Form 10QSB
period 2007-03-31
GOLD CREST MINES INC
filed 2007-05-16
CIK 1375618

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

GOLD CREST MINES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	0-23022	82-0290112
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 893-0171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 3, 2007,  72,588,828 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (4-07)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a   currently valid OMB control number.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

3

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

8

ITEM 3.

Controls and Procedures

8

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

9

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

ITEM 3.

Defaults upon Senior Securities

9

ITEM 4.

Submission of Matters to a Vote of Security Holders

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Gold Crest Mines, Inc. (An Exploration Stage Company) Consolidated Balance Sheet at March 31, 2007 (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,425,652
Prepaid expenses and deposits	290,075
Total current assets	3,715,727

Note receivable	150,000
Equipment, net of $5,733 accumulated depreciation	82,397
Mineral properties	153,175
Total assets	$4,101,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$85,720
Total current liabilities	85,720

Stockholders’ equity:
Preferred stock; no par value; 10,000,000 shares authorized; none issued or outstanding	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 72,348,828 shares issued and outstanding	72,349
Additional paid-in capital	6,391,513
Accumulated deficit	(2,448,283)
Total stockholders’ equity	4,015,579

Total liabilities and stockholders’ equity	$4,101,299

\

The accompanying notes are an integral part of these financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations for the Three Month Period Ended

March 31, 2007 and from inception (January 11, 2005) to March 31, 2007 (Unaudited)

	Three	From
	Months Ended	Inception 1/1/05 to
	3/31/07	3/31/07
Operating expenses:
Exploration expenditures	$320,708	$1,092,000
Legal and accounting expenses	52,232	128,517
Director fees	108,000	698,000
General and administrative	141,071	544,679
Operating expenses	622,011	2,463,196

Other (income):
Interest	(18,831)	(14,913)
Total other (income)	(18,831)	(14,913)

Net loss	$603,180	$2,448,283

Net loss per common share	$0.01	$0.07

Weighted average number of shares outstanding – basic	69,079,315	34,478,016

The accompanying notes are an integral part of these financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows for the Three Month Period Ended

March 31, 2007 and from inception (January 11, 2005) to March 31, 2007 (Unaudited)

	Three	From
	Months Ended	Inception 1/11/05 to
	3/31/07	3/31/07
Cash flows from operating activities:
Net loss	$(603,180)	$(2,448,283)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	5,301	5,733
Share-based compensation	108,000	1,246,000
Interest paid with common shares	-	12,500
Change in assets and liabilities:
Prepaid expenses and deposits	(246,093)	(290,075)
Accounts payable	48,286	85,719
Net cash used by operating activities	(687,686)	(1,388,406)

Cash flows from investing activities:
Cash received in reverse merger (Note 1)		7,456
Note receivable issued	(150,000)	(150,000)
Purchase of mineral properties	(20,000)	(153,175)
Purchase of equipment	(48,887)	(88,130)
Net cash used by investing activities	(218,887)	(383,849)

Cash flows from financing activities:
Sale of common stock, net of issuance costs	2,149,198	5,197,907
Net cash provided by financing activities	2,149,198	5,197,907

Net increase in cash	1,242,625	3,425,652
Cash at beginning of period	2,183,027	-
Cash at end of period	$3,425,652	$3,425,652

The accompanying notes are an integral part of these financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

Organization and Description of Business:

Gold Crest Mines, Inc. (“Gold Crest” and “the Company”) is a Nevada corporation originally incorporated on August 20, 1968, as Silver Crest Mines, Inc., an Idaho corporation. Effective August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006.  This transaction has been treated as a reverse merger, effectively as if Niagara had issued shares for consideration equal to the net monetary assets of Gold Crest. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Niagara, the accounting acquirer. There was no activity in Niagara for the three months ended March 31, 2006, and therefore there are no comparative statements for that period.

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

2.

Consolidation of Subsidiaries

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the Company’s accounts and the accounts of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

3.

Net Loss per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements for all entities with complex capital structures. Weighted average earnings per share include the effect of shares exchanged with the Company, as if the exchange had occurred at the beginning of the year. Basic EPS is computed as net income or loss divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At March 31, 2007, the Company had outstanding common stock equivalents, which were considered anti-dilutive, and only basic EPS is reported for the three months ended March 31, 2007, and from inception, January 11, 2005, to March 31, 2007.

4.

Share-Based Compensation

In January 2007, the Company issued 200,000 common shares as share-based compensation to a newly appointed director, and valued the shares at market price on the date of grant, which was $0.54 per share. This amounted to director fee share-based compensation of $108,000 during the three months ended March 31, 2007.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

5.

Note Receivable

On January 11, 2007, the Company advanced Diamond Drilling Consultants Con Ag., Inc. (“Diamond Drilling”) $150,000 of a $200,000 secured promissory note to secure the construction of a drilling rig for use by the Company. The additional $50,000 will be advanced when the drilling rig construction is complete. Interest will accrue at six percent (6%) per annum, starting June 15, 2007, until paid. This note, including principal and interest, is payable in full on or before January 15, 2009, or at the termination of the drilling contract between the parties, whichever shall occur first. In consideration for the Company providing this note, the Company shall have exclusive use of the drilling rig for two calendar years, which will also serve as collateral for the loan. Upon successful completion of the contractual obligations of the loan, the Company agrees to grant Diamond Drilling a forty percent (40%) reduction in the amount of principle and accrued interest payable.

6.

New Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

In February 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in our 2008 financial statements. We have not yet determined the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company intends to engage in exploration work on its Kisa group of claims in Alaska.  The work program for the next 12 months includes airborne aeromagnetic and electromagnetic surveys, geologic mapping, soil, stream sediment and rock chip sampling, ground geophysical surveys and diamond drill testing of three prospects on Kisa claim group.

The Company is voluntarily registering its common stock under the Securities Exchange Act of 1934.  After completion this registration it is the Company’s intention to obtain a listing on the NASDAQ Supervised OTC Bulletin Board.  The Company believes that listing on the OTCBB will facilitate the Company’s efforts to obtain additional equity financing.

The Company does not anticipate a significant change in the number of employees during the next 12 months.  The Company intends to rely upon the use of outside consultants to provide services to the Company.  These plans could change depending upon the timing and nature of any additional acquisitions of mineral exploration properties (none of which are under consideration at this time).  During the next 12 months, the Company expects to be able to satisfy its cash requirements, and does not foresee the need to raise additional capital during this period to execute its current exploration program.

Off-Balance Sheet Arrangements

There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

Item 3.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10QSB. Based on this evaluation, he concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during the three month period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Board of Directors authorized the private placement of Shares of the Company’s Common Stock at a price of $0.30 per Share.  The Shares were offered and sold on a “Best Efforts” basis by the Company and certain sales agents.  During the quarter ended March 31, 2007, a total of 7,409,999 shares were sold to 22 accredited investors, resulting in gross proceeds to the Company of $2,223,000.  Sales agents received $73,800 in sales commissions.  The offer and sale of shares was made through Section 4(2), Rule 506 of Regulation D, and Regulation S exemptions from registration. All proceeds raised from the sale of the Shares were immediately available to the Company.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.

OTHER INFORMATION

None

Item 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Gold Crest Mines, Inc.

(An Exploration Stage Company)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

By:

/s/ Thomas H. Parker

Thomas H. Parker

President and CEO

Date: May 15, 2007

10