Form 10QSB
period 2007-06-30
GOLD CREST MINES INC
filed 2007-08-06
CIK 1375618

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

GOLD CREST MINES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	0-52392	82-0290112
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 462-0315

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ X ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 27, 2007, 72,668,828 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Information

3

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

9

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

ITEM 3.

Defaults Upon Senior Securities

9

ITEM 4.

Submission of Matters to a Vote of Security Holders

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

Certifications

11

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Gold Crest Mines, Inc. (An Exploration Stage Company) Consolidated Balance Sheet at June 30, 2007 (Unaudited)

ASSETS

Current assets:
Cash	$2,495,121
Prepaid expenses and deposits	285,742
Total current assets	2,780,863

Note receivable	200,000
Equipment, net of $10,749 accumulated depreciation	124,223
Mineral properties	153,175
Total assets	$3,258,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$120,167
Total current liabilities	120,167

Stockholders’ equity:
Preferred stock; no par value; 10,000,000 shares authorized, none issued or outstanding
Common stock; $0.001 par value; 500,000,000 shares authorized; 72,668,828 shares issued and outstanding	72,668
Additional paid-in capital	6,529,659
Accumulated deficit	(3,464,233)
Total stockholders’ equity	3,138,094
Total liabilities and stockholders’ equity	$3,258,261

The accompanying notes are an integral part of these financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations for the Three and Six Month Periods Ended

June 30, 2007 and from Inception (January 11, 2005) to June 30, 2007 (Unaudited)

	June 30, 2007		From Inception
	Three Months	Six Months	January 11, 2005, to June 30, 2007
Operating expenses:
Exploration expenditures	$662,102	$982,810	$1,754,102
Legal and accounting expenses	59,378	111,610	187,895
Directors’ fees	106,000	214,000	804,000
General and administrative	211,674	352,745	756,353
Total operating expenses	1,039,154	1,661,165	3,502,350

Other (income) expense net:
Interest	(23,204)	(42,035)	(38,117)
Total other income	(23,204)	(42,035)	(38,117)

Net loss	$1,015,950	$1,619,130	$3,464,233

Net loss per common share - basic	$0.01	$0.02	$0.08

Weighted average number of shares outstanding – basic	72,552,828	70,825,774	40,777,158

The accompanying notes are an integral part of these financial statements.

Gold Crest Mines, Inc. (An Exploration Company) Consolidated Statements of Cash Flows for the Six Month Period Ended June 30, 2007 and from Inception (January 11, 2005) to June 30, 2007 (Unaudited)

		From
	Six Months Ended June 30, 2007	Inception January 11, 2005 to June 30, 2007
Cash flows from operating activities:
Net loss	$(1,619,130)	$(3,464,233)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,317	10,749
Share-based compensation	214,000	1,352,000
Interest paid with common shares	-	12,500
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(241,760)	(285,742)
Accounts payable	82,733	120,166
Net cash used by operating activities	(1,553,840)	(2,254,560)

Cash flows from investing activities:
Cash received in reverse merger (Note 1)	-	7,456
Note receivable issued	(200,000)	(200,000)
Purchase of mineral properties	(20,000)	(153,175)
Purchase of equipment	(95,730)	(134,973)
Net cash used by investing activities	(315,730)	(480,692)

Cash flows from financing activities:
Sale of common stock, net of issuance costs	2,181,664	5,230,373
Net cash provided by financing activities	2,181,664	5,230,373

Net increase in cash	312,094	2,495,121
Cash, beginning of period	2,183,027	-

Cash, end of period	$2,495,121	$2,495,121

The accompanying notes are an integral part of these financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

1.

Organization and Description of Business:

Gold Crest Mines, Inc. (“Gold Crest” and “the Company”) is a Nevada corporation originally incorporated on August 20, 1968, as Silver Crest Mines, Inc., an Idaho corporation. Effective August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006.  This transaction has been treated as a reverse merger, effectively as if Niagara had issued shares for consideration equal to the net monetary assets of Gold Crest. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Niagara, the accounting acquirer. There was no activity in Niagara for the three or six months ended June 30, 2006, and therefore there are no comparative statements for that period.

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

2.

Consolidation of Subsidiaries

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the Company’s accounts and the accounts of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

3.

Net Loss per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements for all entities with complex capital structures. Weighted average earnings per share include the effect of shares exchanged with the Company, as if the exchange had occurred at the beginning of the year. Basic EPS is computed as net income or loss divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At June 30, 2007, the Company had anti-dilutive common stock equivalents, and therefore only basic EPS is reported for the periods presented.

4.

Share-Based Compensation

During January and May 2007, the Company issued 200,000 common shares each to two new directors of the Company as share-based compensation, and valued the shares at market price on the date of grant, which was $0.54 and $0.53, respectively, per share. This amounted to director fee share-based compensation of $108,000 during the three months ended March 31, 2007, and an additional $106,000 share-based compensation during the three months ended June 30, 2007.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

5.

Note Receivable

On January 11, 2007, the Company advanced Diamond Drilling Consultants Con Ag., Inc. (“Diamond Drilling”) $150,000 of a $200,000 secured promissory note to secure the construction of a drilling rig for use by the Company. The final $50,000 was advanced during May 2007, when the drilling rig construction was completed. Interest accrues at six percent (6%) per annum, from June 15, 2007, until paid. This note, including principal and interest, is payable in full on or before January 15, 2009, or at the termination of the drilling contract between the parties, whichever shall occur first. In consideration for the Company providing this note, the Company will have exclusive use of the drilling rig for two calendar years, which also serves as collateral for the loan. Upon successful completion of the contractual obligations of the loan, the Company agrees to grant Diamond Drilling a forty percent (40%) reduction in the amount of principle and accrued interest payable.

6.

Adoption of New Accounting Principles

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three and six month periods ended June 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

7.

New Accounting Pronouncements

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

The Company is performing exploration work on its Kisa group of claims in Alaska.  The work program for the next 12 months includes airborne aeromagnetic and electromagnetic surveys, geologic mapping, soil, stream sediment and rock chip sampling, ground geophysical surveys and diamond drill testing of three prospects in the Kisa claim group.

Based on work done during the winter months and numerous data sources, the Company has identified additional ground north and east of the Kisa claims that we believe is highly prospective. That ground, approximately 51,000 acres, was staked in early July. The Company is now seeking a joint venture partner to manage the initial exploration of these new claims.

The Company does not anticipate a significant change in the number of employees during the next 12 months, and intends to rely upon the use of outside consultants to provide services to the Company.  These plans could change depending upon the timing and nature of any additional acquisitions of mineral exploration properties (none of which are under consideration at this time).  The Company has committed with an underwriter to raise an additional $5 million gross during the quarter ending September 30, 2007.

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

There has been no change in our internal control over financial reporting during the three month period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Board of Directors authorized the private placement of Shares of the Company’s Common Stock at a price of $0.30 per Share.  The shares were offered and sold on a “Best Efforts” basis by the Company and certain sales agents.  During the quarter ended June 30, 2007, a total of 36,000 shares were sold to 3 accredited investors, resulting in gross proceeds to the Company of $36,000, less $3,600 in sales commissions.  The offer and sale of shares was made through Section 4(2), Rule 506 of Regulation D, and Regulation S exemptions from registration. All proceeds raised from the sale of the shares were immediately available to the Company.

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

Date: August 3, 2007

10