Form 10QSB
period 2007-09-30
GOLD CREST MINES INC
filed 2007-11-13
CIK 1375618

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

GOLD CREST MINES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-52392	82-0290112
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

10807 E Montgomery Dr. Suite #1 Spokane Valley, WA	99206
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 893-0171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]  No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 07, 2007, 75,631,328 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLD CREST MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	At September 30, 2007	At December 31, 2006
ASSETS:	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$ 622,026	$ 2,183,027
Other receivable	4,165	-
Prepaid expenses and deposits, current	183,105	43,982
Total Current Assets	809,296	2,227,009
Prepaid expenses and deposits, noncurrent	14,104	-
Note receivable	120,000	-
Interest receivable	3,534	-
Equipment, net	117,600	38,810
Mineral properties	188,175	133,175
TOTAL ASSETS	$ 1,252,709	$ 2,398,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 316,314	$ 37,434
Total Liabilities	316,314	37,434
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 72,718,828 and 64,738,829 shares issued and outstanding, respectively	72,719	64,739
Additional paid-in capital	6,543,608	4,141,924
Accumulated deficit	(5,679,932)	(1,845,103)
Total Stockholders’ Equity	936,395	2,361,560
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,252,709	$ 2,398,994

The accompanying notes are an integral part of these consolidated financial statements.

 GOLD CREST MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception January 11, 2005, to September 30, 2007
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUES	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES:
Exploration expenditures	1,935,230	386,906	2,918,040	386,906	3,689,332
Legal and accounting expenses	58,445	37,247	170,055	37,247	246,340
Directors’ fees	-	-	214,000	-	804,000
General and administrative	239,921	46,186	592,666	46,186	996,274
TOTAL OPERATING EXPENSES	2,233,596	470,339	3,894,761	470,339	5,735,946
LOSS FROM OPERATIONS	(2,233,596)	(470,339)	(3,894,761)	(470,339)	(5,735,946)
OTHER INCOME (EXPENSE)
Interest income	17,897	-	59,932	-	70,787
Interest expense	-	(14,773)	-	(14,773)	(14,773)
TOTAL OTHER INCOME (EXPENSE)	17,897	(14,773)	59,932	(14,773)	56,014
LOSS BEFORE TAXES	(2,215,699)	(485,112)	(3,834,829)	(485,112)	(5,679,932)
INCOME TAXES	-	-	-	-	-
NET LOSS	$(2,215,699)	$ (485,112)	$ (3,834,829)	$ (485,112)	$ (5,679,932)
NET LOSS PER COMMON SHARE - BASIC	$ (0.03)	$ (0.01)	$ (0.05)	$ (0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	72,671,002	40,399,060	71,430,892	13,664,388

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	From Inception January 11, 2005 to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,834,829)	$ (485,112)	$ (5,679,932)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	16,939	432	17,371
Share-based compensation	228,000	-	1,366,000
Interest paid with common shares	-	12,500	12,500
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(73,228)	-	(117,210)
Decrease (increase) in other receivable	(4,165)	-	(4,165)
(Decrease) increase in accounts payable	278,880	37,074	316,314
Net cash used by operating activities	(3,388,403)	(435,106)	(4,089,122)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger (Note 1)	-	7,456	7,456
Note receivable issued	(200,000)	-	(200,000)
Interest receivable	(3,534)	-	(3,534)
Purchase of mineral properties	(55,000)	(109,575)	(188,175)
Purchase of equipment	(95,729)	(25,932)	(134,971)
Net cash used by investing activities	(354,263)	(128,051)	(519,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in stock subscription receivable	-	(230,700)	-
Sale of common stock, net of issuance costs	2,181,665	2,169,274	5,230,372
Net cash provided by financing activities	2,181,665	1,938,574	5,230,372
Net increase (decrease) in cash and cash equivalents	(1,561,001)	1,375,417	622,026
Cash and cash equivalents, beginning of period	2,183,027	-	-
Cash and cash equivalents, end of period	$ 622,026	$ 1,375,417	$ 622,026
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ 2,273	$ 2,273

The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.

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

The unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring entries) considered necessary for a fair presentation of the interim consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

NOTE 2.

Consolidation of Subsidiaries

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the Company’s accounts and the accounts of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3.

Net Loss per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements for all entities with complex capital structures. Weighted average earnings per share include the effect of shares exchanged with the Company, as if the exchange had occurred at the beginning of the year. Basic EPS is computed as net income or loss divided by the weighted average number of both classes of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock equivalents such as common shares issuable through stock options, warrants and other convertible securities. At September 30, 2007, the Company had anti-dilutive common stock equivalents, and therefore only basic EPS is reported for the periods presented.  At September 30, 2007 there were 200,000 common stock options available for immediate exercise.

NOTE 4.

Share-Based Compensation

Stock Options:

During the nine months ended September 30, 2007, the Company issued 6,380,000 options under the 2007 Stock Plan with exercise prices ranging from $0.28 to $0.53 with vesting at various dates through 2009.  These options were granted to members of the board of directors, officers, employees and consultants of the Company.  The 2007 Stock Plan has not yet been approved by the shareholders and accordingly, no expense has been recorded, pending approval of the 2007 Stock Plan by the shareholders at the scheduled annual shareholder meeting to be held on December 4, 2007.

Common Stock:

During September 2007 the Company issued 50,000 common shares to an officer of the Company as share-based compensation, and valued the shares at market price on the date of grant, which was $0.28 per share.  This amounted to share-based compensation of $14,000 during the three months ended September 30, 2007.

During January and May 2007, the Company issued 200,000 common shares each to two new directors of the Company as share-based compensation, and valued the shares at market price on the date of grant, which was $0.54 and $0.53 per share, respectively. This amounted to director fee share-based compensation of $214,000 for the nine month period ended September 30, 2007.

NOTE 5.

Note Receivable

On January 11, 2007, the Company advanced Diamond Drilling Consultants Con Ag., Inc. (“Diamond Drilling”) $150,000 of a $200,000 secured promissory note to secure the construction of a drilling rig for use by the Company. The final $50,000 was advanced during May 2007, when the drilling rig construction was completed. Interest accrues at six percent (6%) per annum, from June 15, 2007, until paid. This note, including principal and interest, is payable in full on or before January 15, 2009, or at the termination of the drilling contract between the parties, whichever shall occur first. In consideration for the Company providing this note, the Company will have exclusive use of the drilling rig for two calendar years, which also serves as collateral for the loan. Upon successful completion of the contractual obligations of the loan, the Company agrees to grant Diamond Drilling a forty percent (40%) reduction in the amount of principal and accrued interest payable.  At September 30, 2007, the 40% reduction is probable and likely to occur.  Therefore 40% of the note receivable, or $80,000 has been recorded as prepaid exploration costs and is being amortized over the life of the note receivable.  The expense is being charged to exploration expenditures.

NOTE 6.

Adoption of New Accounting Principles

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2004 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three and nine month periods ended September 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

NOTE 7.

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

NOTE 8.

Subsequent Events

On October 12, 2007 the Company commenced a Private Placement (the “Subscription Agreement) as part of an offering of up to 10,000,000 Units to raise up to a maximum of $2,000,000 on a best efforts basis.  There is no minimum offering amount and all funds shall be immediately available to the Company.  The offering price for one Unit was set at $0.20 per Unit.  Each Unit consists of one share of Common stock (the “Shares”) and one Full Common Stock Purchase Warrant (the “Warrant”).  Each Warrant shall be exercisable for a period of two (2) years from the closing to purchase one share of Common Stock at a price of $0.30 per share.  None of the Units, the Shares, Warrants or Shares issuable upon exercise of the Warrants have been registered under the Securities Act of 1933, as amended (U.S. Securities Act”), or the securities laws of any state in the United States.  The Company expects the closing date to be November 20, 2007.

As of November 07, 2007 a total of 2,912,500 shares were sold to 13 accredited investors, resulting in gross proceeds to the Company of $582,500.

ITEM 2. Management’s Discussion and Analysis of Plan of Operation

Plan of Operation

The following discussion of our financial condition and plan of operations constitutes management’s review of the factors that affected our financial and operating performance of the three (3) months ending September 30, 2007. This discussion should be read in conjunction with the financial statements, notes and discussions regarding risk factors contained in the Company’s Form 10-SB, on file with the US Securities and Exchange Commission.

The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 93,500 acres of land under State of Alaska jurisdiction and over 8,400 acres in Idaho under Federal jurisdiction. In Alaska, the lands are held under and are subject to the State’s mining laws and regulations and the Idaho properties are held under and are subject to the Federal mining laws and regulations.  We continue to identify, investigate and acquire potential properties for future exploration and development when warranted.

In August 2006, the Company acquired exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 22,500 acres.  Based on field work completed in late 2006 and summer of 2007, airborne geophysical surveys completed in the fall of 2006 and spring of 2007 and results of data compilations conducted over the winter months, the Company identified additional ground for acquisition. Approximately 8,000 acres in the Kisa area and approximately 51,000 acres, located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s other claim groups were acquired based on the results. Preliminary assessment of the properties was completed in mid-to-late September. On the Seward Peninsula the Company also acquired additional lands adjacent to the Kelly Creek project increasing the total land holdings in that project area to over 12,000 acres.

The Company’s wholly owned Alaskan subsidiary, Kisa Gold Mining, Inc. carried out active preliminary exploration programs on most of its other Alaskan properties in 2007 including:

1)

Completion and processing of 2,100 square miles of airborne geophysical surveys and completion of 17-line miles of Induced Polarization-Resistivity surveys and 120-line miles of ground magnetic surveys in the Kisa project area;

2)

Collection and analytical analysis of over 300 stream sediments and 250 rock chip samples and construction of three soil grids in the Kisa area;

3)

Mobilization of a drill rig, 15-person camp, personnel and supplies and completion of over 3,100 feet of diamond drilling on its Kisa claims;

4)

Acquisition of two historic district-scale industry reconnaissance data sets and development of a proprietary steam sediment database that includes over 3,000 conventional silt and pan concentrate stream sediment samples;

5)

A mapping and sampling program on the Kelly Creek prospect and surrounding areas on the Seward Peninsula in northwestern Alaska.

In Idaho, the Company initiated collection and compilation of historic exploration data and due diligence activities related to its land holdings in the Stibnite-Yellow Pine Mining District.

We have limited capital resources and thus have to rely upon the sale of equity and debt securities for the cash required for exploration and development purposes, for acquisitions and to fund our administration.  Since we do not expect to generate any revenues in the near future, we must continue to rely upon the sale of our equity and debt securities to raise capital.  There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any period or, if available, that it can be obtained on terms satisfactory to us.

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

ITEM 3.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on the foregoing, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Additionally, the Company has engaged an outside Sarbanes-Oxley consultant to assist the Company in assessing the effectiveness of the internal controls over its financial reporting processes.  The consultant will assist management in establishing the framework for compliance with Section 404(a) of the Sarbanes-Oxley Act of 2002.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

By:

/s/ Thomas H. Parker

Thomas H. Parker

President and CEO

Date: November 13, 2007