Form 10KSB
period 2007-12-31
GOLD CREST MINES INC
filed 2008-03-26
CIK 1375618

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

SECURITIES RESGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  Common Stock, $0.001 par value

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No [ X ]

Revenues of the registrant for its fiscal year ended December 31, 2007 were $0.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $9,666,283 as of March 12, 2008.

At March 12, 2008, 76,903,828 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business Development

Silver Crest Mines, Inc., the Company’s predecessor, was incorporated under the laws of the State of Idaho in 1968.  The Company was organized to develop mineral properties located in the State of Idaho.  The Company’s initial and subsequent efforts in the acquisition, exploration and development of potentially viable and commercial properties were unsuccessful.  The Company has a history of losses and no revenues from operations.  The Company’s capital needs have historically been met by the issuance of securities either through private placements, the issuance of shares for debt or the joint venture or lease of mineral properties.  In June 2003, the Company merged into its wholly-owned subsidiary, Silver Crest Resources, Inc., for the purpose of changing the Company’s state of domicile to Nevada.

The Company was thereafter dormant until the completion of the share exchange effective August 1, 2006 with Niagara Mining & Development Company, Inc. (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006.  Under the terms of the share exchange, the Company acquired all of the issued and outstanding shares of Niagara in exchange for 37,500,000 shares of the Company’s common stock.  At the time of the share exchange, Niagara was in the process of completing the acquisition and staking of mining claims in Alaska and Idaho.

In August 2006, the Company acquired exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 22,500 acres of State of Alaska-owned lands in 6 claim groups including the Kisa, Gold Lake, Ako, Little Swift, Gold Creek and Gossan Valley within the Kuskokwim Mineral Belt.  Based on field work completed in late 2006 and summer of 2007, airborne geophysical surveys completed in the fall of 2006 and spring of 2007 and results of data compilations conducted over the winter months, the Company identified additional ground for acquisition. Approximately 8,000 acres in the Kisa area and approximately 51,000 acres, located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s other claim groups were acquired based on the results.  The Company acquired rights to 8,640 acres under a lease/option to purchase agreement with Greatland Exploration on the Seward Peninsula in northwest Alaska called the Kelly Creek projectand acquired additional lands adjacent to the Kelly Creek project increasing the total land holdings in that project area to over 26,000 acres.

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.  The Stibnite gold district is located east of McCall in Valley County, Idaho, approximately 45 miles northeast of Cascade, Idaho.

On January 24, 2008, Gold Crest entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig.  Pursuant to the terms of the Agreement, Gold Crest has been granted an exclusive option through August 15, 2008 to purchase a royalty right in real property located in Valley County, Idaho.  The royalty right consists of a 5% (five percent) royalty interest in all net smelter returns, net revenue and net mint returns.  The Royalty Right has a total Purchase Price of $1,642,480.  As consideration for entering into the Option Agreement, Gold Crest paid $400,000.  If Gold Crest elects to exercise this option on or before August 15, 2008, then there will be another payment upon closing in the amount of $400,000.  The remaining balance of the Purchase Price, $842,480 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest in the amount of $200,000 will be due on the same day and month as the Closing Date and will end in the year 2013.

On January 24, 2008, Gold Crest entered into an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  Pursuant to the terms of the Agreement, Gold Crest has been granted an exclusive option through August 15, 2008 to purchase real property located in Valley County, Idaho consisting of two parcels of patented mill site claims comprising approximately 135 acres and two parcels of patented lode mining claims comprising 120 acres.  The Property has a total Purchase Price of $435,620.  As consideration for entering into the Option Agreement, Gold Crest paid $125,000.  If Gold Crest elects to exercise this option on or before August 15, 2008, then there will be another payment upon closing in the amount of $100,000.  The remaining balance of the Purchase Price, $210,620 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest in the amount of $50,000 will be due on the same day and month as the Closing Date and will end in the year 2013.

In October 2007, our common stock began trading on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “GCMN”.  Prior to October 2007 our common stock was traded on the over the counter market in the pink sheets under the symbol “GCMN.”

We are currently in the process of becoming listed on the TSX Venture Exchange (“TSX-V”).  We anticipate being listed sometime in the second quarter of 2008.

There have been no bankruptcy, receivership or similar proceedings.

Business of the Company

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of our exploration programs is directed at precious metals, primarily gold. We currently control approximately 107,500 acres of land under State of Alaska jurisdiction. In Alaska, the lands are held under and are subject to the State’s mining laws and regulations.  We continue to identify, investigate and acquire potential properties for future exploration and development when warranted.  We also currently control approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.   The Idaho properties are held under and are subject to the Federal mining laws and regulations.  In Idaho, we initiated collection and compilation of historic exploration data and due diligence activities related to our land holdings in the Stibnite-Yellow Pine Mining District.

Risk Factors

The Company’s business is subject to numerous risk factors, including the following:

Mineral exploration and development are highly speculative and capital intensive.  Most exploration efforts are not successful in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined.  The operations of the Company are also indirectly subject to all of the hazards and risks normally incident to developing and operating mining properties.  These risks include insufficient ore reserves; fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; labor disputes; geological problems; failure of pit walls or dams; force majeure events; and the risk of injury to persons, property or the environment.

Ore reserve figures and costs are primarily estimates and are not guarantees of recovery of the indicated quantities of these metals.  There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond the control of the Company.  The estimation of reserves and mineralization is a subjective process, and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment.  Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates.  No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.  Reserve estimates for properties that have not yet started production may change based on actual production experience.  Further, reserves are valued based on estimates of costs and metals prices.  The economic value of ore reserves may be adversely affected by:

•

declines in the market price of the various metals we mine;

•

increased production or capital costs; or

•

reduced recovery rates.

Assumptions about prices are subject to greater uncertainty, and metals prices have fluctuated widely in the past.  Declines in the market price of base or precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit.  Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of orebodies and the processing of new or different ore grades may materially and adversely affect reserves.  However, if the price of metals declines substantially below the levels used to calculate reserves for an extended period, we could experience:

•

delays in new project development;

•

increased net losses;

•

reduced cash flow;

•

reductions in reserves; and

•

possible write-down of asset values.

The profitability of mining operations is directly related to the market price of the metals being mined.  The market price of base and precious metals such as copper, silver and gold fluctuate widely and is affected by numerous factors beyond the control of any mining company.  These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors.  If the market price of silver or copper should drop dramatically, the value of the Company’s exploration properties could also drop dramatically; and the Company might not be able to recover its investment in those properties.  The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received.  Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine.

Our ability to produce gold, silver and copper in the future is dependent upon our exploration efforts and our ability to develop ore reserves.  If prices for these metals decline, it may not be economically feasible for us to continue our development of a project or to continue commercial production at some of our properties.

In the event that we bring any properties into production, our ability to sustain or increase any production of metals will depend, in part, on our ability to develop new orebodies and/or expand existing operations.  Before we can begin a development project, we must first determine whether it is economically feasible to do so.  This determination is based on estimates of several factors, including:

•

reserves;

•

expected recovery rates of metals from the ore;

•

facility and equipment costs;

•

capital and operating costs of a development project;

•

future metals prices;

•

comparable facility and equipment costs; and

•

anticipated climate conditions.

Development projects may have no operating history upon which to base these estimates; and these estimates are based in large part on our interpretation of geological data, a limited number of drill holes and other sampling techniques.  As a result, actual cash operating costs and returns from a development project may differ substantially from our estimates; as a result of which, it may not be economically feasible to continue with a development project.

Mineral exploration, particularly for gold, silver and copper, is highly speculative.  It involves many risks and is often nonproductive.  Even if we find a valuable deposit of minerals, it may be several years before production is possible.  During that time, it may become economically unfeasible to produce those minerals.  Establishing ore reserves requires us to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities.  As a result of these costs and uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted by current production.

Mines have limited lives and, as a result, mining companies continually seek to replace and expand their reserves through the acquisition of new properties.  In addition, there is a limited supply of desirable mineral lands available in the United States and other areas where we would consider conducting exploration and/or production activities.  Because we face strong competition for new properties from other mining companies, most of whom have greater financial resources than we do, we may be unable to acquire attractive new exploration properties on terms that we consider acceptable.

Our business is subject to a number of risks and hazards including:

•

environmental hazards;

•

industrial accidents;

•

labor disputes;

•

unusual or unexpected geologic formations;

•

cave-ins;

•

explosive rock failures; and

•

flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in:

•

damage to or destruction of mineral properties or producing facilities;

•

personal injury;

•

environmental damage;

•

delays in exploration, development or mining;

•

monetary losses; and

•

legal liability.

Our properties are located in the northern Idaho and Alaska, and thus weather may play a role in the cost of implementing an exploration program. In the United States, our properties are located in National Forests, where access roads are often poorly maintained. With high rainfall, for example, there may be some chance of washouts occurring on roads, which could prevent access to some of, or portions of, the properties. Forest fires could lead to government agencies’ restricting or even closing access to our properties such as they did at Stillwater Mining Company in 2006. Such closures would prevent us from undertaking planned exploration programs and require those programs to be postponed. Harsh winter conditions may preclude planned winter access of our properties and/or reduce the effective summer field season. In Alaska, mild winter conditions could preclude us from performing winter work programs where such programs depend upon a winter freeze up of lakes to provide access to the property (especially for drilling purposes).

For some of these risks, we may be able to obtain insurance to protect against these losses.  However, we may not be able to obtain this insurance, particularly if there are significant premiums.  Insurance against environmental risks is generally either unavailable or too expensive for us and other companies in our industry; and, therefore, we do not intend to maintain environmental insurance.  To the extent we are subject to environmental liabilities, we would have to pay for these liabilities.  Moreover, in the event that we are unable to fully pay for the cost of remedying an environmental problem, we might be required to suspend operations or enter into other interim compliance measures.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations.  Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part.  The duration and success of our efforts to obtain permits are contingent upon many variables not within our control.  Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority.  There can be no assurance that all necessary permits will be obtained; and, if obtained, the costs involved will not exceed those that we previously estimated.  It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

Our business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters.  New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.  Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities.  The amount of the financial assurances and the amount required to be set aside by us as collateral for these financial assurances will be dependent upon a number of factors, including our financial condition, reclamation cost estimates, development of new projects and the total dollar value of financial assurances in place.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production.  Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price.  To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company.  Laws and regulations intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive.

The validity of unpatented mining claims, which constitute a significant portion of the Company’s property holdings in the United States, is often uncertain, and such validity is always subject to contest.  Unpatented mining claims are unique property interests and are generally considered subject to greater title risk than patented mining claims or real property interests that are owned in fee simple.  The Company has not yet filed a patent application for any of its properties that are located on federal public lands in the United States; and, under proposed legislation to change the General Mining Law, patents may be hard to obtain.  Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company does not generally obtain title opinions until financing is sought to develop a property with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

We have limited financial resources, do not generate operating revenue, and must finance our operations by other means.  We do not know whether additional funding will be available for further exploration and development of our projects.  If we fail to obtain additional financing, we will have to delay or cancel further exploration and development of our properties, and we could lose all of our interests in our properties.

If our exploration programs successfully locate an economic orebody, additional funds will be required to place it into commercial production.  Substantial expenditures would be required to establish ore [reserves] through drilling, to develop metallurgical processes to extract the metals from the ore and to construct the mining and processing facilities at any site chosen for mining.  We do not know whether additional financing will be available at all or on acceptable terms.  If additional financing is not available, we may have to postpone the development of or sell the property.

We have had no revenues or earnings from operations.  We have no significant assets or financial resources.  As a mineral exploration company, we will sustain operating expenses without corresponding revenues.  This will result in us incurring net operating losses that will increase continuously until we can bring a property into production or lease, joint venture or sell any property we may acquire.

We compete with other mineral exploration and mining companies, many of which have greater financial resources than us or are further in their development, for the acquisition of mineral claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees and other personnel.  If we require and are unsuccessful in acquiring additional mineral properties or personnel, we will not be able to grow at the rate we desire, or at all.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies.  There can be no assurance that continual fluctuations in price will not occur.  It may be anticipated that any quoted market for our Common Shares will be subject to market trends generally, notwithstanding our potential success in delineating mineral resources.

You should not rely on an investment in our common stock to provide dividend income, as we do not plan to pay cash dividends on our common stock in the foreseeable future.  Thus, if you are to receive any return on your investment in our common stock, it will come from the appreciation, if any, in the value of the common stock.  The payment of future cash dividends, if any, will be reviewed periodically by our board of directors and will depend upon, among other things, conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors.

Shares of our common stock have a limited public market.  Although the shares are currently traded on the NASDAQ Electronic Bulletin Board (OTCBB), we cannot assure you that an active and liquid trading market will develop for our shares.  Such a failure may have a material adverse impact on the market price of the shares and the ability of a purchaser to dispose of the shares in a timely manner or at all.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of minerals.  Exploration for natural resources is a speculative venture involving substantial risk.  Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts.  We may also become subject to significant liability for pollution, cave-ins or hazards which we cannot insure or which we may elect not to insure.

Our competition in the mining industry includes large, established mining companies with substantial capabilities and with greater financial and technical resources than we have.  As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable.  We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees.  If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

We have not found any mineral reserves on our claims, and there can be no assurance that any of the mineral claims we intend to explore will contain commercial quantities of any minerals.  Even if we identify commercial quantities of minerals in any of our claims, there can be no assurance that we will be able to exploit the reserves or, if we are able to exploit them, that we will do so on a profitable basis.

The probability of an individual prospect ever having reserves is remote.  In all probability, our properties do not contain any reserves.  As such, any funds spent on exploration could be lost which will result in a loss of your investment.

Our shares are currently listed and traded on the NASDAQ Electronic Bulletin Board (OTCBB).  Trading in stock quoted on the (OTCBB) is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes there is a high probability that speculative, low-priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Amount Spent on Exploration for the Last Two Years

During the years ending December 31, 2007 and 2006, we have spent $3,350,798 and $771,292, respectively, on exploration activities.

Employees

We presently lease an office that consists of 3,354 square feet and, as of December 31, 2007, we have three full-time employees and one part-time employee.  We intend to utilize the services of consultants and contractors to provide additional services to the Company.

Competition

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential.  The Company competes for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than the Company.  In addition, the Company competes with others in efforts to obtain financing to explore and develop mineral properties.

Regulation

The Company’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Company’s business, causing those activities to be economically reevaluated at that time.

Reports to Security Holders

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 8, 2007.  The Company has filed the required quarterly 10-QSB reports and current reports on form 8-K since that time.

The public may read a copy of any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.

DESCRIPTION OF PROPERTY

ALASKA PROPERTIES

SOUTHWEST KUSKOKWIM PROJECT

Summary

In the Kisaralik Lake area of southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. (KGMI) has staked seven claim blocks consisting of 171 State of Alaska mining claims and 28 Prospecting Sites covering approximately 30,520 acres.  The Company calls the seven claim blocks the Southwest Kuskokwim Project and the individual names of each claim block are Kisa, Gold Lake, Luna, AKO, Gold Creek, Gossan Valley and Little Swift.  Previous workers located and prospected, but never drilled, two significant precious metal showings in a remote, highly prospective portion of the Kuskokwim Mineral Belt nearly 20 years ago.  Both of the showings show striking similarities in mineralization style, alteration and general geologic characteristics to Nova Gold Resources and Barrick’s Donlin Creek project and other major Kuskokwim Mineral Belt gold deposits.

Location and Access

The Southwest Kuskokwim Project area is situated in a mountainous, high relief area located approximately 100 miles east of Bethel, Alaska and approximately 120 miles southwest of Donlin Creek and 40 miles west of the Shotgun Deposit.  The project area lies along the boundary between the Bristol Bay, Kuskokwim and Bethel Recording Districts in southwest Alaska on State of Alaska lands.  Bethel is the nearest community with full, year-round services.  Commercial barge service from Anchorage is available from late May through early October at Bethel.

The effective work season in the project area is from July through September.  The lakes in the immediate area typically remain frozen and snow covers ridges and upper slopes until late June or early July.  Currently, personnel and equipment access to the area is limited to float planes capable of landing on lakes, via helicopter or via small fixed wing aircraft equipped with tundra tires.

The nearest areas to the prospects that are closed to mineral entry include Wood – Tikchik State Park located to the east of the Gold Lake and Kisa claim groups.  Areas to the west and south are property of the Federal government and include the Yukon Flats National Wildlife and Togiak National Wildlife Refuges respectively.  There currently are no unusual social, political or environmental encumbrances to exploration, development or production on the prospects.  There are currently no roads or power available to the properties.  Should attempts to develop one or more of the prospects occur, there is no guarantee that controversy will not arise as a result of any proposed development.

Geologic Setting and Deposit Types

The property is situated in the Kuskokwim Mineral Belt in the southern portion of the Aniak-Tuluksak and southeastern portion of the Bethel Mining Districts.  Historically the Kuskokwim Mineral Belt has been a major placer and lode gold producer as well as the major source of mercury in Alaska since the turn of the twentieth century.  Recent regional- to deposit-scale investigations by industry, academic institutions and government workers have helped better define the mineral deposit types and geologic controls in the Mineral Belt.  This work has been spurred on by the discovery of major gold deposits throughout the northern and central portion of the belt, including the largest known deposit in the belt, the Donlin Creek deposit located approximately 250 km to the northwest.

Rock sequences exposed in the Kuskokwim region consist of fault-bounded terrains consisting of pre-Cretaceous-age to Tertiary-age assemblages of sedimentary, volcanic and intrusive rocks. These rocks were subsequently intruded by middle Cretaceous to Tertiary plutons, and associated dikes and sills, often in swarms along structural corridors. Glacial and modern flood plain deposits typically fill the broad glacially-carved valleys.

Current Program

The following points address the most significant accomplishments of the 2007 exploration program.  They are:

•

Completion of 2,100 square miles of high resolution airborne geophysical surveys south of the Donlin Creek gold deposit;

•

Completion of 17-line miles of induced polarization (IP)/Resistivity, 120-line miles of ground magnetics, collection of over 300 stream sediments and 250 rock samples and three soil grids on anomalies in the seven claim block area;

•

Completion of over 3,100 feet of drilling at the Kisa Breccia target in the Kisa claim group with encouraging results;

•

Acquisition of two historic district-scale industry reconnaissance data sets and development of a proprietary steam sediment database that includes over 3,000 conventional silt and pan concentrate stream sediment samples. These samples define district-scale anomalies along distinct trends identified by the airborne geophysics and cover an area beginning at Kisa and extending 100 miles to northeast to the southern reaches of the Donlin Creek deposit;

•

Discovery and staking of a major new mineral occurrence at the Luna Prospect 6 miles west of the Company’s Kisa claim group.

Southwest Kuskokwim Project Descriptions

Kisa Prospect

The Kisa claim group is made up of 32 state mining claims covering approximately 4,520 acres which consist of a narrow, linear, northeast trending ridge held up with hornfelsed Kuskokwim Group sedimentary rocks intruded by silicified rhyolite to gabbroic dikes and sills.  Several northwest-trending spurs off the main ridge appear to be related to crosscutting dikes of a different age and composition.  Geochemical analyses suggest associations similar to those known from other gold deposits within the Kuskokwim Mineral Belt including the producing Fort Knox Mine and advanced exploration projects at Donlin Creek to the north and Shotgun Hills to the east.

During 2007, the Company drilled over 3,100 feet with encouraging results on one of the main targets of the Kisa claim group, known as the Kisa Breccia Target.  A poorly exposed, extensively silica-carbonate-sulfide altered breccia body is located along a ridge crest and steep, north-facing valley walls.  The breccia is composed of a mixture of altered sedimentary and igneous clasts, many of which exhibit multiple generations of veining and brecciation.  The breccia body is exposed over an area approximately 300 meters wide x 500 meters long and roughly 250 meters high.  Systematic rock chip samples from outcropping exposures of this breccia average over 1.25 grams per tonne gold with select rock chip samples up to 7 grams per tonne. The Company completed six core holes into the Target during the 2007 drilling campaign. All six holes cut broad zones of intensely altered igneous breccia containing low grade gold mineralization including narrower higher grade intervals. Highlights include hole K07-04 which cut 206.7 meters averaging 0.3 grams per tonne gold; hole K07-05 which cut 115.4 meters averaging 0.7 grams per tonne gold, including a 44 meter intercept averaging 1.3 grames per tonne (0.038 ounces per ton) and hole K07-06 which cut 148 meters averaging 0.4 grams per tonne gold.

The Golden Dike Target includes the rocks exposed on and under a prominent northeast trending ridgeline running through the center of the Kisa claim group.  The ridge contains numerous silica-carbonate-sulfide altered felsic rhyolite dikes and sills exposed over an area 300 meters wide x 3000 meters long with at least 200 meters of exposed vertical extent.  Float mapping, aerial photographic linears and airborne geophysical data suggest the dike swarm may extend in both directions under talus covered slopes and into the adjacent valleys.  Sedimentary rocks are heavily iron oxide stained and fractured in the hornfelsed zones adjacent to and along the dike and sill margins and contain various oxidation products after sulfides.  The dikes are often bleached, silicified and typically contain disseminated to stockwork sulfide veining.  The large spatial extent and intense alteration associated with gold in amounts > 0.1 gram per tonne in nearly all the samples collected from this dike swarm and the heavily iron-stained host rocks suggest the presence of a major mineralized system at the surface and underlying the ridge.  Similar dikes swarms and alteration zones are associated with the mineralized zones in the Donlin Creek deposit.

Work in 2007 included detailed rock chip and soil sampling, ground and airborne geophysics and geologic mapping. This work has now expanded the target area to a zone approximately 820 feet to 1,475 feet wide x 8,200 feet to 14,760 feet long with at least 525 feet and locally up to 1,150 feet of exposed vertical extent.

The Pirate’s Pick Target is located in the northern portion of the Kisa claim group and consists of a large northwest-trending quartz-carbonate-sulfide veined fault zone.  The intensely stockwork-veined fault is intermittently exposed over the crest and flanks of a small ridge in an area roughly 200 meters wide by 350 meters long with several hundred meters of exposed vertical extent.  The fault occurs along the northern end of the ridge hosting the dike-sill complex and field evidence suggests the fault may offset and displace the dike swarm.  The average of 18 rock chip samples collected from this zone is 1.95 grams per tonne gold.

Additional targets occur along the projections of the dike swarm and fault systems into the adjacent talus covered slopes and glacial drift filled valleys, but will require additional work prior to definition of drill targets.  Several small rubble crop and/or outcrop showings along the valley edge to the northwest of the main ridge contain anomalous pathfinder element suites and gold values.  These showings correspond with a marked airborne magnetic geophysical anomaly identical to that over the main ridge to the southeast and make an intriguing target.

Gold Lake Prospect

The Gold Lake claim group is made up of 44 state mining claims covering approximately 6,320 acres approximately 8 miles west of the Kisa Prospect and covers a broad, bright red, iron oxide stained, northwest trending ridge several miles long and nearly a mile wide adjacent to Gold Lake.  The claim group contains at least two generations of crosscutting igneous dikes and sills similar to the Kisa showing and drill targets have been defined at several prospects within the claim package.

The Gossan Ridge Target consists of a series of banded quartz-sulfide veins associated with a dike-sill swarm that runs along the crest and flanks of rust-colored ridgeline exhibiting heavily iron oxide-staining reflecting weathering and oxidation of widespread disseminated sulfides in the rocks exposed along the ridge.  The vein system has an exposed strike length of over 500 meters and exposed widths up to 20 meters and the alteration zone and lower grade old mineralization is up to 100 meters wide and 1500 meters long with up to 200 meters of exposed vertical extent.  Samples from the vein system consistently carry highly anomalous gold and pathfinder elements with select samples running up to 10 grams per tonne gold and 200 grams per tonne silver.  The vein system appears to be associated with a series of porphyritic dikes that have produced pervasive and intense hydrothermal alteration of the host sedimentary rocks.  The dikes and sills typically contain lower grade gold mineralization, but their widespread presence and intense alteration associated with the igneous rocks throughout the complex suggest the presence of a larger, potentially mineralized  igneous body at depth.

During 2007, additional rock and soil sampling was completed and the previously outlined soil anomaly was extended to more than 1 kilometer along strike.  Over 51 line-miles of ground magnetics were completed and located a distinctive circular magnetic anomaly adjacent to, and overlapping with the main soil and rock chip anomaly.  The magnetic feature extends beneath a glacial drift-filled valley and underlies another prominent alteration zone on the adjacent ridge slopes.  Prospecting this feature in 2007 confirmed the presence of quartz-arsenopyrite-stibnite veins and fracture-controlled sulfides potentially indicative of cupola-related mineralization above a buried intrusion.  A single 3-mile long, induced polarization and resistivity survey line was run adjacent to the main showing and generated a good IP response over the circular ground magnetics feature.  A large area of anomalous gold and intense alteration and the numerous dikes suggests the Gold Lake prospect may overlie a larger potentially mineralized intrusive hosted system at depth.

The Golden Alder Target consists of a linear fault zone exposed along the bottom and valley walls of a small drainage over a strike length of approximately 600 meters.  Soils collected over covered areas on the valley walls and adjacent uplands suggests the zone may be as wide as 200 meters.  A pronounced circular airborne geophysical anomaly underlies a portion of the fault system and its projection into an alluvium covered area and may represent a leakage halo emanating from a potentially mineralized intrusion at depth beneath the fault zone.  The average of 18 rock chip samples collected from this structural zone average over 1.5 grams per tonne gold.

AKO Prospect

The AKO claim group is located in the southwestern Kuskokwim mountains approximately 9 miles southwest of the Kisa Prospect.  The Company controls over 7,200 acres on 45 state mining claims. The AKO prospects were first discovered 20 years ago during a regional reconnaissance program.  Follow-up included limited rock-chip sampling and field examination of several linear to ovoid iron-oxide stained ridgeline and valley-wall color anomalies within and along the faulted, western margin of the Crooked Mountain Pluton.  These color anomalies are found at the headwaters of streams with strong gold and multi-element anomalies in stream sediments and pan concentrates and they are aligned along a pronounced, linear topographic feature that stretches for several miles.  These prospects have never been drilled.

The Company’s exploration in the area includes compilation of historic data, completion of fixed-wing aeromagnetic and electromagnetic surveys, aerial reconnaissance mapping, stream sediment sampling and preliminary prospecting on several of the color anomalies identified to date. Stream-sediment samples from below the area of the known color anomalies and gold showings contain highly anomalous gold, arsenic, antimony, molybdenum and bismuth.  Pan concentrates from streams draining these areas also contain visible gold. Follow-up work in 2007 has identified a number of targets on the property for further follow-up and possibly drill testing.

On February 26, 2008, Gold Crest signed a term sheet with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties propose to create a joint venture to explore for gold deposits covering Gold Crest’s AKO claims.  For more information on the term sheets, see Note 11, Subsequent Events.

Luna Prospect

The Luna claim group is located in the southern Kuskokwim mountains of southwestern Alaska approximately 100 miles to the southeast of Bethel and 6 miles west of the Kisa prospect.  The project area is accessed by helicopter or by small aircraft capable of landing on a tundra dirt strip. The Company staked the property in mid-2007, which consists of 50 state mining claims covering approximately 8,000 acres.

The Luna prospect was discovered during follow-up of an airborne geophysical anomaly identified from proprietary surveys completed in the fall of 2006 and spring of 2007.  A regional-scale structural zone was interpreted from the airborne geophysical data.  Follow-up exploration involving IP, resistivity and ground magnetic surveys, systematic stream-sediment and rock-chip sampling and geologic mapping led to the discovery.

Follow-up exploration involving IP, resistivity and ground magnetic surveys, systematic stream-sediment and rock-chip sampling and geologic mapping led to the discovery.  Over 16 line-miles of IP-resistivity and 40 line-miles of ground magnetics were completed in 2007.  The geophysical surveys define a 4.8 miles long by 1.4 miles wide IP and resistivity anomaly coinciding with a ground and aerial magnetic anomaly.  Several conductors identified from the airborne electromagnetic surveys correspond with zones of semi-massive sulfide replacement mineralization located on the ground.

A total of 41 stream-sediment samples collected from streams draining the prospect area outline a distinct 10 square mile gold, arsenic, and antimony anomaly.  Samples returned values up to 1052 ppb gold.  A total of 40 of 72 rock chip samples collected from the prospect area contain anomalous gold, with values as high as 0.75 oz Au/t over 5 feet widths reported.  Gold is associated with anomalous arsenic (up to 8400 ppm), antimony (up to 158 ppm), bismuth (up to 36 ppm), molybdenum (up to 64 ppm), silver (up to 23 ppm), copper (up to 0.44%), lead (up to 0.12%) and zinc (up to 0.6%).

Mineralization is hosted in calcareous siltstones, cherts and tuffaceous sedimentary rocks as well as in porphyritic intrusive rocks.  Gold has been found in a broad area that exhibits pervasive fracturing and clay alteration.  The prospective area contains ubiquitous disseminated, vein and stockwork sulfide accumulations.  Intrusive rocks occur as dikes, sills and small stocks and compositionally include diorites and granodiorites as well as rhyolites.  Several zones of stratiform sulfide replacement mineralization with cherty silica alteration containing up to 70% sulfides, primarily fine-grained pyrite, arsenopyrite and stibnite and to a lesser extent chalcopyrite and sphalerite have been located within the claim group.

The presence of widespread base and precious metals anomalies in stream sediments and rocks along this newly located structural zone and the association of these anomalies with intrusive rocks and reactive sedimentary rocks opens up a wide range of opportunities for future discoveries.

On February 26, 2008, Gold Crest signed a term sheet with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties propose to create a joint venture to explore for gold deposits covering Gold Crest’s Luna claims.  For more information on the term sheets, see Note 11, Subsequent Events.

Little Swift Prospect Sites

Little Swift consists of 14 prospecting sites covering approximately 2,240 acres and were staked to prospect a distinctively linear, contact zone between the Crooked Mountain quartz monzonite pluton and the cupola of hornfelsed sedimentary rocks.  The prospect sites are staked over six large linear to ovoid iron-oxide stained ridgeline and valley wall color anomalies along the contact zone.  Previous workers collected highly anomalous stream silt samples from below the area of the color anomalies containing up to 230 ppb Au, 151 ppm As and 25 ppb Hg.

Gold Creek Prospect Sites

Gold Creek consists of 12 prospecting sites covering approximately 1,920 acres and were staked to prospect several iron-oxide stained color anomalies developed within the cupola of hornfelsed sedimentary rocks associated with the eastern margin of Crooked Mountain quartz monzonite pluton.  The prospect sites are staked over four large ovoid-valley wall color anomalies that appear to be stratiform in character.  Previous workers collected highly anomalous stream-sediment samples from below the area of the color anomalies containing up to 163 ppm As and 57 ppb Hg.

Gossan Valley Prospect Sites

Gossan Valley consists of 2 prospecting sites covering approximately 320 acres located approximately 6 miles south of the AKO prospect.  The prospect was first discovered 20 years ago during a regional reconnaissance program.  Follow-up included limited rock-chip sampling and field examination of several ridgeline and valley-wall color anomalies within and along the faulted, eastern margin of the Crooked Mountain Pluton.  The color anomalies are found at the headwaters of streams with gold (up to 30 ppb) and multi-element anomalies in stream sediments and pan concentrates and they are aligned along a pronounced, linear topographic feature that stretches for approximately one mile.  Previous rock sampling in the area, was limited to the collection of ten float, talus and outcrop samples below and within one of several color anomalies present in the area.  Two of the ten samples returned detectable gold with a maximum value of 40 ppb and weakly anomalous copper in several samples with a maximum value of 357 ppm.  The prospect was never drilled.

The Company’s exploration in the area includes compilation of historic data, completion of fixed-wing aeromagnetic and electromagnetic surveys, aerial reconnaissance mapping, stream sediment sampling and preliminary prospecting on several of the color anomalies. Stream-sediment samples from below the area of the known color anomalies contain highly anomalous gold, arsenic, antimony, molybdenum and bismuth.  Pan concentrates from streams draining these areas also contain visible gold.  A brief examination of the showing in 2007 included collection of a single representative rock chip sample over a 3 meter thick exposure of gossanous hornfels.  The rock chip sample reported 199 ppb gold and 462 ppm copper consistent with previous sample results from the area.

BUCKSTOCK PROJECT

Summary

The Company’s wholly owned subsidiary Kisa Gold Mining, Inc., (KGMI) has staked 319 State of Alaska mining claims covering approximately 51,000 acres in seven claim groups.  The claims are situated approximately 50 miles southwest of Donlin Creek and 45 miles northeast of KGMI’s Kisa Project area.  The Company calls the seven claim blocks the Buckstock Project Block and the individual names of each claim block are HLK, Chilly, XMT, KC, Girl, Boy and NN. KGMI initiated an active and aggressive exploration program in the region as part of a regional program approach expanding on the Company’s results in the Kisa Project area.  These prospects have been identified through multiple sources including a review and compilation of data from published federal, state and academic manuscripts, published and unpublished geochemical data and corporate proprietary data sets.

Over 1,600 stream sediment, heavy mineral concentrate and rock samples cover the area and the claim groups are staked in areas determined to be prospective as potential source areas for the placer occurrences identified from the company’s proprietary geochemical database.  Each of these prospects falls within much larger, poorly defined regional-scale geochemical anomalies that represent district-scale exploration plays.

The project area is underlain by sedimentary and volcanic rocks of the Triassic and Cretaceous Gemuk Group; sedimentary rocks of the Cretaceous Kuskokwim Group; and Late Cretaceous and early Tertiary mafic to felsic volcanic rocks, small granitic intrusions, and granite porphyry dikes and sills.  Locally there are small accumulations of Quaternary age olivine basalt.  The project area lies within a structurally complex flexure zone within a series of crustal-scale wrench faults.

Deformation associated with these faults and splays appears to be at least locally important in the location of both igneous rocks and mineralized showings.  Both high level epithermal and deeper-level shallow intrusive and subvolcanic alteration and mineralization systems are present in the project.  Initial field follow-up in late 2007 was encouraging with gold showings identified in bedrock on several claim groups.

HLK

This prospect is situated along an elongate, 2-3 mile wide x 4-5 mile long trend of extensively silica-tourmaline altered rhyolitic volcanics at the headwaters of several placers identified in the late 1980’s by a placer exploration program. Stream sediment samples show anomalous gold and pathfinder elements.  Extensive gold-bearing quartz stockworks and breccia zones potentially indicative of a large hydrothermal system are present in several areas along ridge crests and are open into talus covered slopes and valley areas.  KGMI has identified similar systems in the region that contain significant gold mineralization.  There appear to be multiple mineralized centers in the volcanic pile.  Rock chip samples contain up to 2.7 gpt gold.

Chilly

This prospect consists of a semicircular, 25-square mile multi-element stream geochemical anomaly draining a large Late Cretaceous to Early Tertiary, zoned, quartz monzonitic intrusive complex.  Highly anomalous arsenic in stream silts outlines this intrusive complex at the regional scale.  Placer gold has been found around the flanks of the complex coincident with highly anomalous stream silts containing pathfinder elements.  Seven rock chip samples collected from outcrops in the headwaters of the anomalous streams contain values ranging from 0.2 to 0.4 gpt gold.

XMT

This prospect consists of a large rhyolitic volcanic complex and dike/sill swarm situated in the headwaters of a significant unworked placer occurrence. Breccias, silica flooded zones and quartz stockworks contain gold up to 0.3 gpt with anomalous pathfinder elements.  Gold showings in country rocks exposed on the flanks of a rhyolitic dome complex consist of vuggy silica- and iron oxide-cemented, clast- and matrix supported breccias.  Within the rhyolite, gold has been identified in silica-iron oxide breccias and stockwork veins.

KC

This prospect consists of a large, 13-square mile, coherent multi-element stream geochemical anomaly draining a steep elongate valley with granitic dikes and sills in the headwaters.  This area contains highly anomalous gold and pathfinder elements in steams sediment samples.

Girl

This prospect consists of a 4-mile long area containing highly anomalous gold and pathfinder elements in stream sediments.  The stream geochemical anomaly is coincident with a pervasively sericitic to argillic altered granitic dike swarm containing disseminated sulfides and quartz-stibnite-arsenopyrite stockworks.  Multiple intrusive events are evident as well as high level, possibly epithermal-style alteration and mineralization styles.

Boy

The Boy prospect covers a several square mile area and contains highly anomalous gold and pathfinder elements in stream sediments.  The stream geochemical anomaly is coincident with the intersection of several distinctive regional trending lineaments and pervasively sericite altered granitic dike swarms containing disseminated sulfides and quartz-stibnite-arsenopyrite stockworks.

NN

Several highly anomalous stream sediment samples and a historic placer site are located within low-lying hills at the intersection of several large regional geophysical and topographic lineament at this prospect.

KELLY CREEK PROJECT

The Kelly Creek Project is located approximately 40 miles northwest of Quartz Creek, the northern terminus of the Nome-Taylor Highway, and 90 miles northwest of Nome on Alaska’s gold-rich Seward Peninsula.  The project consists of 165 mining claims on state land covering approximately 26,400 acres.  The claims are held by Kisa Gold Mining, Inc. a wholly owned subsidiary of Gold Crest Mines, Inc. under an exploration lease and option to purchase agreement with Greatland Exploration, Ltd., a private Alaskan Corporation.

During 2007, Company geologists completed a systematic, district-scale reconnaissance mapping and sampling program.  The work included compilation and verification of historic soils, rock and stream sediment geochemical data and collection of over 330 new rock, soil, and stream sediment samples.  The geochemical sampling work confirmed the earlier work, expanded the aerial extent of two previously known prospects and discovered three new prospects that are ready for drill testing.

Anaconda Minerals originally discovered the KC Prospect in 1982.  Their work outlined a 2000-foot long by 300- foot wide gold-arsenic-antimony-mercury soil anomaly.  The program culminated in completion of four, small diameter, core holes totaling 608 feet into a short segment of the soil anomaly.  The drill holes cut significant thicknesses of anomalous to potentially ore-grade gold mineralization hosted in quartz-carbonate-clay altered, stockworked and brecciated calcareous and carbonaceous schists.  The drilled mineralization occurs in the footwall of a thrust complex containing dominantly carbonate rocks.  The 2007 program extended the original 2000-foot long by 300-foot wide soil anomaly by more than 160%, and the anomalous zone now measures over 3300 feet in length, and remains open along strike.

The Ox Prospect is located approximately 1200 feet west of the KC Prospect and was originally discovered during the 1980’s era Anaconda program. Prior to the 2007 program, the prospect consisted of a 500-foot wide by 600-foot long gold-arsenic-antimony-mercury soil anomaly defined by a few scattered samples.  Grid work in 2007 substantially increased the dimensions of the anomaly which is defined by soils with values ranging from 50 ppb to 300 ppb gold and now measures over 750 feet wide by 2900 feet long.  Field mapping indicates that gold mineralization is localized in carbonaceous schists along a reverse fault contact with overlying marble.  Quartz vein stockworks, brecciation and resilicification are locally observed in surface float of the lower plate schist.  No drilling has been completed on the Ox Prospect.

The newly discovered Wolverine Prospect, located approximately 3.5 miles northeast of the KC Prospect, is a 500-foot wide by 1500-foot long soil gold anomaly along a high-angle structural zone that juxtaposes carbonaceous schist against a marble and schist-bearing sequence.  The soil anomaly is open in three directions and is defined by values ranging from 15 ppb gold to as high as 1146 ppb gold with coincident anomalous arsenic and antimony.  Wolverine has not been drilled.

The Wolf Prospect is located approximately 2500 feet south of the KC Prospect and consists of an open-ended zone of anomalous gold, arsenic, antimony and mercury measuring approximately 1000 feet wide and over 3500 feet long at the intersection of several transverse faults cutting the Kelly Creek fault system.

At the Fox and Bear prospects, located several miles from the KC Prospect, mapping and results from reconnaissance soil lines have outlined several other gold-bearing areas along favorable stratigraphic and structural corridors.

The Company is pleased with the results of the 2007 exploration program.  Company management believe the tenor of gold mineralization, styles of alteration, stratigraphic and structural relations and the widespread soil anomalies identified to date are highly promising and indicate the discovery of a district-scale gold play.

IDAHO PROPERTIES

Niagara Mining and Development Corporation, a wholly owned subsidiary of Gold Crest Mines, Inc has established a dominant land position in the historic Yellow Pine-Stibnite Mining District. The District is located approximately 45 miles northeast of Cascade, in Valley County in south-central Idaho.  The area is situated in a high relief terrane with surrounding mountains rising up to 8000 feet in elevation. Networks of paved and unpaved public roads access the property and an airstrip is present on the site. The Company now controls over 230 unpatented federal mining claims and a substantial acreage of patented lode and mill site claims through preliminary option agreements totaling approximately 4500 acres in the district. According to a 2000 report by the Idaho Geological Survey, the Stibnite district has produced over 500,000 ounces of gold as well as substantial quantities of silver, antimony and tungsten.

The Company has entered into an agreement with the J.J. Oberbillig Estate and heirs for an option to purchase a 5% Net Smelter Royalty (NSR) and real property in the Stibnite Mining District in central Idaho.  GCMN has purchased an option, through August 15, 2008 to acquire the 5% NSR from the heirs of the J.J. Oberbillig Estate.  This royalty applies to any metal produced from lands sold by the Oberbilligs to Bradley Mining Co. in 1941. This option also gives the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  These lands have been the subject of several exploration programs over the years, but contain no reserves calculated to modern standards. The Company has initiated due diligence on the underlying royalty and real property interest included within the option agreement.  For more information on the options, see Note 11, Subsequent Events.

In addition, the Company has entered into a letter agreement with the Bradley Mining Company which provides the Company the opportunity to evaluate the 175 acres of patented mining claims owned by Bradley in the Stibnite mining district and, upon a successful evaluation, to obtain a one year lease on the mining claims with the option during the lease term to purchase the claims. The patented claims lie in a North-South direction and cover approximately 1.5 miles of the surface expression of the Meadow Creek fault, the primary mineralized zone in the district.  Underlying the claims are the past producing Meadow Creek underground mine, the DMEA and North exploration workings and a portion of the Monday Tunnel, an exploration drift.  For more information on the letter agreement, see Note 11, Subsequent Events.

The 2000 Idaho Geological Survey report credits the Meadow Creek mine with producing some 49,500 ounces of gold from underground operations during the period 1932 through 1937, as well as silver, antimony and tungsten.  Additional work was carried out on these claims from the 1930’s through the 1950’s by the U.S. Bureau of Mines (DMEA workings) and the Bradley Mining Company (Monday Tunnel and North Drift).  Work during this period included extensive drifting along and adjacent to the Meadow Creek fault system as well as both surface and underground diamond drilling.

Considerable data (maps, mine plans, drill logs and assay results) on these claims was acquired through the land and royalty purchase option agreement.  Based on a review of this data and information available in State and Federal agencies’ archives, the underground drifts encountered numerous zones of mineralization, many of which were further explored by diamond drilling.  Nevertheless, no proven or probable ore reserves have been established on the Bradley lease.

Bedrock in the district consists of granitic rocks of the Cretaceous-age Idaho Batholith and a roof pendant of metasedimentary rocks dominated by carbonates and quartzites. Much of the District’s valley area is covered with unconsolidated alluvial and glacial deposits. Gold and antimony mineralization are epithermal in character and related to north- and northeast-trending structures, which are believed to be related to the nearby Tertiary-age Thunder Mountain caldera complex. Production in the district started in the early 1900s and considerable quantities of gold, antimony, and tungsten have been mined there since World War II. In the late 1980’s and early 1990’s about 3 million tons of oxide ore was heap leached. Total recorded past production from the District is well over 500,000 oz of gold.

Numerous areas of sulfide mineralization are found throughout the District and on lands under the Company’s control. Much of this mineralization has been extensively drilled by previous operators during early stage exploration and development as well as part of past mining operations focused on the previously exploited leachable oxide ores. The largest currently known single sulfide occurrence in the district is the Yellow Pine prospect currently under option by Vista Gold. The Company has acquired an option to acquire a 5% Net Smelter Returns royalty interest any future production from the main Yellow Pine deposit and any additional production from the Vista-controlled patented claim block.  As part of the royalty and land acquisition, the Company has acquired a large amount of historical data from the district dating back as early as the 1920’s when the district’s first major development occurred.  Review and compilation of these historical records indicates a surprisingly large number of undeveloped mineralized areas containing the potential to host considerable tonnages of mineralized oxide and sulfide material within the Company’s land package. Large areas underlain by oxidized gold-bearing mineralized rock were identified and drilled during the early 1990’s, but were never mined by previous operators and are now under the Company’s control. The company is establishing a district-scale drill and geologic database to place the mineralization into a consistent framework for exploration.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Shareholders on December 18, 2007 to consider the approval of the Gold Crest Mines, Inc. 2007 Stock Plan.

At the time of the record date for the meeting, there were 74,086,328 shares of Common Stock outstanding.  45,394,163 shares, or 61.3% of our total outstanding shares, were represented in person or by proxy at the meeting.

The shareholders approved the 2007 Stock Plan by the following vote:  44,738,486 shares of common stock (98.6%) were voted in favor, 567,510 shares of common stock (1.2%) were voted against, and 113,667 shares of common stock were held in abstention.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In October 2007, our common stock began trading on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “GCMN”.  Prior to October 2007 our common stock was quoted on the over the counter market in the Pink Sheets.

The following table sets forth for our common stock, the high and low closing bid quotations per share for our common stock for each quarter since January 1, 2006.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Quarter	High Closing	Low Closing
2006	First Quarter	$0.15	$0.035
	Second Quarter	$0.35	$0.15
	Third Quarter	$0.65	$0.35
	Fourth Quarter	$0.63	$0.49
2007	First Quarter	$0.64	$0.40
	Second Quarter	$0.63	$0.50
	Third Quarter	$0.55	$0.22
	Fourth Quarter	$0.30	$0.20
2008	First Quarter (through March 12, 2008)	$0.29	$0.14

Holders

As of March 12, 2008, there were approximately 463 shareholders of record of the Company’s common stock.

Dividends

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

See Item 11 herein for information relating to our equity compensation plan.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 107,500 acres of land under State of Alaska jurisdiction and controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District in Central Idaho covering approximately 3,930 acres.  In Alaska, the lands are held under and are subject to the State’s mining laws and regulations and the Idaho properties are held under and are subject to the Federal mining laws and regulations.  We continue to identify, investigate and acquire potential properties for future exploration and development when warranted.

We intend to continue exploration work on our Alaska claims. The work program for the next 12 months is preliminary, but includes geologic mapping, soil, stream sediment and rock sampling and geophysical surveys and possibly drilling. On the Kisa, Gold Lake and Buckstock area claim groups the Company is planning on conducting additional ground geophysical surveys and grid sampling work to try and expand known areas of gold mineralization previously identified by soil, rock and drill sampling. Drilling may be completed depending upon results and availability of sufficient funds to complete a reasonable drilling program.

On February 26, 2008, Gold Crest signed two separate term sheets with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties propose to create joint ventures to explore for gold deposits covering our AKO and Luna claims in our Southwest Kuskokwim Project. If this occurs, then Newmont may utilize a variety of exploration methods to explore the claim package including, but not limited to stream sediment, soil and rock sampling, geologic mapping and other related activities. For more information on the term sheets, see Note 11, Subsequent Events.

The Company has entered into a letter agreement and an option agreement for private lands within its Golden Meadows project area in the historic Stibnite-Yellow Pine District of south-central Idaho. The Company will be conducting due diligence on the real property interests that are the subject of these agreements. The due diligence work will include a review of public property ownership records from local, state and federal sources through the use of surveyors, attorneys and contract land specialists. In addition, since some of the areas to potentially be acquired have been sites of past mining, milling or waste rock storage a review of available environmental monitoring activities, restoration activities and other pertinent environmental-related records will be completed. Additional site assessment sampling and monitoring work will be completed on site once weather conditions permit in collaboration with appropriate state and federal agency officials. The off- and on-site due diligence will be accomplished using in-house staff and qualified experts to insure any existing or future potential liabilities that might exist from these past activities are quantified and disclosed prior to execution of any final agreements that would potentially pass these potential liabilities to the Company.  For more information on the letter agreement and the option agreement, see Note 11, Subsequent Events.

A very large quantity of past exploration data developed during the period from the late 1920’s through the late 1990’s is available from public and private sources or already in the Company’s possession. The primary focus is currently the compilation of these historic files and exploration and development records and synthesis of this data into a District-scale geologic, geochemical and geophysical database. A large number of both surface and underground drill holes have been drilled on prospects within the Company’s land holdings by previous operators and exploration groups.  Many of these holes have defined coherent and contiguous zones of gold mineralized rock and were drilled with sufficient detail for reserve calculations and were reported as reserves by past operators. However, since these drill programs are at approximately a decade old or older, and numerous engineering, environmental and economic factors have changed, these previous reserve estimates reported by previous operators in the district will require reevaluation. Detailed reevaluation of these previously drilled and sampled areas and reported mineralized reserves will be completed to determine whether these zones warrant additional drilling, sampling metallurgical and engineering studies for reserve estimation purposes. On-the-ground work may include topographic surveys, airborne geophysical surveys, detailed ground geophysical and soil sampling surveys and possibly confirmation drilling pending a review of recently acquired historic data for the District and availability of funds.

Based on the current financial state of the Company, we will require additional financing in order to carry out our proposed operations for 2008.  We are currently in talks with investment firms in order to accomplish this.

We are currently in the process of becoming listed on the TSX Venture Exchange (“TSX-V”).  We anticipate being listed sometime in the second quarter of 2008 if we are successful in raising the needed funds.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2006 or 2007.

ITEM 7.

FINANCIAL STATEMENTS

GOLD CREST MINES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

GOLD CREST MINES, INC.
(An Exploration Stage Company)

December 31, 2007

CONTENTS

Report of Independent Registered Public Accounting Firm	21
Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	22
Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006 and for the period from inception of Exploration Stage until December 31, 2007	23
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2007 and 2006, and from inception to December 31, 2005	24
Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006 and for the period from inception of Exploration Stage until December 31, 2007	25
Notes to Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gold Crest Mines, Inc.

We have audited the accompanying consolidated balance sheets of Gold Crest Mines, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Crest Mines, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington
March 18, 2008

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	At	At
	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$778,696	$2,183,027
Interest receivable, current	893	-
Prepaid expenses	94,085	-
Deposits, current	4,104	43,982
Total Current Assets	877,778	2,227,009
Note receivable	120,000	-
Interest receivable, non-current	3,920	-
Deposits, non-current	50,000	-
Equipment, net of accumulated depreciation of $23,944 and $432 respectively	110,977	38,810
Mineral properties	188,175	133,175

TOTAL ASSETS	$1,350,850	$2,398,994

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$341,930	$37,434
Total Current Liabilities	341,930	37,434

Total Liabilities	341,930	37,434

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized;
77,416,328 and 64,738,829 shares issued and outstanding, respectively	77,417	64,739
Common stock subscribed	(132,500)	-
Additional paid-in capital	8,511,183	4,141,924
Accumulated deficit	(7,447,180)	(1,845,103)
Total Stockholders' Equity	1,008,920	2,361,560

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350,850	$2,398,994

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations

			From Inception
			11-Jan-05
	Years Ended		to
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures	3,373,798	771,292	4,145,090
Legal and accounting expenses	241,586	76,285	317,871
Directors' fees	214,000	590,000	804,000
General and administrative	1,835,449	403,608	2,239,057
TOTAL OPERATING EXPENSES	5,664,833	1,841,185	7,506,018

LOSS FROM OPERATIONS	(5,664,833)	(1,841,185)	(7,506,018)

OTHER INCOME (EXPENSE):
Interest income	62,756	10,855	73,611
Interest expense	-	(14,773)	(14,773)
TOTAL OTHER INCOME (EXPENSE)	62,756	(3,918)	58,838

LOSS BEFORE TAXES	(5,602,077)	(1,845,103)	(7,447,180)
INCOME TAXES	-	-	-

NET LOSS	$(5,602,077)	$(1,845,103)	$(7,447,180)

NET LOSS PER COMMON SHARE - BASIC	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC	72,370,920	26,040,987

The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
Balances, January 11, 2005 and
December 31, 2005	-	$ -	$ -	$ -	$ -	$ -

Issuance of Common Stock:
for cash, pre-merger
at $0.004 per share	37,500,000	37,500	112,500	-	-	150,000
In connection with reverse
merger (Note 1)	14,600,100	14,600	(7,144)	-	-	7,456
for cash, post-merger
at $0.30 per share	10,797,062	10,797	2,887,910	-	-	2,898,707
for interest at $0.30 per share	41,667	42	12,458	-	-	12,500
for share-based compensation
at $0.59 and $0.63 per share	1,800,000	1,800	1,064,200	-	-	1,066,000
Stock options granted
at $0.30 per share	-	-	72,000	-	-	72,000
Net loss for year ended
December 31, 2006	-	-	-	-	(1,845,103)	(1,845,103)
Balances, December 31, 2006	64,738,829	$ 64,739	$ 4,141,924	$ -	$ (1,845,103)	$ 2,361,560

Issuance of Common Stock:
for directors fees between
$0.53 and $0.54 per share	400,000	400	213,600	-	-	214,000
for share-based compensation
at $0.28 per share	50,000	50	13,950	-	-	14,000
for cash at $0.30 per share	7,529,999	7,530	2,251,470	-	-	2,259,000
for brokerage fees	-	-	(77,335)	-	-	(77,335)
for cash at $0.20 per share
with warrants attached	4,035,000	4,035	802,965	-	-	807,000
for common stock issuable
at $0.20 per share with
warrants attached	662,500	663	131,837	-	-	132,500
for common stock subscribed	-	-	-	(132,500)	-	(132,500)
Stock options granted
at $0.28 and $0.53 per share	-	-	1,032,772	-	-	1,032,772
Net Loss for the year ended
December 31, 2007				-	(5,602,077)	(5,602,077)
Balances, December 31, 2007	77,416,328	$ 77,417	$ 8,511,183	$ (132,500)	$ (7,447,180)	$ 1,008,920

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
			From Inception
	Year	Year	January 11, 2005
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,602,077)	$(1,845,103)	$(7,447,180)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	23,562	432	23,994
Share-based compensation	1,260,773	1,138,000	2,398,773
Interest paid with common shares	-	12,500	12,500
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(3,920)	-	(3,920)
Decrease (increase) in prepaid expenses and deposits	25,792	(43,982)	(18,190)
(Decrease) increase in accounts payable	304,497	37,434	341,931
Net cash used by operating activities	(3,991,373)	(700,719)	(4,692,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger (Note 1)	-	7,456	7,456
Note receivable issued	(200,000)	-	(200,000)
Purchase of mineral properties	(55,000)	(133,175)	(188,175)
Deposit on purchase of property	(50,000)	-	(50,000)
Purchase of equipment	(95,729)	(39,242)	(134,971)
Net cash used by investing activities	(400,729)	(164,961)	(565,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	250,000	250,000
Payments of line of credit	-	(250,000)	(250,000)
Sale of common stock, net of issuance costs	2,987,771	3,048,707	6,036,478
Net cash provided by financing activities:	2,987,771	3,048,707	6,036,478

Net increase (decrease) in cash and cash equivalents	(1,404,331)	2,183,027	778,696
Cash and cash equivalents, beginning of period	2,183,027	-	-
Cash and cash equivalents, end of period	$778,696	$2,183,027	$778,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$2,273	$2,273

The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1.

Organization and Description of Business:

Gold Crest Mines, Inc. (“Gold Crest” and “the Company”) is a Nevada corporation originally incorporated on August 20, 1968, as Silver Crest Mines, Inc., an Idaho corporation.  Effective August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006.  Gold Crest’s sole asset on the merger date was cash of $7,456, which was accounted for as being acquired by Niagara in exchange for 14,600,100 common shares of Niagara.    Niagara’s sole asset on the merger date was cash of $150,000.   Neither company had liabilities on the date of the merger.  This transaction has been treated as a reverse merger, effectively as if Niagara had issued shares for consideration equal to the net monetary assets of Gold Crest. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Niagara, the accounting acquirer.

The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 107,500 acres of land under State of Alaska jurisdiction and the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.  In Alaska, the lands are held under and are subject to the State’s mining laws and regulations and the Idaho properties are held under and are subject to the Federal mining laws and regulations.  We continue to identify, investigate and acquire potential properties for future exploration and development when warranted.

NOTE 2.

Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Principles

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2004 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the year ended December 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently evaluating the potential impact of this statement on the financial statements and at this time does not anticipate a material effect.

In December 2007, FASB issued SFAS No. 141 (R) “Business Combinations”. This standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141 (R) will change the accounting for assets acquired and liabilities assumed in a business combination. These changes include:

•

Acquisition costs will generally be expensed as incurred;

•

Non controlling interests will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

•

In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The adoption of SFAS No. 141 (R) is not expected to have a material effect on the Company’s financial statements.  Any future business combination occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this guidance.

In December 2007, FASB issued SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of  ARB 51 which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently evaluating the potential impact of this statement on our consolidated financial statements.

Consolidation of Subsidiaries

The consolidated financial statements  include the Company’s accounts and the accounts of wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents.  The Company deposits its cash and cash equivalents in high quality financial institutions.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results could differ from those estimates.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of SFAS No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to SFAS No. 7 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Niagara was incorporated on January 11, 2005, but had no activity until July 19, 2006, when shares of common stock were issued for cash.   Therefore, the historical financial statements presented are for the year ended December 31, 2006, and for the period from inception (January 11, 2005) through December 31, 2007.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, note receivable and accounts payable approximated their fair values as of December 31, 2006 and 2007.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At December 31, 2007 the common stock equivalents consisted of 5,920,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,697,500 common stock warrants exercisable at $0.30 per share.

Mine Exploration and Development Costs

All exploration costs are expensed as incurred. Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Mineral Properties

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized.  If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes will be actually paid or recovered.  A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated using the straight line method over five to seven years.  Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized.  When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2006 and 2007, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

NOTE 3.

Note Receivable

On January 11, 2007, the Company advanced Diamond Drilling Consultants Con Ag., Inc. (“Diamond Drilling”) $150,000 of a $200,000 secured promissory note to secure the construction of a drilling rig for use by the Company. The final $50,000 was advanced during May 2007, when the drilling rig construction was completed. Interest accrues at six percent (6%) per annum, from June 15, 2007, until paid. This note, including principal and interest, is payable in full on or before January 15, 2009, or at the termination of the drilling contract between the parties, whichever shall occur first. In consideration for the Company providing this note, the Company will have exclusive use of the drilling rig for two calendar years, which also serves as collateral for the note. Upon successful completion of the contractual obligations of the note, the Company agrees to grant Diamond Drilling a forty percent (40%) reduction in the amount of principal and accrued interest payable.  During the third quarter of 2007, the Company determined that the 40% reduction is probable and likely to occur.  Therefore 40% of the note receivable, or $80,000, has been recorded as prepaid exploration costs and is being amortized over the life of the note receivable.  The expense is being charged to exploration expenditures.

NOTE 4.

Mining Properties

The Company’s mineral properties consist of various mining claims in Alaska and Idaho.  The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 107,500 acres of land under State of Alaska jurisdiction and over 3,930 acres of unpatented mill site and load claims in Idaho under Federal jurisdiction. In Alaska, the lands are held under and are subject to the State’s mining laws and regulations and the Idaho properties are held under and are subject to the Federal mining laws and regulations.  We continue to identify, investigate and acquire potential properties for future exploration and development when warranted.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Alaska Properties

In August 2006, the Company acquired exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 22,500 acres of State of Alaska owned lands in 5 claim groups including the Kisa, GL, Ako, Little Swift, and Gossan Valley within the Kuskokwim Mineral Belt.  Based on field work completed in late 2006 and summer of 2007, airborne geophysical surveys completed in the fall of 2006 and spring of 2007 and results of data compilations conducted over the winter months, the Company identified additional ground for acquisition. Approximately 8,000 acres in the Kisa area and approximately 51,000 acres, located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s other claim groups were acquired based on the results.  The Company also acquired rights to 8,640 acres under a lease/option to purchase agreement with Greatland Exploration on the Seward Peninsula in northwest Alaska called the Kelly Creek project.  The Company also acquired additional lands adjacent to the Kelly Creek project increasing the total land holdings in that project area to over 26,500 acres.

Idaho Properties

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.  The Stibnite gold district is located east of McCall in Valley County, Idaho, approximately 45 miles northeast of Cascade, Idaho.  The terrain is mountainous characterized by a narrow, flat valley at approximately 6,500 feet elevation with surrounding mountains rising to 8,000 feet elevation.

The Company is required to perform certain work commitments and pay annual assessments to the States of Alaska and Idaho to hold these claims in good standing (see Note 10, Commitments and Contingencies).

The following is a summary of our mineral properties at December 31, 2007 and December 31, 2006.

	At December 31, 2007	At December 31, 2006
Alaska Properties
AKO	$ 16,875	$ 16,875
Gold Creek	4,500	4,500
Gold Lake	25,435	25,435
Gossan Valley	750	750
Kisa	18,640	18,640
Little Swift	5,250	5,250
Kelly Creek	28,600	28,600
Kelly Creek – Mineral Lease	55,000	—
Idaho Properties
Niagara Project	33,125	33,125
Total	$ 188,175	$ 133,175

NOTE 5.

Related Party Transactions

During the year ended December 31, 2007, the Company paid various expenses amounting to $9,164 for the benefit of Frank Duval, a greater than 5% (five percent) shareholder, as payment for professional services rendered to the Company.  The Company also awarded 2,000,000 stock options to Frank D. Duval.  This stock option award was recorded as professional consulting fees of $357,099 using the Black Scholes Model.  The following assumptions were made in estimating the fair value:  risk free interest of 3.53%; volatility of 99.9%; dividend rate of 0%; and expected life of 4.51 years.

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, a greater than 5% (five percent) shareholder, as payment for professional services rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Terrence J. Dunne while serving as Chief Executive Officer and Director of the Company.  The award was for consulting services and guaranteeing a line of credit in 2006 of which all funds were paid back by the Company by December 31, 2006. This stock option award was recorded as professional consulting fees of $267,825 using the Black Scholes Model.  The following assumptions were made in estimating the fair value:  risk free interest of 3.53%; volatility of 99.9%; dividend rate of 0%; and expected life of 4.51 years.

During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Howard M. Crosby while serving as a Director of the Company.  The award was for consulting services and guaranteeing a line of credit. This stock option award was recorded as professional consulting fees of $267,825 using the Black Scholes Model.  The following assumptions were made in estimating the fair value:  risk free interest of 3.53%; volatility of 99.9%; dividend rate of 0%; and expected life of 4.51 years.

For the year ended December 31, 2006, the Company paid various expenses amounting to $3,688 for the benefit of Frank Duval, a greater than 5% (five percent) shareholder, as payment for professional services rendered to the Company. In addition, the Company issued 400,000 shares of unregistered common shares to Mr. Duval in November 2006, valued at $0.59 per share, for a total value of $236,000, as payment for geological exploration services.

NOTE 6.

Common Stock and Common Stock Warrants

The Company is authorized to issue 500,000,000 shares of its common stock.  All shares of common stock are equal to each other with respect to voting, liquidation, dividend, and other rights.  Owners of shares are entitled to one vote for each share owned at any Shareholders’ meeting.  The common stock of the Company does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so.

In November 2007 the Company completed a private placement of units for gross proceeds of $939,500, of which $74,500 remains in the form of promissory notes dated November 20, 2007 with due dates extending through June 1, 2008.  In the aggregate, the Company issued 4,697,500 units at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one full common stock purchase warrant.  Each warrant is exercisable for a period of two (2) years from the closing to purchase one share of common stock at a price of $0.30 per share.  At December 31, 2007 there were 4,697,500 warrants outstanding exercisable at $0.30 per share.

During the year ended December 31, 2007, the Company issued 50,000 common shares to an officer of the Company as share-based compensation, and valued the shares at market price on the date of grant, which was $0.28 per share.  This amounted to share-based compensation of $14,000.  The Company also issued 200,000 common shares each to two new directors of the Company as share-based compensation, and valued the shares at market price on the date of grant, which was $0.54 and $0.53 per share, respectively. This amounted to director fee share-based compensation of $214,000.

In August 2006, the Company authorized the private placement of common shares at a price of $0.30 per share. The shares were offered and sold on a “best efforts” basis by the Company and certain sales agents.  Through December 31, 2006, the Company had sold 10,797,062 shares, resulting in gross proceeds to the Company of $3,239,119. Included in that amount were sales agent commissions of $320,912, and $19,500 in legal fees.  By May 2007, the Company completed the private placement of 7,529,999 additional shares of its common stock at a price of $0.30 per share.  Gross proceeds from the additional shares resulted in $2,259,000 and commissions of $77,335 were paid.

During the year ended December 31, 2006, the Company borrowed $250,000 from a financing company to finance its operations.  On September 13, 2006, the loan principal was repaid and interest expense and loan fees of $12,500 were paid through the issue of 41,667 shares of the Company’s common stock at $0.30 per share.

During the year ended December 31, 2006, the Company issued 1,800,000 common shares as share-based compensation to directors, officers, and other individuals, and valued the shares at market prices on the dates of grant, which varied between $0.59 and $0.63 per share. These issuances included 200,000 common shares issued to Terrence Dunne for his services as Chief Financial Officer, and for providing administrative services and office space to the Company during the year ended December 31, 2006. These shares were valued at $0.59 per share, for a total value of $118,000. Subsequent to December 31, 2006, the Company leased separate office space and hired administrative staff.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

In August 2006, prior to the merger discussed in Note 1, the Company received $150,000 from the sale of 37,500,000 shares of common stock, at $.004 per share, to officers, directors, a consultant who is a significant shareholder, a company of which the president is a director of Gold Crest, and various other individuals and companies.

NOTE 7.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock is entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.  The authorized but un-issued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.  The Directors in their sole discretion have the power to determine the preferences, limitations, and relative rights of each series of Preferred Stock within the limits set forth in the Nevada Business Corporation Act.  At December 31, 2007, no preferred stock has been issued.

NOTE 8.

Stock Based Compensation

Stock Based Compensation Plans

In June 2007, the Board of Directors adopted the 2007 Gold Crest Stock Plan (the “Plan”) which was approved by shareholders in December 2007.  The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the company’s business.

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees (pursuant to Internal revenue Code 422).  As of December 31, 2007, the maximum number of shares available for issuance under the 2007 Stock Plan was 5,570,000.

Stock Options

During the year ended December 31, 2007, the Company issued 6,380,000 options under the 2007 Stock Plan with exercise prices ranging from $0.28 to $0.53 with vesting at various dates through 2009.  These options were granted to members of the board of directors, officers, employees and consultants of the Company.  The fair value of each option is estimated on the date of grant using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value:  risk free interest of 3.53%; volatility of 99.9%; dividend rate of 0%; and expected life of 4.51 to 6.51 years.  The total value of options awarded during the year ended December 31, 2007 was calculated at $1,167,217.  Expense was recorded of $1,032,773 for the options which were earned in the year ended December 31, 2007.  The expense was recorded $945,975 as professional consulting fees and $86,798 as compensation expense.  At December 31, 2007 the amount of non-vested compensation totaled $134,444 and will be recognized on a quarterly basis through March 31, 2009.

During the year ended December 31, 2006, the Company granted 200,000 non-qualified stock options outside of the Stock Plan with an exercise price of $0.30 that vested on August 21, 2007.  These options were granted to an officer of the Company.  The fair value of each option is estimated on the issue date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value:  risk free interest of 4.66%; volatility of 51.49%; dividend rate of 0%; and expected life of 3 years.  The total value of options awarded and expense recorded during the year ended December 31, 2006 was calculated at $72,000.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The following is a summary of stock option activity in 2006 and 2007:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2006	—	$ —
Granted	200,000	0.30
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2006	200,000	$ 0.30
Options exercisable at December 31, 2006	—
Weighted average fair value of options granted during 2006	$ 0.36
Outstanding January 1, 2007	200,000	$ 0.30
Granted	6,380,000	0.52
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2007	6,580,000	$ 0.51
Options exercisable at December 31, 2007	5,920,000	$ 0.51
Weighted average fair value of options granted during 2007	$ 0.18

At December 31, 2007 the intrinsic value of the fully vested stock options is $0.00 due to the fact that the option exercise prices are greater than the market price on that date.

Stock Awards Under the 2007 Stock Plan

During the year ended December 31, 2007, the Company issued 50,000 shares of fully-vested common stock to an officer of the Company that was earned based on field performance.  The total value of the stock award granted and expensed during the year ended December 31, 2007 was calculated at $14,000.

NOTE 9.

Income Taxes

At December 31, 2007 and 2006 the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2007 and December 31, 2006. The significant component of the deferred tax asset at December 31, 2007 and 2006 was as follows:

	December 31, 2007	December 31, 2006
Net operating loss carry forward	$7,200,000	$1,800,000
Deferred tax asset	$2,448,000	$612,000
Deferred tax asset valuation allowance	(2,448,000)	(612,000)
Net deferred tax asset	$—	$—

At December 31, 2007 and 2006 the Company had net operating loss carry forwards of approximately $7,200,000 and $1,800,000 respectively, which expire in the years 2026 through 2027. The change in the allowance account form December 31, 2006 to December 31, 2007 was $1,836,000.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 10.

Commitments and Contingencies

Mineral Property Commitments

In Alaska, land holdings consist of State Mining Claims and Prospecting Sites totaling 107,480 acres of land. The holdings are in good standing until September 1, 2008, at which time the Company will need to have completed $173,200 of assessment work on the claims and pay annual rent amounting to $64,375 to the State of Alaska.  Included in the 107,480 acres of land, the Company’s wholly-owned subsidiary, Kisa Gold Mining, Inc., has a lease and option agreement dated January 30, 2007, with Greatland Exploration on 26,400 acres, known as the Kelly Creek claims, in the Cape Nome Recording District in Alaska. The Company is required to pay $45,000 to Greatland Exploration by September 1, 2008, to hold the claims for another year.  Also, as part of the Greatland Exploration lease, the Company will need to perform $400,000 in work commitments on the property by December 31, 2008.  The $400,000 work commitment can be credited towards $44,400 worth of assessment work for the State of Alaska, or at the option of the Company, in lieu of the $400,000 work commitment with Greatland Exploration, the Company can pay a one-time fee to Greatland Exploration of $200,000.  This amounts to a total maximum commitment of $638,175, plus filing fees, to hold the Alaska claims for another year.

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres on federally-owned public lands administered by the Payette and Boise National Forests. Mill site claims do not require annual assessment work, but do require annual maintenance payments to DOI Bureau Land Management which will total $5,750.  The 185 unpatented federal lode claims will require a total of $18,500 worth of assessment work to be performed by September 1, 2008 or in lieu of the work, a one-time payment of $23,125 would satisfy the annual maintenance fee in order to hold the Idaho properties for an additional year.

As part of the contract with Diamond Drilling, the Company had a 10,000 foot minimum drilling requirement of which we only completed a total of 3,105 feet and as of December 31, 2007 the Company has accrued the liability to Diamond Drilling for the undrilled footage in the amount of $100,585 which is net of a prepaid balance we carried with them.

On January 24, 2008, Gold Crest entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig and an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  If the Company decides to continue with the options on both the Royalty and the Land, the Company will be required to make the following payments.  A combined payment of $500,000 will be required upon closing on or before August 15, 2008, then the remaining balance of the Purchase Price, for both agreements combined will be $1,053,100 shall be in the form of promissory notes which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest on both agreements in the amount of $250,000 will be due on the same day and month as the Closing Date and will end in the year 2013.  See further details on the Option and Royalty Sales Agreement and the Option and Real Property Sales Agreement in Note 11 “Subsequent Events.”

Environmental Matters

A predecessor entity to the Company owned mineral property interests on certain public and private lands in Idaho and Montana.  Holdings included lands in mining districts designated as “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The properties were, and are, subject to a variety of federal and state regulations governing land use and environmental matters. A consultant reviewed the potential environmental impact of the prior mineral exploration and development activities, and believes there was substantial compliance with all such regulations, and is unaware of any pending action or proceedings relating to regulatory matters that would affect the financial position of the Company. Management acknowledges, however, that the possibility exists that the Company may be subject to environmental liabilities associated with its prior activities in the unforeseeable future, although the likelihood of such is deemed remote and the amount and nature of the liabilities is impossible to estimate.

NOTE 11.

Subsequent Events

Effective as of January 15, 2008, the Board of Directors accepted the resignation of Terrence J. Dunne as the Chief Financial Officer of the Company.  Mr. Dunne will continue in his duties as a director of the Company.  On the same date, the Board of Directors appointed Matt J. Colbert as the new Chief Financial Officer of the Company.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

On January 24, 2008, Gold Crest received a letter of resignation from Fred Brackebusch as director effective immediately.  Mr. Brackebusch also served on the Audit Committee.  On March 3, 2008, the Board of Directors appointed Thomas Loucks to the Audit Committee by unanimous consent to replace Mr. Brackebusch.

On January 24, 2008, Gold Crest entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig.  Pursuant to the terms of the Agreement, Gold Crest has been granted an exclusive option through August 15, 2008 to purchase a royalty right in real property located in Valley County, Idaho.  The royalty right consists of a 5% (five percent) royalty interest in all net smelter returns, net revenue and net mint returns.  The Royalty Right has a total Purchase Price of $1,642,480.  As consideration for entering into the Option Agreement, Gold Crest paid $400,000.  If Gold Crest elects to exercise this option on or before August 15, 2008, then there will be another payment upon closing in the amount of $400,000.  The remaining balance of the Purchase Price, $842,480 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest in the amount of $200,000 will be due on the same day and month as the Closing Date and will end in the year 2013.

On January 24, 2008, Gold Crest entered into an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  Pursuant to the terms of the Agreement, Gold Crest has been granted an exclusive option through August 15, 2008 to purchase real property located in Valley County, Idaho consisting of two parcels of patented mill site claims comprising approximately 135 acres and two parcels of patented lode mining claims comprising 120 acres.  The Property has a total Purchase Price of $435,620.  As consideration for entering into the Option Agreement, Gold Crest paid $125,000.  If Gold Crest elects to exercise this option on or before August 15, 2008, then there will be another payment upon closing in the amount of $100,000.  The remaining balance of the Purchase Price, $210,620 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest in the amount of $50,000 will be due on the same day and month as the Closing Date and will end in the year 2013.

On February 26, 2008, Gold Crest signed two separate term sheets with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties propose to create two joint ventures to explore for gold deposits covering Gold Crest’s AKO and Luna claim groups, located in the Kuskokwim region of southwestern Alaska approximately 120 miles south of the Donlin Creek deposit.  The proposed joint venture is subject to a 30-day due diligence period by Newmont and will require the parties to negotiate final terms and prepare, approve and execute a definitive joint venture agreement.  Under the proposed terms, Newmont can earn a 51% interest in Gold Crest’s properties by spending $3,000,000 in Qualifying Work Expenditures and by completing a minimum of 3,000 meters of drilling on each property on or before January 15, 2011.  In addition, Newmont must make cash payments to Gold Crest for both properties of $25,000 on or before January 15, 2009 and $50,000 on or before January 15, 2010.  Newmont will be the operator of the proposed Joint Venture.  Newmont has the option to increase its interest to 70% by completing an additional $6,000,000 in Qualifying Work Expenditures and completing a minimum of 3,000 additional meters of drilling on each property on or before December 31, 2015.  In the event a decision is made to build a mine on either property, either company may elect to have Newmont provide all the financing for the mine in return for Newmont receiving an additional 10% interest in that property.  Gold Crest would repay Newmont with interest from Gold Crest’s share of future profits.

On March 3, 2008 the Company entered into a letter agreement with the Bradley Mining Company which provides the Company the opportunity to evaluate for 30 days, the 175 acres of patented mining claims owned by Bradley Mining Company in the Stibnite mining district and, upon a successful evaluation, to obtain a one year lease on the mining claims with the option during the lease term to purchase the claims. The financial terms of the agreement are still in negotiations.  The patented claims lie in a North-South direction and cover approximately 1.5 miles of the surface expression of the Meadow Creek fault, the primary mineralized zone in the district.  Underlying the claims are the past producing Meadow Creek underground mine, the DMEA and North exploration workings and a portion of the Monday Tunnel, an exploration drift.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and Rule 15d – 15(e)) [and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f))]. Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

The Company’s management, including the Chief Executive Officer and chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and al fraud that could occur.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table provides the names, positions and ages of our directors and officers:

Name

Age

Position

Thomas H. Parker

64

President, Chief Executive Officer and Director

Howard M. Crosby(3)

55

Director

Bobby E. Cooper(2)(3)

62

Director and Chairman of the Board

Thomas Loucks

58

Director

Fred Brackebusch(1)(4)

63

Director

Robert O’Brien(3)

73

Director

Gerald G. Booth(1)(2)

64

Director

Terrence J. Dunne(1)(2)

59

Secretary/Treasurer and Director

Matthew J. Colbert

39

Chief Financial Officer

Christopher Dail

48

Vice President – Exploration

_____________________

(1)

Member of the Audit Committee

(2)

Member of the Nominating and Corporate Governance Committee

(3)

Member of the Compensation Committee.

(4)

On January 24, the Company received a letter of resignation from Fred Brackebusch as director effective immediately, and as such Mr. Brackebusch no longer serves on the Audit Committee.

(5)

 On March 3, 2008, Thomas Loucks replaced Fred Brackebusch as a member of the Audit Committee.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Thomas H. Parker.  Mr. Parker has been the President, Chief Executive Officer and Director of the Company since March 2007.  Mr. Parker has worked extensively in senior management positions in the mining industry for the past 40 years.  From March 2006, until February 2007, Mr. Parker was the Chief Executive Officer and a Director of High Plains Uranium.  From 1995 to March 2006, he was the Executive Vice President of Anderson and Schwab, a New York-based consulting firm where his clients included UBS Warburg and Norilsk Nickel.  Prior to joining Anderson and Schwab, he was President and Chief Executive Officer of Costain Coal Inc., a large coal company with over 2,000 employees that produced steam and metallurgical coal from January 1992, to September 1994.  Earlier in his career, Mr. Parker managed coal mining operations for Arco Coal, Anaconda Minerals, and Kerr McGee, among others.  From 1978 to 1981, he was director and project manager for Conoco’s uranium joint venture with Cogema and the French government in Niger.  Mr. Parker is a mining engineering graduate from the South Dakota School of Mines with a Master’s Degree in mineral engineering management from Pennsylvania State University.

Howard M. Crosby.  Mr. Crosby has served as a Director since August 2006, and served as the Company President From August 2006, until March 2007.  Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm.  Mr. Crosby received a B.A. degree from the University of Idaho.  Mr. Crosby is also an officer and director of White Mountain Titanium Corporation, a publicly traded mining exploration company, Dotson Exploration Company and Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines Company), all of the latter being privately held companies.  Mr. Crosby is also a director of Apoquindo Minerals (AQM-TSX.V), International consolidated Minerals (London AIM-ICM) and Tomco Energy PLC (London AIM-TOM).

Bobby E. Cooper.  Mr. Cooper became a director of the Company in August 2006.  Mr. Cooper has over thirty years of mining industry experience.  Prior to retiring in 1997, he was the chief executive officer and president of Kennecott Corporation, a wholly-owned subsidiary of Rio Tinto (RTZ), both mining companies.  Before being named chief executive officer and president, Mr. Cooper held various other positions with Kennecott since 1983, including chief operating officer and vice president of U.S. Mines.  Mr. Cooper is currently a director of 3L&T Corp., a private chemical company.

Thomas Loucks.  Mr. Loucks has been a director of the Company since August 2006.  Mr. Loucks is mining industry executive with over thirty years of diversified Fortune 500 and small cap experience in mining company management as well as international exploration, mineral project development, corporate planning, acquisitions, and divestitures. Mr. Loucks has worked with a number of small cap mining companies in recent years.  From 1988 through 1999 Mr. Loucks served as Executive Vice President, Treasurer, and Chief Financial Officer of Royal Gold, Inc., prior to which Mr. Loucks was responsible for business development activities of Newmont Mining Corporation, New York.  Previously, he worked in major mineral project development programs at Climax Molybdenum Company and in international exploration with Kennecott Copper Corporation.  He holds a B.A. and an M.A. in geology from Dartmouth College, an M.B.A. from Stanford University, is a Fellow of the Society of Economic Geologists, and member of the Geological Society of America.

Fred Brackebusch.  On January 24, 2008, the Company received a letter of resignation from Fred Brackebusch as director effective immediately.  Mr. Brackebusch had been a director of the Company since August 2006.  Since 1996, Mr. Brackebush has been the President and a Director of New Jersey Mining Company.  He has a B.S. and an M.S. in Geological Engineering both from the University of Idaho.  He is a consulting engineer with extensive experience in mine development, mine backfill, mine management, permitting, process control and mine feasibility studies.  He has over 25 years of experience in the Coeur d’Alene Mining District principally with Hecla Mining Co.  He has been the principal owner of Mine Systems Design, Inc., a mining consulting business, since 1987.  Mr. Brackebusch is also on the Board of Directors of Mascot Mines, Inc.

Robert O’Brien.  Mr. O’Brien has served as a director of the Company since 2004.  Mr. O’Brien graduated from Gonzaga University with a BA degree in Economics.  Since July 1996, Mr. O’Brien has been the sole owner and manager of Spokane Quotation Bureau, LLC, a company, which publishes stock quotations for companies traded over-the-counter.

Gerald G. Booth.  Mr. Booth, a director of the Company since January 2007, has over 40 years experience in mineral and natural gas exploration and development. Since 1998 he has been the President of G.G. Booth and Associates, a project management services company serving mining and petroleum clients, primarily in Alaska.  Mr. Booth previously served as Vice President - Resources for Cook Inlet Regional Corporation (CIRI), the native corporation representing the Natives of south central Alaska. While with CIRI, Mr. Booth also served as President of North Pacific Mining Company, and President of Cook Inlet Production Company. Prior to his work with CIRI, Mr. Booth was employed with Teck Cominco for over 24 years as Manager, Alaska Exploration and Manager Alaska Operations during the 1970’s and 1980’s.  Mr. Booth obtained a B.S. from Washington State University and is a member of the Society for Mining, Metallurgy and Exploration, the Northwest Mining Association, the Alaska Miners Association and the Resource Development Council for Alaska.

Terrence J. Dunne.  Mr. Dunne has served as a director and the Company’s Secretary/Treasurer since 2006.  Mr. Dunne currently serves as a director of Rock Energy Resources, Inc., which trades on the OTCBB.  For more than the past five years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses.  Mr. Dunne received his BBA, MBA and Masters in Taxation degrees from Gonzaga University.

Matthew J. Colbert.  Mr. Colbert has served as the Chief Financial Officer of the Company since December 2007.  Mr. Colbert has over ten years of experience in public accounting.  He has a Bachelor of Science degree in Accounting from the University of Idaho and is licensed as a Certified Public Accountant in the State of Washington.  Before being appointed CFO, Mr. Colbert had been the Controller of the Company since August 2007.  Most recently, Mr. Colbert Served as Chief Financial Officer and President of Lifestream Technologies, Inc., a publicly traded company.  Lifestream Technologies, Inc. was a leading supplier of cholesterol monitors.  Mr. Colbert also served on Lifestream’s Board of Directors.  Earlier in his career, Mr. Colbert served as a Business Assurance Associate in the audit department of PricewaterhouseCoopers, LLP, an international accounting and consulting firm.

Christopher Dail.  Mr. Dail is the Company’s Vice President of Exploration.  Mr. Dail has 19 years of experience in the exploration and mining industry and government.  Chris obtained his undergraduate training in geology at the University of Fairbanks, Old Dominion University and University of Idaho.  During his career he has served in various capacities ranging from a field and mine geologist to VP exploration and operations for a number of major and junior mining companies.  His most recent positions included serving as lead geologist for Cominco American’s eastern U.S. exploration office, as a senior consultant and corporate officer for several Canadian junior exploration companies and as a mine permitting specialist for the USDA Forest Service.  Mr. Dail is a member of the Northwest Mining Association, Alaska Miners Association, Geological Society of America and is a member and Certified Professional Geologist with the American Institute of Professional Geologists.

Audit Committee

On January 24, the Company received a letter of resignation from Fred Brackebusch as director effective immediately, and as such Mr. Brackebusch no longer serves on the Audit Committee.  On March 3, 2008 the Board of Directors appointed Thomas Loucks to the Audit Committee by unanimous consent to replace Mr. Brackebusch.  Terrence Dunne, Gerald Booth and Thomas Loucks now comprise the Company’s Audit Committee.  The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics. The Board of Directors has determined that Thomas Loucks is an “independent” director as that term is defined in Rule 4200(a) (14) of the NASD’s listing standards.  The Board of Directors has also determined that Terrence Dunne meets the SEC definition of an “audit committee financial expert”.

Nominating and Corporate Governance Committee

Gerald Booth, Bobby Cooper and Terrence Dunne comprise the Company’s Nominating and Corporate Governance Committee.  Mr. Cooper is an independent member of that Committee. The Corporate Governance and Nominating Committee is responsible for developing the Company’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of the Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of the Company’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of the Company, monitoring the quality and effectiveness of the Company’s corporate governance system and ensuring the effectiveness and integrity of the Company’s communication and reporting to shareholders and the public generally.

Compensation Committee

Bobby Cooper, Howard Crosby and Robert O’Brien comprise the Company’s Compensation Committee.  Mr. Cooper is an independent member of that Committee. The Compensation Committee is responsible for setting the compensation for the officers and the other agents and employees of the corporation. The Committee may delegate the authority to set the compensation of the officers, agents, and employees to the President.  No officer may be prevented from receiving compensation as an officer solely because the officer is also a director of the corporation.  The Committee shall fix the amount or salary to be paid to each director for service as a director or for attendance at each meeting of the Board.  Salary or payment for service as a director shall not preclude a director from serving the corporation in any other capacity or from receiving compensation for service in that other capacity.

Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file.  During 2007, certain of our directors and executive officers who own our stock filed Forms 3 or 4 with the Securities and Exchange Commission.  The information on these filings reflects the current ownership position of all such individuals.  To the best of our knowledge, during 2007 all such filings by our officers and directors were made timely, except that due to an administrative error in each instance, all initial forms 3 were filed late for all Directors and Officers of the Company as of June 30, 2007.  Forms 4 were not filed in a timely manner for the following Officers:  Thomas H. Parker (one filing disclosing one transaction), Christopher Dail (one filing disclosing one transaction). Forms 3 and 4 were not filed in a timely manner for the following Directors:  Fred Brackebusch (one Form 3 filing disclosing one transaction and fourteen Form 4 filings disclosing one transaction each).  A form 5 was filed on February 14 for Fred Brackebusch disclosing the late form 3 and 4 filings.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Directors, Officers and employees.  A copy of our Code of Conduct and Ethics can be obtained at no cost, by telephone at (509) 893-0171 or by mail at: Gold Crest Mines, Inc., 10807 E. Montgomery Dr., Suite 1, Spokane Valley, Washington 99206, attention: Investor Relations.  We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the year ended December 31, 2007 and 2006, compensation paid to our Chief Executive Officer, Chief Financial Officer and Vice President of Exploration (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 and 2006

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Thomas H. Parker (1)(4)	2007	$ 125,000	$ 106,000	$ 195,151	$ 426,151
President and Chief Executive
Officer

Christopher M. Dail	2007	$ 115,417	$ 14,000	—	$ 129,417
V.P. of Exploration	2006	$ 39,919	$ 63,000	$ 72,000	$ 174,919

Terrence J. Dunne (2)(4)(5)(6)	2007	—	—	$ 267,825	$ 267,825
Chief Financial Officer	2006	—	$ 236,000	—	$ 236,000

Howard M. Crosby (3)(4)(6)	2007	—	—	$ 267,825	$ 267,825
President and Chief Executive	2006	—	—	—	—
Officer

(1)

 Mr. Parker was appointed President and Chief Executive Officer and Director on March 13, 2007.

(2)

Mr. Dunne resigned as Chief Financial Officer effective January 15, 2008.

(3)

 Mr. Crosby served as President and Chief Executive Officer from August 17, 2006 until March 13, 2007 but received no compensation for those roles.

(4)

The named individuals also served as Directors of the Company and the compensation related to their services as Director is reflected in this table and not in the Director Compensation Table.

(5)

The Stock Awards for Terrence Dunne were $118,000 for services as a Director and $118,000 for turnkey accounting services.

(6)

The Option Awards were for Services and LOC guarantee, not related to Officer or Director Compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning year-end number and value of unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Thomas H. Parker(1)	340,000	—	$0.53	06/19/2012
President and Chief Executive		330,000	$0.53	06/19/2013
Officer		330,000	$0.53	06/19/2014
Christopher M. Dail	200,000		$0.30	09/20/2009
V.P. of Exploration

Terrence J. Dunne(2)	1,500,000		$0.53	06/19/2012
Chief Financial Officer

Howard M. Crosby(3)	1,500,000		$0.53	06/19/2012
President and CEO

(1)             Mr. Parker was appointed President and Chief Executive Officer and Director on March 13, 2007.

(2)             Mr. Dunne resigned as Chief Financial Officer effective January 15, 2008.

(3)             Mr. Crosby served as President and Chief Executive Officer from August 17, 2006 until March 13, 2007.

Employment Agreements

The following is a summary of the employment agreements that were in effect between us and each of the Named Executive Officers during the last fiscal year. In March 2007, we entered into an employment agreement with Thomas H. Parker who was elected as our President and Chief Executive Officer. His agreement is summarized below.

Thomas H. Parker

Thomas H. Parker’s executive compensation agreement is for a 2-year term commencing on March 1, 2007, and thereafter on a yearly basis, unless otherwise terminated on 30 days’ notice.  Mr. Parker’s compensation is $150,000 for the initial year and $200,000 for the second year subject to adjustments for merit at the discretion of the Board.  In addition, Mr. Parker was granted one million incentive stock options at an option price exercisable at $0.53 per share.  Options to acquire 340,000 shares to vest immediately, options to acquire 330,000 shares to vest on March 31, 2008, and options to acquire 330,000 shares to vest on March 31, 2009.  All of the options have a term of 5 years from the date of vesting.  Upon termination by the Company without cause, Parker is entitled to 18 months of his then current salary.  There is a termination for cause provision.  A change in control of the Company, to be defined in the agreement, triggers a lump sum payment to Mr. Parker equal to eighteen months of his then current salary.

Director Compensation

The following table sets forth information concerning compensation paid for the year ended December 31, 2007 to directors who were not employees. Mr. Parker, who is an employee and Terrence Dunne and Howard Crosby who were employees at one time, have their compensation as a Director fully reflected in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gerald G. Booth	—	$108,000	—	$108,000

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	200,000	$0.30	n/a
Equity compensation plans approved by security holders:
2007 Stock Plan	6,380,000	$0.52	5,570,000	(1)
Total	6,580,000	$0.51	5,570,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 12, 2008 regarding the ownership of our Common Stock by:

•       each person who is known by us to own more than 5% of our shares of common stock;

•       each of our named executive officers and directors; and

•       all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 77,416,328 shares of common stock outstanding as of March 12, 2008.  This amount includes 512,500 shares issuable pursuant to promissory notes issued by the Company to participants in the November 2007 subscription agreement.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following March 12, 2008 subject to options, warrants or similar instruments.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common	Thomas H. Parker(2)	2,400,000	3.06%
Common	Howard M. Crosby (3)	5,250,000	6.63%
Common	Bobby E. Cooper (4)	1,700,000	2.19%
Common	Thomas Loucks(5)	1,300,000	1.68%
Common	Fred Brackebusch (1)(6)	1,832,800	2.37%
Common	Gerald G. Booth(7)	400,000	0.52%
Common	Robert W. O’Brien(8)	3,272,963	4.21%
Common	Terrence J. Dunne(9)	10,066,464	12.71%
Common	Christopher Dail(10)	350,000	0.45%
Common	Matt J. Colbert(11)	125,000	0.16%
Common	Tony Alford(12)	5,139,000	6.55%
Common	Frank D. Duval(13)	6,533,750	8.27%
Common	Total of all executive officers and directors (10 individuals) (14)	26,697,227	32.23%

__________________________________________________

(1)

Based on 77,416,328 shares issued and outstanding.  This amount includes 512,500 shares issuable pursuant to promissory notes issued by the Company to participants in the November 2007 subscription agreement.

(2)

Based on 78,336,328 shares issued and outstanding which includes 670,000 shares issuable upon the exercise of vested options and 250,000 shares issuable upon the exercise of a warrant.

(3)

Includes 3,000,000 shares owned by Cork Investments, Inc. all of which are controlled by Mr. Crosby.  Based on 79,116,328 shares issued and outstanding which includes 1,500,000 shares issuable upon the exercise of vested options and 250,000 shares issuable upon the exercise of a warrant.

(4)

Based on 77,666,328 shares issued and outstanding which include 250,000 shares issuable upon the exercise of a warrant.

(5)

Based on 77,466,328 shares issued and outstanding which include 50,000 shares issuable upon the exercise of a warrant.

(6)

Mr. Brackebusch resigned as Director effective on January 24, 2008.  Includes 1,632,800 Shares held by New Jersey Mining Company.  Mr. Brackebusch is President and a controlling shareholder of that Company.

(7)

Based on 77,516,328 shares issued and outstanding which include 100,000 shares issuable upon the exercise of vested options.

(8)

Based on 77,666,328 shares issued and outstanding which include 250,000 shares issuable upon the exercise of a warrant.

(9)

Based on 79,191,328 shares issued and outstanding which includes 1,500,000 shares issuable upon the exercise of vested options and 275,000 shares issuable upon the exercise of a warrant.

(10)

Based on 77,616,328 shares issued and outstanding which include 200,000 shares issuable upon the exercise of vested options.

(11)

Based on 77,541,328 shares issued and outstanding which include 125,000 shares issuable upon the exercise of vested options.

(12)

Mr. Alford is not an Officer or Director of the Company but is a 5% or greater shareholder.  Based on 78,416,328 shares issued and outstanding which includes 2,000,000 shares issuable upon the exercise of vested options and 250,000 shares issuable upon the exercise of a warrant.  The shares were verified by the Columbia Stock Transfer Company.

(13)

Mr. Duval is not an Officer or Director of the Company but a 5% or greater shareholder.  Based on 79,666,328 shares issued and outstanding which includes 2,000,000 shares issuable upon the exercise of vested options and 250,000 shares issuable upon the exercise of a warrant.  The shares were verified by the Columbia Stock Transfer.

 (14)

Based on 82,836,328 shares issued and outstanding which includes 4,095,000 shares issuable upon the exercise of vested options and 1,325,000 shares issuable upon the exercise of warrants.

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2007, the Company awarded 2,000,000 stock options to Frank D. Duval, a greater than 5% (five percent) shareholder.  This stock option award was recorded as professional consulting fees of $357,099 using the Black Scholes Model.

During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Terrence J. Dunne while serving as Chief Executive Officer and Director of the Company.  The award was not related to his services as CFO or Director, but for consulting services and guaranteeing a LOC. This stock option award was recorded as professional consulting fees of $267,825 using the Black Scholes Model.

During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Howard M. Crosby while serving as a Director of the Company.  The award was not related to his services as Director, but for consulting services and guaranteeing a LOC. This stock option award was recorded as professional consulting fees of $267,825 using the Black Scholes Model.

Director Independence

Directors Bobby E. Cooper, Thomas A. Loucks and Fred Brackebusch are independent members of the board of directors as defined by NASDAQ Marketplace Rules 4200(a)(15) and 4350(d)(2) respectively.  On January 24, 2008 Mr. Brackebusch resigned from the board of directors.

In determining the matter of independence, neither Messrs. Cooper, Loucks or Brackebusch had any transactions, relationships or arrangements with the Company prior to or after becoming directors of the Company except for becoming shareholders of the Company pursuant to the shares granted to each director as directors’ fees, their investment participation in the Company’s private placements on the same terms as all other investors in that offering.  In determining the matter of director independence, the following matrix was utilized.

Director	Company Employee (1)	Compensation from Company (2)	Other Relationship (3)	Independent Director
Thomas H. Parker	Yes	Yes	No	No
Howard M. Crosby	Yes	No	Yes	No
Bobby E. Cooper	No	No	No	Yes
Thomas Loucks	No	No	No	Yes
Fred Brackebusch	No	No	No	Yes
Robert O’Brien	No	No	Yes	No
Gerald G. Booth	No	Yes	No	Yes
Terrence J. Dunne	Yes	Yes	Yes	No

(1)

a director who is, or at any time during the past three years was, employed by the company or by any parent or subsidiary of the company;

(2)

a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)

compensation for board or board committee service;

(ii)

compensation paid to a Family Member who is an employee (other than an executive officer) of the company ; or

(iii)

benefits under a tax-qualified retirement plan, or non-discretionary compensation

(3)

Other relationships include:

(i)

a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company or by any parent or subsidiary of the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (i) payments arising solely from investments in the company's securities; or(ii) payments under non-discretionary charitable contribution matching programs.

(ii)

a director of the Company who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

(iii)

a director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the company's audit at any time during any of the past three years.

ITEM 13.

EXHIBITS

Exhibit Number	Description of Document
3.1(2)	Articles of Incorporation for Silver Crest Mines, Inc. 9/11/1968
3.2(2)	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. 12/20/1982
3.3(2)	Articles of Incorporation of Silver Crest Resources, Inc. 1/28/2003
3.4(2)	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada on 6/11/2003
3.5(2)	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho on 6/11/2003
3.6(2)	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada on 8/4/2006
3.7(2)	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho on 8/4/2006
3.8(2)	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation 8/14/2006
3.9(2)	Articles of Incorporation for Kisa Gold Mining, Inc. 7/28/2006
3.10(2)	Articles of Incorporation for Niagara Mining and Development Company, Inc. 1/11/2005
3.11(1)	Amended Bylaws adopted September 12, 2007
10(2)	Employment Contract of Chris Dail executed 8/21/2006
10a(3)	Employment Contract of Thomas H. Parker
10.3(1)	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig.
10.4(1)	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.
14(4)	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008
21(2)	Subsidiaries of the Issuer
99(3)	Gold Crest Mines, Inc., 2007 Stock Plan
31.1(1)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2(1)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1(1)	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of CFO pursuant to 18 U.S.C. Section 1350

(1)

Filed herewith.

(2)

Incorporated by reference to the Report on Form 10-SB12G filed by Gold Crest Mines, Inc. on January 8, 2007.

(3)

Incorporated by reference to the Report on Form 10-SB12G/A filed by Gold Crest Mines, Inc. on August 6, 2007.

(4)

Incorporated by reference to the Report on Form 8-K filed by Gold Crest Mines, Inc. on March 3, 2008.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s Auditors for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2007 and 2006  and reviews of the consolidated financial statements included in the Company’s Forms 10-QSB were $37,900 and $29,673, respectively.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

The Company’s auditors billed $800 and $0 for professional services for tax compliance, tax advice and tax planning for fiscal 2007 and 2006, respectively.

All Other Fees

The Company incurred no fees from the principal accountant during the last two fiscal years for products and services other than as set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit Committee meets prior to the filing of any Form 10-QSB or 10-KSB to approve those filings.  In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work.  At the Board of Directors meeting held on January 15, 2007 it was approved that we would continue to use our current auditing firm to audit our 2007 year-end consolidated financial statements.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 26, 2008.

GOLD CREST MINES, INC.

By:

/s/ Thomas H. Parker

Thomas H. Parker

President and CEO

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 26, 2008.

/s/ THOMAS H. PARKER	President, Chief Executive Officer and Director
Thomas H. Parker
(Principal Executive Officer)
/s/ MATT J. COLBERT	Chief Financial Officer
Matt J. Colbert
(Principal Financial and Accounting Officer)
/s/ BOBBY E. COOPER	Director and Chairman of the Board
Bobby E. Cooper
/s/ TERRENCE J. DUNNE	Director and Secretary / Treasurer
Terrence J. Dunne
/s/ HOWARD M. CROSBY	Director
Howard J. Crosby
/s/ GERALD G. BOOTH	Director
Gerald G. Booth
/s/ THOMAS A. LOUCKS	Director
Thomas A. Loucks
/s/ ROBERT W. O’BRIEN	Director
Robert W. O’Brien