Form 10-Q
period 2008-03-31
GOLD CREST MINES INC
filed 2008-05-13
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

GOLD CREST MINES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52392	82-0290112
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

10807 E Montgomery Dr. Suite #1 Spokane Valley, WA	99206
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 893-0171

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐ (Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  At May 05, 2008, 79,482,995 shares of the registrant’s common stock were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$114,153	$778,696
Note receivable, current	120,000	-
Interest receivable, current	6,681	893
Prepaid expenses	77,654	94,085
Deposits, current	4,104	4,104
Total Current Assets	322,592	877,778

Note receivable, non-current	-	120,000
Interest receivable, non-current	-	3,920
Deposits, non-current	-	50,000
Equipment, net of accumulated depreciation of $30,617 and $23,994, respectively	104,354	110,977
Royalty interest in mineral properties	400,000	-
Mineral properties	388,175	188,175

TOTAL ASSETS	$1,215,121	$1,350,850

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$382,932	$341,930
Total Current Liabilities	382,932	341,930

Total Liabilities	382,932	341,930

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 77,666,328 and 77,416,328 shares issued and outstanding, respectively	77,666	77,417
Common stock subscribed	(46,000)	(132,500)
Additional paid-in capital	8,666,215	8,511,183
Deficit accumulated during exploration stage	(7,865,692)	(7,447,180)
Total Stockholders' Equity	832,189	1,008,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,215,121	$1,350,850

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

			From Inception
			January 11, 2005
	Three Months Ended		to
	March 31,	March 31,	March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures	76,438	320,708	4,221,528
Legal and accounting expenses	46,177	52,232	364,048
Directors' fees	-	108,000	804,000
General and administrative	291,557	141,071	2,530,614
TOTAL OPERATING EXPENSES	414,172	622,011	7,920,190

LOSS FROM OPERATIONS	(414,172)	(622,011)	(7,920,190)

OTHER INCOME (EXPENSE):
Interest income	3,447	18,831	77,058
Interest expense	(7,787)	-	(22,560)
TOTAL OTHER INCOME (EXPENSE)	(4,340)	18,831	54,498

LOSS BEFORE TAXES	(418,512)	(603,180)	(7,865,692)
INCOME TAXES	-	-	-

NET LOSS	$(418,512)	$(603,180)	$(7,865,692)

NET LOSS PER COMMON SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC	76,810,971	69,079,315

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
	Three Months	Three Months	January 11, 2005
	Ended	Ended	to
	March 31,	March 31,	March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(418,512)	$(603,180)	$(7,865,692)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	6,623	5,301	30,617
Share-based compensation	80,282	108,000	2,479,055
Interest paid with common shares	-	-	12,500
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	(1,868)	-	(5,788)
Decrease (increase) in prepaid expenses and deposits	16,430	(246,093)	(1,760)
(Decrease) increase in accounts payable and
accrued liabilities	41,002	48,286	382,933
Net cash used by operating activities	(276,043)	(687,686)	(4,968,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	(150,000)	(200,000)
Purchase of royalty interest in mineral property	(400,000)	-	(400,000)
Purchase of mineral properties	(150,000)	(20,000)	(388,175)
Purchase of equipment	-	(48,887)	(134,971)
Net cash used by investing activities	(550,000)	(218,887)	(1,115,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments of line of credit	-	-	(250,000)
Payments received on stock subscriptions	86,500	-	86,500
Proceeds from the issuance of stock on the exercise
of warrants	75,000	-	75,000
Sale of common stock, net of issuance costs	-	2,149,198	6,036,478
Net cash provided by financing activities:	161,500	2,149,198	6,197,978

Net increase (decrease) in cash and cash equivalents	(664,543)	1,242,625	114,153
Cash and cash equivalents, beginning of period	778,696	2,183,027	-
Cash and cash equivalents, end of period	$114,153	$3,425,652	$114,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 1.

Basis of Presentation

Gold Crest Mines, Inc. and its subsidiaries (“Gold Crest” and “the Company”) is a Nevada corporation originally incorporated on August 20, 1968, as Silver Crest Mines, Inc., an Idaho corporation.  Effective August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006.  Gold Crest’s sole asset on the merger date was cash of $7,456, which was accounted for as being acquired by Niagara in exchange for 14,600,100 common shares of Niagara.  Niagara’s sole asset on the merger date was cash of $150,000.   Neither company had liabilities on the date of the merger.  This transaction has been treated as a reverse merger, effectively as if Niagara had issued shares for consideration equal to the net monetary assets of Gold Crest. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Niagara, the accounting acquirer.

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Adoption of New Accounting Principles

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities without a material effect on our results of operations and financial position.  The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial and non-financial liabilities to have a material impact on our results of operations and financial position.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

a.

The fair value measurement;

b.

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

c.

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of income (or activities);

2)

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)

Purchases, sales, issuances, and settlements (net); and

4)

Transfers in and/or out of Level 3.

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.

The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three months ended March 31, 2008.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS 161 to have a material effect on our financial position or results of operations.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At March 31, 2008 the common stock equivalents consisted of 6,250,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,447,500 common stock warrants exercisable at $0.30 per share.  At March 31, 2007 the common stock equivalents consisted of 200,000 options exercisable at a price of $0.30 per share.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3.

Note Receivable

On January 11, 2007, the Company advanced Diamond Drilling Consultants Con Ag., Inc. (“Diamond Drilling”) $150,000 of a $200,000 secured promissory note to finance the construction of a drilling rig for use by the Company. The final $50,000 was advanced during May 2007, when the drilling rig construction was completed. Interest accrues at six percent (6%) per annum, from June 15, 2007, until paid. This note, including principal and interest, is payable in full on or before January 15, 2009, or at the termination of the drilling contract between the parties, whichever occurs first. In consideration for the Company providing this note, the Company will have exclusive use of the drilling rig for two calendar years, which also serves as collateral for the note.

Upon successful completion of the contractual obligations of the note, the Company agrees to grant Diamond Drilling a forty percent (40%) reduction in the amount of principal and accrued interest payable.  During the third quarter of 2007, the Company determined that the 40% reduction is probable and likely to occur.  Therefore 40% of the note receivable, or $80,000, has been recorded as prepaid exploration costs and is being amortized over the life of the note receivable.  The expense is being charged to exploration expenditures.  As of March 31, 2008 this amount was classified as a current asset.

NOTE 4.

Royalty Interest in Mineral Property

On January 24, 2008, the Company entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig (the “Oberbillig Agreement”).  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through August 15, 2008 to purchase a 5% (five percent) net smelter royalty interest (“NSR”) in real property located in Valley County, Idaho.  This royalty applies to any metal produced from lands sold by the estate of J.J. Oberbillig to Bradley Mining Co. in 1941.  The Yellow Pine gold property, now controlled by Vista Gold Corporation and the subject of a December 2006 Canadian National Instrument 43-101 report, is subject to the 5% NSR.  The NSR has a total Purchase Price of $1,642,480.  As consideration for entering into the Option Agreement, the Company paid $400,000 which is presented as royalty interest in mineral properties on the balance sheet.

If the Company elects to exercise this option on or before August 15, 2008 (the “Closing Date”), then there will be another payment upon closing in the amount of $400,000.  The remaining balance of the Purchase Price, $842,480 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest in the amount of $200,000 will be due on the same day and month as the Closing Date and will end in the year 2013.

NOTE 5.

Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska and Idaho.  The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 107,500 acres of land under State of Alaska jurisdiction that are held under and are subject to the State’s mining laws and regulations.  In Idaho, the Company controls over 3,930 acres of unpatented mill site and load claims under Federal jurisdiction that are held under and are subject to the Federal mining laws and regulations.

Option and Real Property Sales Agreement with JJO, LLC.

On January 24, 2008, the Company entered into an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  This option gives the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  These lands have been the subject of several exploration programs over the years, but contain no resources calculated to modern standards.  The Company has also acquired access to all the historical data for the district owned by the Oberbilligs.  The property has a total purchase price of $435,620.  As consideration for entering into the Option Agreement, the Company paid $125,000 which is presented in mineral properties on the balance sheet.

If the Company decides to continue with the option on the Land, the Company will be required to make the following payments.  A payment of $100,000 will be required upon closing on or before August 15, 2008 (the “Closing Date”), then the remaining balance of the Purchase Price will be $210,620 and shall be in the form of promissory notes which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest in the amount of $50,000 will be due on the same day and month as the Closing Date and will end in the year 2013.

Newmont Joint Venture Term Sheets

On February 26, 2008, the Company signed two separate term sheets with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties propose to create two joint ventures to explore for gold deposits covering the Company’s AKO and Luna claim groups, located in the Kuskokwim region of southwestern Alaska approximately 120 miles south of the Donlin Creek deposit.  See note 8, “Subsequent events” for further information about the joint ventures.

Mining Lease and Option to Purchase Agreement with Bradley Mining Company

On March 31, 2008, the Company entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company.  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through March 30, 2009 to purchase real property located in the Stibnite mining district, Valley County, Idaho consisting of nine patented mining claims comprising approximately 175 acres.  The Property has a total Purchase Price of $300,000.  As consideration for entering into the Option Agreement, the Company paid $75,000 presented in mineral properties on the balance sheet.  If the Company elects to exercise this option on or before March 30, 2009, then there will be another payment upon closing in the amount of $225,000.

The Company is required to perform certain work commitments and pay annual assessments to the States of Alaska and Idaho to hold these claims in good standing (see Note 7, Commitments and Contingencies).

The following is a summary of our mineral properties at March 31, 2008 and December 31, 2007.

	At March 31, 2008	At December 31, 2007
Alaska Properties
Southwest Kuskokwim Project	$ 71,450	$ 71,450
Kelly Creek – Mineral Lease	83,600	83,600
Idaho Properties
Golden Meadows Project	233,125	33,125
Total	$ 388,175	$ 188,175

NOTE 6.

Common Stock and Common Stock Warrants

During the three months ending March 31, 2008, the Company had the following issuances of common stock.  The Company issued 150,000 shares of common stock upon the payoff of a $30,000 promissory note issued as part of the November 2007 private placement.  Warrants in the amount of 250,000 were exercised for cash in the amount of $75,000.

NOTE 7.

Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of State Mining Claims and Prospecting Sites totaling 107,480 acres of land. The holdings are in good standing until September 1, 2008, at which time the Company will need to have completed $173,200 of assessment work on the claims to the State of Alaska.  As per the terms of our joint ventures with Newmont and Cougar, they will pay $20,000 of that assessment work.  The Company will also need to pay annual rent amounting to $64,375 to the State of Alaska.  As per the terms of our joint ventures with Newmont and Cougar, they will pay $20,675 of that assessment work.

Included in the 107,480 acres of land, the Company’s wholly-owned subsidiary, Kisa Gold Mining, Inc., has a lease and option agreement dated January 30, 2007, with Greatland Exploration on 26,400 acres, known as the Kelly Creek claims, in the Cape Nome Recording District in Alaska. The Company is required to pay $45,000 to Greatland Exploration by September 1, 2008, to hold the claims for another year.  Also, as part of the Greatland Exploration lease, the Company will need to perform $400,000 in work commitments on the property by December 31, 2008.  The $400,000 work commitment can be credited towards $44,400 worth of assessment work for the State of Alaska, or at the option of the Company, in lieu of the $400,000 work commitment with Greatland Exploration, the Company can pay a one-time fee to Greatland Exploration of $200,000.  This amounts to a total maximum commitment of $638,175, plus filing fees, that either the Company or its joint venture partners will need to pay to hold the Alaska claims for another year.

Idaho Mineral Property Rent and Assessment Work Commitments

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres on federally-owned public lands administered by the Payette and Boise National Forests. Mill site claims do not require annual assessment work, but do require annual maintenance payments to DOI Bureau of Land Management which will total $5,750.  The 185 unpatented federal lode claims will require a total of $18,500 worth of assessment work to be performed by September 1, 2008 or in lieu of the work, a one-time payment of $23,125 would satisfy the annual maintenance fee in order to hold the Idaho properties for an additional year.

Option and Royalty and Real Property Sales Agreements

On January 24, 2008, the Company entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig and an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  If the Company decides to continue with the options on both the Royalty and the Land, the Company will be required to make the following payments.  A combined payment of $500,000 will be required upon closing on or before August 15, 2008 (the “Closing Date”), then the remaining balance of the Purchase Price, for both agreements combined will be $1,053,100 and shall be in the form of promissory notes which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year

from the Closing Date, five (5) annual payments of principal plus accrued interest on both agreements in the amount of $250,000 will be due on the same day and month as the Closing Date and will end in the year 2013.

Mining Lease and Option to Purchase Agreement with Bradley Mining Company

On March 31, 2008, the Company entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Co., a California corporation.  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through March 30, 2009 to purchase real property located in the Stibnite mining district, Valley County, Idaho consisting of nine patented mining claims comprising approximately 175 acres.  The Property has a total Purchase Price of $300,000.  As consideration for entering into the Option Agreement, the Company paid $75,000.  If the Company elects to exercise this option on or before March 30, 2009, then there will be another payment upon closing in the amount of $225,000.

Diamond Drilling Contract

As part of the contract with Diamond Drilling, the Company had a 10,000 foot minimum drilling requirement in 2007 of which we only completed a total of 3,105 feet and as of March 31, 2008 the Company has accrued the liability to Diamond Drilling for the undrilled footage in the amount of $108,372 which includes accrued interest and is net of a prepaid balance we carried with them.  As part of the same contract for the 2008 drilling season the Company has another 10,000 foot minimum drilling requirement and if we are not able to drill we would owe a minimum of $230,000 for undrilled footage.

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

NOTE 8.

Subsequent Events

Joint Venture with Cougar Gold LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary Kisa Gold Mining, Inc., an Alaska corporation (“Kisa”), entered into a Limited Liability Company Agreement with Cougar Gold LLC, a Delaware limited liability company (“Cougar”) an indirect wholly-owned subsidiary of Electrum Ltd., a Bermuda corporation (“Electrum”).  Under the terms of the agreement Kisa and Cougar will form Golden Lynx, LLC, a Delaware limited liability company (“Golden Lynx”).  As its initial contribution to Golden Lynx, Kisa will contribute 104 State of Alaska mining claims from its Southwest Kuskokwim Project area located in the Kuskokwim region of southwestern Alaska approximately 120 miles south of the Donlin Creek deposit.  The claim blocks are known as Kisa, Gold Lake, Gold Creek, Little Swift and Gossan Valley.  Cougar will have an initial 55% interest in Golden Lynx and Kisa will have a 45% interest. Cougar will be entitled to retain its 55% interest by making the following contributions to Golden Lynx, used to fund exploration expenditures, on the following timetable:

(a)

$750,000 on or before the first anniversary of the effective date of the agreement;

(b)

An additional $1,250,000 on or before the second anniversary of the effective date;

(c)

An additional $1,500,000 on or before the third anniversary of the effective date.

Within 30 days after completing the foregoing expenditures, Cougar may elect to purchase an additional membership interest in Golden Lynx by making additional capital contributions in the aggregate amount of $2,500,000 which shall also be used to fund exploration expenditures during the next two years. Upon making such additional capital contributions, Cougar’s percentage interest shall be increased to 80%, and Kisa’s percentage interest shall be diluted to 20%.  In addition, Cougar has committed to make an investment of $250,000 to acquire 1,666,667 shares of the Company’s common stock at $0.15 per share by May 3, 2008.  On April 23, 2008 the Company received the $250,000 and issued the shares on April 24, 2008.

Newmont Venture Agreements

On May 8, 2008, the Company signed three separate Venture Agreements with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) to explore for gold deposits covering the Company’s AKO and Luna claim groups, located in the Kuskokwim region of southwestern Alaska approximately 120 miles south of the Donlin Creek deposit and our Chilly claim group located approximately 50 miles southwest of the Donlin Creek deposit.  Under the terms, Newmont can earn a 51% interest in Gold Crest’s properties by spending $3,000,000 in Qualifying Work Expenditures and by completing a minimum of 3,000 meters of drilling on each property on or before December 31, 2011.  In addition, Newmont must make cash payments to Gold Crest for each property of $25,000 on or before January 15, 2009 and $50,000 on or before January 15, 2010.  Newmont will be the operator of the proposed Joint Venture.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements contained in this Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1 – Risk Factors in our annual report filed on Form 10-KSB for the year ended December 31, 2007. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Gold Crest Mines Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

Overview and Plan of Operation

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.  The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 107,500 acres of land under State of Alaska jurisdiction and controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District in Central Idaho covering approximately 3,930 acres.

On January 24, 2008, we entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig.  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through August 15, 2008 to purchase a 5% (five percent) net smelter royalty interest (NSR) in real property located in Valley County, Idaho.  As consideration for entering into the Option Agreement, we paid $400,000 (see Note 4 to the interim financial statements, Royalty Interest).

On January 24, 2008, we entered into an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  This option gives the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  As consideration for entering into the Option Agreement, we paid $125,000 (see Note 5 to the interim financial statements, Mining Properties).

On March 31, 2008, we entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company.  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through March 30, 2009 to purchase real property located in the Stibnite mining district, Valley County, Idaho consisting of nine patented mining claims comprising approximately 175 acres.  The Property has a total Purchase Price of $300,000.  As consideration for entering into the Option Agreement, we paid $75,000 (see Note 5 to the interim financial statements, Mining Properties).

We have been successful in completing Joint Ventures with two separate companies covering eight of our claim groups in Alaska (see Note 8 to the interim financial statements, Subsequent Events).  These joint ventures give us the ability to further explore the claim groups even if we are unsuccessful in raising additional capital.

Board of Directors

On April 22, 2008, Gold Crest received a letter of resignation from Gerald Booth as director effective immediately.

On April 24, 2008 Gold Crest received a letter of resignation from Thomas Loucks as director effective immediately. Mr. Loucks also served on the Audit Committee.

On April 28, 2008, the Board of Directors appointed Dan McKinney as a director by unanimous consent to replace Mr. Booth.

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007:

Results of Operations

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This table is provided to assist in assessing differences in our overall performance:

	Three Months Ended
	March 31,	March 31,
	2008	2007	$ Change	% Change

REVENUES	$-	$-	$-	$0.0%
OPERATING EXPENSES:
Exploration expenditures	76,438	320,708	(244,270)	-76.2%
Legal and accounting expenses	46,177	52,232	(6,055)	-11.6%
Directors' fees	-	108,000	(108,000)	-100.0%
General and administrative	291,557	141,071	150,486	106.7%
TOTAL OPERATING EXPENSES	414,172	622,011	(207,839)	-33.4%
LOSS FROM OPERATIONS	(414,172)	(622,011)	207,839	-33.4%
Interest income	3,447	18,831	(15,384)	-81.7%
Interest expense	(7,787)	-	(7,787)	100.0%
TOTAL OTHER INCOME (EXPENSE)	(4,340)	18,831	(23,171)	-123.0%
LOSS BEFORE TAXES	(418,512)	(603,180)	184,668	-30.6%

Overview of Operating Results

Operating Expenses

Operating expenses during the first three months of 2008 decreased by approximately $208,000 primarily as a result of exploration expenses of $321,000 incurred during the first three months of 2007 related to exploration activities in Alaska.  During the first three months of 2008, our exploration expenses were $76,000 since our 2008 exploration season has not yet begun.  We also had $108,000 in director fees in the first three months of 2007 as compared to zero in 2008.

These amounts were offset by an increase in General and Administrative (“G&A”) expenses of $150,000.  G&A expenses rose primarily as a result of an increase of $80,000 in officer compensation and an increase of $73,000 related to the hiring of three additional employees since the end of the 2007 first quarter.

Overview of Financial Position

At March 31, 2008, Gold Crest had cash of $114,153 and total liabilities of $382,932.  During the first three months of 2008, the Company received proceeds of $86,500 from the pay off of promissory notes associated with the November 2007 private placement and net proceeds of $75,000 from the exercise of 250,000 warrants by three investors. The proceeds from the exercise of the warrants were primarily utilized to fund daily operations.  The proceeds from the exercise of the warrants were used to complete the mining lease and option to purchase agreement with the Bradley Mining Company.

Royalty interest in mineral property

During the three months ending March 31, 2008, the Company purchased an option and royalty sales agreement for $400,000 which accounts for the entire increase in Royalty Interest in mineral property from December 31, 2007 (see Note 4 to the financial statements, Royalty Interest).

Mineral Properties

The increase in mineral properties of $200,000 during the first three months of 2008 was primarily due to the purchase of an option and real property sales agreement with the Oberbillig estate for $125,000.  Also contributing to this increase was the purchase of a mining lease and option to purchase agreement with the Bradley Mining Company for $75,000 (see Note 5, Mineral Properties).

Accounts Payable and Accrued Liabilities

The increase in accounts payable and accrued liabilities of $41,002 during the 2008 first quarter was primarily due to the Company’s attempt to conserve available cash until it is able to secure additional financing in the second quarter of 2008.

Common Stock Subscribed

The change in common stock subscribed during the first three months of 2008 was due to the receipt of installment payments of $56,500 owed on promissory notes by investors who participated in the November 2007 private placement.  The remaining $30,000 was received upon the payoff of a promissory note by an investor who participated in the November 2007 private placement for which 150,000 shares were issued.

Additional Paid-In Capital

The increase in additional paid-in capital for the three months ending March 31, 2008 was primarily due to stock based compensation of $80,282 related to the vesting of stock options and $75,000 contributed from the exercise of 250,000 warrants at $0.30 per share.

Liquidity and Capital Resources

We have limited capital resources and thus have to rely upon the sale of equity securities for the cash required for exploration and development purposes, for acquisitions and to fund our administration.  Since we do not expect to generate any revenues in the near future, we must continue to rely upon the sale of our equity securities to raise capital.  There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any period or, if available, that it can be obtained on terms satisfactory to us.

Based on the current financial state of the Company we are currently in the process of conducting a private placement to generate up to $1,000,000.  If we are unable to raise enough money in this placement we may be forced to drop our Alaska properties that are not currently placed in a joint venture.  We are also actively seeking further joint venture partners for our other properties in Alaska and for our Golden Meadows Project located in the Stibnite mining district, Valley County, Idaho.

We do not anticipate a significant change in the number of employees during the next 12 months.  We intend to rely upon the use of outside consultants to provide services to the Company.  These plans could change depending upon the timing and nature of any additional acquisitions of mineral exploration properties (none of which are under consideration at this time).

Off-Balance Sheet Arrangements

The Company is not currently a party to any off-balance sheet arrangements as they are defined in the regulations promulgated by the Securities and Exchange Commission.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and Rule 15d – 15(e)) [and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f))].

Based on that evaluation, the Company’s management concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

RISK FACTORS

Not applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2008, the Company issued 150,000 shares of common stock to Michael Templeton after he satisfied his obligation under his subscription agreement to acquire 150,000 shares by the payment of $30,000 on a promissory note issued as part of the November 2007 private placement.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Mr. Templeton was an accredited investor at the time of the issuance.  He delivered appropriate investment representations with respect to the stock issuance and consented to the imposition of a restrictive legend upon the certificate representing the shares.  He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants.  No underwriting discounts or commissions were paid in connection with the transaction.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

Date:  May 13, 2008

By:

/s/ Thomas H. Parker

Thomas H. Parker

President and CEO

(Principal Executive Officer)

Date:  May 13, 2008

By:

/s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)