Form 10KSB/A
period 2007-12-31
GOLD CREST MINES INC
filed 2008-06-04
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB/A-1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒  No ☐    (2) Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

EXPLANATORY NOTE

The Company filed a registration statement on Form S-8 (SEC File No. 333-145883) for its 2007 Stock Plan for a total of 12,000,000 shares.  The Company inadvertently failed to file as an exhibit the consent of its independent registered public accounting firm, DeCoria, Maichel & Teague P.S., for the use of their report dated March 18, 2008, related to the audit of our consolidated financial statements for the year ended December 31, 2007, included in the Form 10-KSB for the year ended December 31, 2007.  The Exhibit Table included in Item 13 of Part IV has been updated to include the consent as an exhibit.

Also, the certifications required pursuant to Rule 13a-14(a) are included as exhibits with this amended report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2007, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-KSB on March 26, 2008.

PART IV

ITEM 13.

EXHIBITS

Exhibit Number	Description of Document
3.1(2)	Articles of Incorporation for Silver Crest Mines, Inc. 9/11/1968
3.2(2)	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. 12/20/1982
3.3(2)	Articles of Incorporation of Silver Crest Resources, Inc. 1/28/2003
3.4(2)	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada on 6/11/2003
3.5(2)	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho on 6/11/2003
3.6(2)	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada on 8/4/2006
3.7(2)	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho on 8/4/2006
3.8(2)	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation 8/14/2006
3.9(2)	Articles of Incorporation for Kisa Gold Mining, Inc. 7/28/2006
3.10(2)	Articles of Incorporation for Niagara Mining and Development Company, Inc. 1/11/2005
3.11(5)	Amended Bylaws adopted September 12, 2007
10(2)	Employment Contract of Chris Dail executed 8/21/2006
10a(3)	Employment Contract of Thomas H. Parker
10.3(5)	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig.
10.4(5)	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.
14(4)	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008
21(2)	Subsidiaries of the Issuer
23.1(1)	Consent of DeCoria, Maichel & Teague P.S., independent registered public accounting firm
99(3)	Gold Crest Mines, Inc., 2007 Stock Plan
31.1(1)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2(1)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

(1)

Filed herewith.

(2)

Incorporated by reference to the Report on Form 10-SB12G filed by Gold Crest Mines, Inc. on January 8, 2007.

(3)

Incorporated by reference to the Report on Form 10-SB12G/A filed by Gold Crest Mines, Inc. on August 6, 2007.

(4)

Incorporated by reference to the Report on Form 8-K filed by Gold Crest Mines, Inc. on March 3, 2008.

(5)

Incorporated by reference to the Report on Form 10-KSB filed by Gold Crest Mines, Inc. on March 26, 2008.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on June 3, 2008.

GOLD CREST MINES, INC.

By:

/s/ Thomas H. Parker

Thomas H. Parker

President and CEO

(Principal Executive Officer)

3