Form 10-Q
period 2008-06-30
GOLD CREST MINES INC
filed 2008-08-11
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  At August 7, 2008, 82,752,995 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$218,459	$778,696
Miscellaneous receivable	8,231	-
Interest receivable, current	398	893
Prepaid expenses	25,104	94,085
Deposits, current	3,682	4,104
Total Current Assets	255,874	877,778
Note receivable, non-current	-	120,000
Interest receivable, non-current	-	3,920
Deposits, non-current	-	50,000
Equipment, net of accumulated depreciation
of $31,893 and $23,994, respectively	85,256	110,977
Royalty interest in mineral properties	400,000	-
Mineral properties	333,600	188,175
Investment in Golden Lynx LLC, at cost	54,575	-
TOTAL ASSETS	$1,129,305	$1,350,850

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$183,910	$341,930
Total Current Liabilities	183,910	341,930

Total Liabilities	183,910	341,930

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 82,882,995 and 77,416,328 shares issued
and outstanding, respectively	82,883	77,417
Common stock subscribed	(26,000)	(132,500)
Additional paid-in capital	9,289,502	8,511,183
Accumulated deficit during exploration stage	(8,400,990)	(7,447,180)
Total Stockholders' Equity	945,395	1,008,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,129,305	$1,350,850
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					January 11, 2005
	Three Months Ended		Six Months Ended		to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures	62,733	662,102	139,171	982,810	4,284,261
Settlement of drilling contract	161,814	-	161,814	-	161,814
Legal and accounting expenses	58,408	59,378	104,585	111,610	422,456
Directors' fees	40,000	106,000	40,000	214,000	844,000
General and administrative	214,370	211,674	505,927	352,745	2,744,984
TOTAL OPERATING EXPENSES	537,325	1,039,154	951,497	1,661,165	8,457,515

LOSS FROM OPERATIONS	(537,325)	(1,039,154)	(951,497)	(1,661,165)	(8,457,515)

OTHER INCOME (EXPENSE):
Interest income	2,027	23,204	5,474	42,035	79,085
Interest expense	-	-	(7,787)	-	(22,560)
TOTAL OTHER INCOME (EXPENSE)	2,027	23,204	(2,313)	42,035	56,525

LOSS BEFORE TAXES	(535,298)	(1,015,950)	(953,810)	(1,619,130)	(8,400,990)
INCOME TAXES	-	-	-	-	-
NET LOSS	$ (535,298)	$ (1,015,950)	$(953,810)	$ (1,619,130)	$ (8,400,990)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC	79,342,839	72,552,828	78,076,905	70,825,774

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months	Six Months	From Inception
	Ended	Ended	January 11, 2005 to
	June 30,	June 30,	June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(953,810)	$(1,619,130)	$(8,400,990)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	13,067	10,317	37,061
Common stock and options issued for services	10,000	-	1,368,976
Equity compensation for management and directors	133,786	214,000	1,173,583
Interest paid with common shares	-	-	12,500
Settlement of drilling contract (see Note 4)	161,814	-	161,814
Changes in operating assets and liabilities:
Change in interest receivable	(2,745)	-	(6,665)
Change in miscellaneous receivable	(8,231)	-	(8,231)
Change in prepaid expenses and deposits	47,403	(241,760)	29,213
Change in accounts payable and accrued liabilities	(158,021)	82,733	183,910
Net cash used by operating activities	(756,737)	(1,553,840)	(5,448,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	(200,000)	(200,000)
Purchase of royalty interest in mineral property	(400,000)	-	(400,000)
Purchase of mineral properties	(150,000)	(20,000)	(388,175)
Purchase of equipment	-	(95,730)	(134,971)
Net cash used by investing activities	(550,000)	(315,730)	(1,115,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments of line of credit	-	-	(250,000)
Payments received on stock subscriptions	106,500	-	106,500
Proceeds from the issuance of stock on the exercise of warrants	90,000	-	90,000
Sale of common stock, net of issuance costs	550,000	2,181,664	6,586,478
Net cash provided by financing activities	746,500	2,181,664	6,782,978

Net change in cash and cash equivalents	(560,237)	312,094	218,459
Cash and cash equivalents, beginning of period	778,696	2,183,027	-
Cash and cash equivalents, end of period	$218,459	$2,495,121	$218,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for interest in Golden Lynx LLC	$54,575	$-	$54,575
Note receivable forgiven in connection
with settlement agreement (see Note 3)	$120,000	$-	$120,000
Equipment relinquished in connection
with settlement agreement (see Note 3)	$12,654	$-	$12,654

	The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

NOTE 1.  Basis of Presentation

Gold Crest Mines, Inc. and its subsidiaries (“Gold Crest” and “the Company”) is a Nevada corporation originally incorporated on August 20, 1968, as Silver Crest Mines, Inc., an Idaho corporation.

On August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006.  On June 20, 2008, 100% of the issued and outstanding shares of Kisa was transferred from Niagara to the Company.

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

Certain amounts in prior period financial statements have been reclassified to conform to the 2008 presentation.

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

Accounting for Investments

The Company uses the cost method to account for its investments in companies that we do not control and for which the Company does not have the ability to exercise significant influence over operating and financial policies.  Marketable equity securities are categorized as available for sale and carried at fair market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless a permanent impairment in value has occurred, which would then be charged to current period net income (loss).

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

2)

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)

Purchases, sales, issuances, and settlements (net); and

4)

Transfers in and/or out of Level 3.

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the six months ended June 30, 2008.

New Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles." The Company is assessing the impact of the adoption of SFAS 162 and believes there will be no material impact on its consolidated financial statements.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of ARB 51” (“SFAS 160”) which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company does not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At June 30, 2008 the common stock equivalents consisted of 6,250,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,397,500 common stock warrants exercisable at $0.30 per share.  At June 30, 2007 the common stock equivalents consisted of 5,540,000 options exercisable at prices ranging from $0.30 to $0.53 per share.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $8,400,990 through June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  See “Note 5. Mineral Properties - Golden Lynx, LLC’, “Note 5. Mineral Properties - Letter of Intent with Cougar”, “Note 7.  Common Stock and Common Stock Warrants” and “Note 8. Common Stock Subscribed”.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements and/or joint venture agreements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted.  As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements.

An estimated $500,000 to $1,000,000 is believed necessary to continue operations and increase development through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully enter into a joint venture on our Golden Meadows project in Idaho and the Company’s future personnel requirements.

NOTE 4.  Note Receivable

On January 11, 2007, the Company advanced Diamond Drilling Consultants Con Ag., Inc. (“Diamond Drilling”) $150,000 of a $200,000 secured promissory note to finance the construction of a drilling rig for use by the Company. The final $50,000 was advanced during May 2007, when the drilling rig construction was completed. Interest accrued at six percent (6%) per annum, from June 15, 2007, through June 12, 2008. This note, including principal and interest, was payable in full on or before January 15, 2009, or at the termination of the drilling contract between the parties, whichever occurred first. In consideration for the Company providing this note, the Company was to have exclusive use of the drilling rig for two calendar years, which also served as collateral for the note.

Upon successful completion of the contractual obligations of the note, the Company agreed to grant Diamond Drilling a forty percent (40%) reduction in the amount of principal and accrued interest payable.  During the third quarter of 2007, the Company determined that the 40% reduction was probable and likely to occur.  Therefore 40% of the note receivable, or $80,000, had been recorded as ”Prepaid Exploration Costs” and was being amortized over the life of the note receivable.  The amortized expense was being charged to exploration expenditures.

As part of the contract with Diamond Drilling for the 2008 drilling season, the Company had a 10,000 foot minimum drilling requirement at a cost of $23.00 per foot for a total potential liability of $230,000 for undrilled footage (the “Diamond Drilling Contract”).  See “Note 9. Commitments and Contingencies - Diamond Drilling Contract”.

During 2008, it became apparent that the Company would not satisfy its minimum drilling requirement under the Diamond Drilling Contract.  On June 12, 2008, the Company entered into a settlement agreement with Diamond Drilling (the “Settlement Agreement”).  The terms of the Settlement Agreement require Diamond Drilling to release Gold Crest from its obligation to pay the $230,000 drilling commitment in exchange for the following (recorded as $161,814  to settlement of drilling contract in the Company financial statements for the quarter ended June 30, 2008):

1.

The forgiveness by the Company of a $120,000 note receivable from Diamond Drilling;

2.

The forgiveness by the Company of $7,160 of accrued interest receivable related to the note receivable from Diamond Drilling;

3.

The sale to Diamond Drilling for $1 a water line with a carrying value of $12,654 and miscellaneous tools with zero carrying value; and

4.

The write off by the Company of the $22,000 remaining balance in the Prepaid Exploration Costs.

NOTE 5.  Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska and Idaho.  The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 92,160 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC.  See “Golden Lynx, LLC”.   These claims are held under and are subject to the State’s mining laws and regulations.  In Idaho, the Company controls over 3,930 acres of unpatented mill site and load claims under Federal jurisdiction that are held under and are subject to the Federal mining laws and regulations.

Golden Lynx, LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC, a Delaware limited liability company, (“Cougar”) under which the two companies formed Golden Lynx, LLC, a Delaware limited liability company (“Golden Lynx”).  Pursuant to this agreement, the Company transferred 15,320 acres under State of Alaska jurisdiction into Golden Lynx.  The Company accounts for this investment under the cost method of accounting.  Accordingly, the carrying value of the contributed property of $54,575 was reclassed from mineral properties  to “Investment in Golden Lynx LLC”.

Cougar has an initial 55% interest and Kisa has an initial 45% interest in Golden Lynx. Cougar is entitled to retain its 55% interest by making the following contributions to Golden Lynx, used to fund exploration expenditures, on the following timetable:

(a)

$750,000 on or before the first anniversary of the effective date of the agreement;

(b)

An additional $1,250,000 on or before the second anniversary of the effective date of the agreement; and

(c)

An additional $1,500,000 on or before the third anniversary of the effective date of the agreement.

Within 30 days after completing the foregoing expenditures, Cougar may elect to purchase an additional ownership interest in Golden Lynx by making capital contributions in the aggregate amount of $2,500,000 which shall also be used to fund exploration expenditures during the two years that follow the third anniversary of the effective date of the agreement. Upon making such capital contributions, Cougar’s ownership interest would increase to 80%, and Kisa’s ownership interest would decrease to 20%.

Option and Real Property Sales Agreement with JJO, LLC.

On January 24, 2008, the Company entered into an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  This option gives the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  These lands have been the subject of several exploration programs over the years, but contain no resources calculated to modern standards.  The Company has also acquired access to all the historical data for the district owned by the Oberbilligs.  The property has a total purchase price of $435,620.  As consideration for entering into the Option Agreement, the Company paid $125,000 which is presented in the caption “Mineral Properties” on the balance sheet.

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

Mining Lease and Option to Purchase Agreement with Bradley Mining Company

On March 31, 2008, the Company entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company (the “Bradley Option Agreement”).  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through March 30, 2009 to purchase for $300,000 real property located in the Stibnite mining district, Valley County, Idaho (“the Bradley Property”).  The Bradley Property consists of nine patented mining claims comprising approximately 175 acres.  As consideration for entering into the Bradley Option Agreement, the Company paid $75,000 which is included in the caption “Mineral Properties” on the balance sheet.  If the Company elects to exercise this option on or before March 30, 2009, then there will be another payment due upon closing in the amount of $225,000.

Newmont Venture Agreements

On May 8, 2008, the Company signed three separate joint venture agreements (“the Newmont Agreements”) with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (”Newmont”).   The subject claims consist of the Company’s AKO and Luna claim groups located in the Kuskokwim region of southwestern Alaska approximately 120 miles south of the Donlin Creek deposit and our Chilly claim group located approximately 50 miles southwest of the Donlin Creek deposit.

Under the terms of the Newmont Agreements, Newmont can earn a 51% interest in the subject claims by expending $3,000,000 in Qualifying Work Expenditures (as defined in the Newmont Agreements) and by completing a minimum of 3,000 meters of drilling on each property on or before December 31, 2011.  In addition, Newmont must make cash payments to Gold Crest for each property of $25,000 on or before January 15, 2009, and $50,000 on or before January 15, 2010.

Newmont has the option to increase its interest in the subject claims to 70% by completing an additional $6,000,000 in Qualifying Work Expenditures (as defined in the Newmont Agreements) and by completing a minimum of 3,000 additional meters of drilling on each property on or before December 31, 2015.  In the event a decision is made to build a mine on either property, either company may elect to have Newmont provide all the financing for the mine in return for Newmont receiving an additional 10% interest in that property.  The Company would then repay Newmont for the Company’s share of the financing from its share of future profits, if any.

Letter of Intent with Cougar

On June 10, 2008, the Company, through its wholly owned subsidiary Niagara, signed a non-binding letter-of-intent with Cougar to enter into a joint venture agreement covering all of the Company’s properties in Idaho (the “Proposed JV Agreement”).  The Proposed JV Agreement covers the Company’s unpatented mining and millsite claims, as well as its patented claims held under mining leases and option agreements.  Altogether the subject properties total approximately 4,360 acres known as our Golden Meadows Project located in the Stibnite-Yellow Pine Mining District, Valley County, Idaho.  The 4,360 acres consists of:

1.

the Company’s 3,930 acres of unpatented mill site and load claims;

2.

the 255 acres included in the Option and Real Property Sales Agreement with JJO, LLC; and

3.

the 175 acres included in the Mining Lease and Option to Purchase Agreement with Bradley Mining Company.

The Proposed JV Agreement is subject to due diligence by Cougar and to negotiation and execution of a definitive joint venture agreement.  Under the terms of the Proposed JV Agreement, Cougar can earn a 60% interest in the subject properties by expending a total of $4,500,000 (the “Initial Earn-In Amount”) within four years of the signing of the definitive agreement.  The initial earn-in amount will include exploration expenditures, land payments and the cost of the due diligence.

Cougar can earn up to an additional 25% interest in the subject properties, for a total of 85%, by expending an incremental $4,500,000 (the “Additional Earn-In Amount”) on exploration expenditures within eight years of the signing of the definitive agreement.

The following is a summary of our mineral properties at June 30, 2008 and December 31, 2007.

	At June 30, 2008	At December 31, 2007
Alaska Properties
Southwest Kuskokwim Project	$ 16,875	$ 71,450
Kelly Creek – Mineral Lease	83,600	83,600
Idaho Properties
Golden Meadows Project	233,125	33,125
Total	$ 333,600	$ 188,175

The Company is required to perform certain work commitments and pay annual assessments to the States of Alaska and Idaho to hold these claims in good standing.  See “Note 9. Commitments and Contingencies”

NOTE 6.  Royalty Interest in Mineral Property

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

If the Company elects to exercise this option on or before August 15, 2008 (the “Closing Date”), then there will be another payment due upon closing in the amount of $400,000.  The remaining balance of the Purchase Price, $842,480 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest in the amount of $200,000 will be due on the same day and month as the Closing Date and will end in the year 2013.  The Oberbillig Agreement is subject to the letter-of-intent discussed in “Note 5. Mineral Properties - Letter of Intent with Cougar”.

NOTE 7.  Common Stock and Common Stock Warrants

During the first six months of 2008, the Company had the following issuances of common stock:

1.

The Company issued 450,000 shares of restricted common stock upon the payment of promissory notes in the amount of $90,000 issued as part of the November 2007 private placement.  See “Note 8.  Common Stock Subscribed”;

2.

The Company issued 300,000 shares of restricted common stock upon the exercise of 300,000 warrants and received gross proceeds in the amount of $90,000;

3.

The Company issued 100,000 shares of restricted common stock for $10,000 worth of services performed;

4.

The Company issued 400,000 shares of common stock to two newly appointed directors valued at $40,000;

5.

The Company issued 1,666,667 and 3,000,000 shares of restricted common stock for gross proceeds of $250,000 and $300,000, respectively. See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Letter of Intent with Cougar”.

NOTE 8.  Common Stock Subscribed

In November 2007, the Company completed a private placement of 4,697,500 units at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one warrant.  Each warrant is exercisable for a period of two years to purchase one share of common stock at a price of $0.30 per share.

Of the total units, 662,500 units were subscribed in exchange for promissory notes with a value of $132,500 and due dates extending through September 1, 2008.   The $132,500 was recorded under the caption “Common Stock Subscribed” in the Company’s 2007 financial statements.

During the 2008 first quarter, the Company received payments on the promissory notes in the amount of $86,500.  However, the Company issued only 150,000 units because not all investors paid in full on their promissory notes.

During the 2008 second quarter, the Company received payments of $20,000 which constituted partial payment on certain promissory notes and issued a total of 300,000 units.

At June 30, 2008, the balance under the caption “Common Stock Subscribed” was $26,000.  However, 212,500 units remain unissued because the Company has not received full payment on certain related promissory notes.  See “Note 7. Common Stock and Common Stock Warrants”.

NOTE 9.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 107,480 acres of land. The holdings are in good standing until September 1, 2008, at which time the Company will need to have completed $173,200 of assessment work on the claims to the State of Alaska.  As per the terms of our joint ventures with Newmont and Cougar, they will pay $20,000 of that assessment work.  Of the remaining $153,200, if the Company is unsuccessful in placing any of the remaining properties into joint ventures by the September 1, 2008 due date, then the Company may be forced to drop the claims and therefore will not be required to pay the $153,200 in assessment work.  The carrying value of these claims that the Company may drop is $83,600.   See “Note 5. Mineral Properties - Newmont Venture Agreements”, “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 10. Subsequent Events”.

The Company is also required to pay annual rent amounting to $64,375 to the State of Alaska.  As per the terms of our joint ventures with Newmont and Cougar, they will pay $20,675 of that assessment work.  Of the remaining $43,700, if the Company is unsuccessful in placing any of the remaining properties into joint ventures by the September 1, 2008 due date, then the Company may be forced to drop the claims and therefore will not be required to pay the $43,700 in rental fees.  The carrying value of these claims that the Company may drop is $83,600.   See “Note 5. Mineral Properties - Newmont Venture Agreements”, “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 10. Subsequent Events”.

Included in the 107,480 acres of land, the Company’s wholly-owned subsidiary, Kisa Gold Mining, Inc., had a lease and option agreement dated January 30, 2007, with Greatland Exploration on 26,400 acres, known as the Kelly Creek claims, in the Cape Nome Recording District in Alaska. The Company was required to pay $45,000 to Greatland Exploration by September 1, 2008, to hold the claims for another year.  Also, as part of the Greatland Exploration lease, the Company was required to perform $400,000 in work commitments on the property by December 31, 2008.  The $400,000 work commitment could have been credited towards $44,400 worth of assessment work for the State of Alaska, or at the option of the Company, in lieu of the $400,000 work commitment with Greatland Exploration, the Company could have paid a one-time fee to Greatland Exploration of $200,000.  This amounts to a total maximum commitment of $461,500, plus filing fees the Company would have been required to pay to hold the Kelly Creek claims for another year.  However, on July 22, 2008 the Company notified Greatland Exploration, LTD that it was exercising its right to cancel the lease and option agreement dated January 30, 2007.  “See Note 10.  Subsequent Events”.

Idaho Mineral Property Rent and Assessment Work Commitments

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres on federally-owned public lands administered by the Payette and Boise National Forests. Mill site claims do not require annual assessment work, but do require annual maintenance payments to DOI Bureau of Land Management which will total $5,750.  The 185 unpatented federal lode claims will require a total of $18,500 worth of assessment work to be performed by September 1, 2008 or in lieu of the work, a one-time payment of $23,125 would satisfy the annual maintenance fee in order to hold the Idaho properties for an additional year. See “Note 5. Mineral Properties - Letter of Intent with Cougar”.

Option and Royalty and Real Property Sales Agreements

On January 24, 2008, the Company entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig and an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  If the Company decides to continue with the options on both the Royalty and the Land, the Company will be required to make the following payments.  A combined payment of $500,000 will be required upon closing on or before August 15, 2008 (the “Closing Date”), then the remaining balance of the Purchase Price, for both agreements combined will be $1,053,100 and shall be in the form of promissory notes which will accrue interest at the rate of six percent (6%) per annum commencing on the Closing Date.   Commencing one (1) year from the Closing Date, five (5) annual payments of principal plus accrued interest on both agreements in the amount of $250,000 will be due on the same day and month as the Closing Date and will end in the year 2013. See “Note 5. Mineral Properties - Letter of Intent with Cougar”.

Mining Lease and Option to Purchase Agreement with Bradley Mining Company

On March 31, 2008, the Company entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Co., a California corporation.  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through March 30, 2009 to purchase real property located in the Stibnite mining district, Valley County, Idaho consisting of nine patented mining claims comprising approximately 175 acres.  The Property has a total Purchase Price of $300,000.  As consideration for entering into the Option Agreement, the Company paid $75,000.  If the Company elects to exercise this option on or before March 30, 2009, then there will be another payment upon closing in the amount of $225,000. See “Note 5. Mineral Properties - Letter of Intent with Cougar”.

Diamond Drilling Contract

As part of the contract with Diamond Drilling, the Company had a 10,000 foot minimum drilling requirement in 2007 of which the Company fulfilled only a 3,105 feet.  At March 31, 2008, the Company had accrued a liability to Diamond Drilling for the undrilled footage in the amount of $108,372.  This amount includes accrued interest and is net of a prepaid balance we carried with them.  During 2008 second quarter, the Company paid $108,372 to Diamond Drilling in satisfaction of this liability.

As part of the contract with Diamond Drilling for the 2008 drilling season, the Company had a 10,000 foot minimum drilling requirement at a cost of $23.00 per foot for a total potential liability of $230,000 for undrilled footage (the “Diamond Drilling Contract”).  During 2008, it became apparent that the Company would not satisfy its minimum drilling requirement under the Diamond Drilling Contract.  See “Note 4. Note Receivable“.

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

NOTE 10.  Subsequent Events

On July 22, 2008 the Company notified Greatland Exploration, LTD that it was exercising its right to cancel the lease agreement with option to purchase entered into on January 30, 2007.  As a result of cancelling this agreement, the Company will no longer be required to pay $45,000 to Greatland Exploration by September 1, 2008, to hold the claims for another year.  Also, the Company will no longer need to perform $400,000 in work commitments on the property by December 31, 2008.  The Kelly Creek mineral lease of $83,600 is classified under mineral properties on the balance sheet at June 30, 2008, and will be recognized as exploration expenditures in the third quarter of 2008.  See “Note 9.  Commitments and Contingencies - Alaska Mineral Property Rent and Assessment Work Commitments”.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes forward-looking statements . Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Gold Crest Mines, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock.  As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under Section 21E are unavailable to us.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Overview and Plan of Operation

As discussed in “Note 2: Summary of Significant Accounting Policies - Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $8,400,990 through June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

We currently control approximately 92,160 acres of land under State of Alaska jurisdiction after having transferred 15,320 acres into Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

Additionally, we currently control approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District in Central Idaho covering approximately 3,930 acres. On June 10, 2008, the Company, through its wholly owned subsidiary Niagara, signed a non-binding letter-of-intent with Cougar Gold LLC to enter into a joint venture agreement covering all of the Company’s properties in Idaho.  See “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

We have been successful in entering into agreements with various unrelated companies under which, we believe, we have the opportunity to implement our business plan.  These agreements and the references to further details contained in our consolidated financial statements follow:

1.

On January 24, 2008, we entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig.  See “Note 6.  Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

2.

On January 24, 2008, we entered into an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  See “Note 5.  Mineral

Properties - Option and Real Property Sales Agreement with JJO, LLC” to our consolidated financial statements for further details.

3.

On March 31, 2008, we entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company.  See “Note 5.  Mineral Properties - Mining Lease and Option to Purchase Agreement with Bradley Mining Company” to our consolidated financial statements for further details.

4.

On April 18, 2008, we, through our wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC under which the two companies will form the Golden Lynx, LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

5.

On May 8, 2008, we entered into three separate joint venture agreements with Newmont North America Exploration Limited.   See “Note 5. Mineral Properties - Newmont Venture Agreements” to our consolidated financial statements for further details.

6.

On June 10, 2008, we, through our wholly owned subsidiary Niagara, signed a non-binding letter-of-intent with Cougar Gold LLC to enter into a joint venture agreement covering all of our properties in Idaho.  See “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

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

On May 30, 2008 Gold Crest received a letter of resignation from Howard Crosby as director and chairman of the board effective immediately.

On June 5, 2008, the Board of Directors reappointed Howard Crosby as a director and chairman of the board by unanimous consent.  Also on June 5, 2008, the Board of Directors appointed John Ryan as a director by unanimous consent.

Comparison of the Three and Six Months Ended June 30, 2008 and June 30, 2007:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and six-months ended June 30, 2008 compared with the three- and six-months ended June 30, 2007. These tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended
	June 30,	June 30,
	2008	2007	$ Change	% Change

REVENUES	$-	$-	$-	$0.0%
OPERATING EXPENSES:
Exploration expenditures	62,733	662,102	(599,369)	-90.5%
Settlement of drilling contract	161,814	-	161,814	100.0%
Legal and accounting expenses	58,408	59,378	(970)	-1.6%
Directors' fees	40,000	106,000	(66,000)	-62.3%
General and administrative	214,370	211,674	2,696	1.3%
TOTAL OPERATING EXPENSES	537,325	1,039,154	(501,829)	-48.3%
LOSS FROM OPERATIONS	(537,325)	(1,039,154)	501,829	-48.3%
Interest income	2,027	23,204	(21,177)	-91.3%
Interest expense	-	-	-	0.0%
TOTAL OTHER INCOME (EXPENSE)	2,027	23,204	(21,177)	-91.3%
LOSS BEFORE TAXES	$(535,298)	$(1,015,950)	$480,652	$-47.3%

	Six Months Ended
	June 30,	June 30,
	2008	2007	$ Change	% Change

REVENUES	$-	$-	$-	$0.0%
OPERATING EXPENSES:
Exploration expenditures	139,171	982,810	(843,639)	-85.8%
Settlement of drilling contract	161,814	-	161,814	100.0%
Legal and accounting expenses	104,585	111,610	(7,025)	-6.3%
Directors' fees	40,000	214,000	(174,000)	-81.3%
General and administrative	505,927	352,745	153,182	43.4%
TOTAL OPERATING EXPENSES	951,497	1,661,165	(709,668)	-42.7%
LOSS FROM OPERATIONS	(951,497)	(1,661,165)	709,668	-42.7%
Interest income	5,474	42,035	(36,561)	-87.0%
Interest expense	(7,787)	-	(7,787)	100.0%
TOTAL OTHER INCOME (EXPENSE)	(2,313)	42,035	(44,348)	-105.5%
LOSS BEFORE TAXES	$(953,810)	$(1,619,130)	$665,320	$-41.1%

Overview of Operating Results

Operating Expenses

The decrease in operating expenses during both the 2008 second quarter and first six months compared with the same periods in the prior year was primarily the result of our entrance into two separate joint venture agreements.  Our partners in these joint venture agreements are conducting exploration activities on our behalf as part of the agreements’ “earn-in” provisions.

Also contributing to the decrease in operating expenses during both the 2008 second quarter and first six months, although to a significantly lesser extent, was a decrease in directors’ fees.  During the 2008 second quarter we issued 400,000 shares of common stock to two new directors at a price of $0.10 per share.  During the 2007 second quarter we issued 200,000 shares of common stock to one new director at a price of $0.53 per share.  During the 2007 first quarter we issued an additional 200,000 to a new director at a price of $0.54 per share.

Partially offsetting these positive impacts during the first six months of 2008 compared with the same period last year was an increase in officer compensation related to amortization of options granted during 2008 and incremental compensation expense related to the hiring of three additional employees since the end of the 2007 first quarter.

Overview of Financial Position

At June 30, 2008, Gold Crest had cash of $218,459 and total liabilities of $183,910.  During the first six months of 2008, we received proceeds of $106,500 from the pay off of promissory notes associated with the November 2007 private placement and net proceeds of $90,000 from the exercise of 300,000 warrants by three investors. The proceeds from the payoff of the promissory notes were primarily utilized to fund daily operations.  The proceeds from the exercise of the warrants were used to complete the mining lease and option to purchase agreement with the Bradley Mining Company for $75,000 and the remainder was utilized to fund daily operations.

Also during the first six months ended June 30, 2008, the Company issued 1,666,667 and 3,000,000 shares of restricted common stock for gross proceeds of $250,000 and $300,000, respectively. See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

Royalty interest in mineral property

During the six months ending June 30, 2008, the Company purchased an option and royalty sales agreement for $400,000 which accounts for the entire increase in Royalty Interest in mineral property from December 31, 2007.  See “Note 6. Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

Mineral Properties

The increase in mineral properties of $145,425 during the first six months of 2008 was due to the purchase of an option and real property sales agreement with the Oberbillig estate for $125,000.  Also contributing to this increase was the purchase of a mining lease and option to purchase agreement with the Bradley Mining Company for $75,000.  The increase was offset by $54,575 due to the agreement entered into with Cougar Gold.  See “Note 5. Mineral Properties – Option and Real Property Sales Agreement with JJO, LLC”, “Note 5. Mineral Properties – Mining Lease and Option to Purchase Agreement with Bradley Mining company” and “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

Accounts Payable and Accrued Liabilities

The decrease in accounts payable and accrued liabilities of $158,020 during the first six months of 2008 was primarily due to our paying off $171,170 worth of invoices that related to the 2007 drilling season which we were unable to pay by the year ending 2007.

Prepaid Expenses

During the first six months of 2008, the balance in the “Prepaid Expenses” caption on the Company’s financial statements decreased by $69,981.  Of this decrease, $40,000 related to amortization of the “Prepaid Exploration Costs” associated with the note receivable from Diamond Drilling. The $40,000 consisted of $18,000 of amortization recorded in the normal course of business during the first six months of 2008.  The remaining $22,000 was written off in connection with Diamond Drilling “Settlement Agreement”. See “Note 4. Note Receivable”.

The remaining decrease of $28,981 in “Prepaid Expenses” was composed of the following:

1.

$10,187 decrease related to a refund of $6,000 and amortization of $4,187 in connection with prepaid transportation costs;

2.

$13,279 related to the amortization of prepaid annual claim rentals; and

3.

$5,515 related to the amortization of prepaid liability and director and officer insurance.

Common Stock Subscribed

The change in common stock subscribed during the first six months of 2008 was due to the receipt of installment payments of $106,500 owed on promissory notes by investors who participated in the November 2007 private placement.  See “Note 8. Common Stock Subscribed” to our consolidated financial statements for further details.

Additional Paid-In Capital

The increase in additional paid-in capital during the six months ending June 30, 2008, was primarily due to the following:

1.

stock based compensation of $93,786 related to the vesting of stock options;

2.

the issuance of 300,000 shares of restricted common stock upon the exercise of 300,000 warrants and received gross proceeds in the amount of $90,000;

3.

the issuance of 100,000 shares of restricted common stock for $10,000 worth of services performed;

4.

the issuance of 400,000 shares of common stock to two newly appointed directors valued at $40,000; and

5.

the issuance of 1,666,667 and 3,000,000 shares of restricted common stock for gross proceeds of $250,000 and $300,000, respectively. See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

Liquidity and Capital Resources

We have limited capital resources and thus have had to rely upon the sale of equity securities for the cash required for exploration and development purposes, for acquisitions and to fund our administration.  Since we do not expect to generate any revenues in the near future, we must continue to rely upon the sale of our equity securities to raise capital.  There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any period or, if available, that it can be obtained on terms satisfactory to us.

Based on our current financial position, we are currently in the process of conducting a private placement to generate up to $500,000.  The securities sold in this offering will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  If we are unable to raise enough money in this placement we may be forced to relinquish our Alaska properties that are not currently placed in a joint venture.  We are currently evaluating our future personnel requirements and we currently intend to rely upon the use of outside consultants to provide certain services to the Company.  These plans could change depending upon the timing and nature of any additional acquisitions of mineral exploration properties (none of which are under consideration at this time).

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2007, we completed a private placement of units for gross proceeds of $939,500, of which $132,500 remained in the form of promissory notes dated November 20, 2007, with due dates extending through September 1, 2008.  In the aggregate, we sold 4,697,500 units at a price of $0.20 per unit which included 662,500 units related to the promissory notes and which were issuable only upon payment of the promissory notes.  Each unit consisted of one share of common stock and one full common stock purchase warrant.  Each warrant is exercisable for a period of two (2) years from the closing to purchase one share of common stock at a price of $0.30 per share.

On April 11, 2008, we issued 175,000 shares of common stock and warrants  for 175,000 shares to Ken Hrycenko for partial payment of $35,000 by him on his outstanding promissory note issued as part of his subscription agreement dated November 20, 2008, to purchase a total of 275,000 units related to the November 2007 private placement mentioned above.  Upon receipt of the final payment, due by September 1, 2008, the remaining 100,000 shares and warrants will be issued.  On May 21, 2008, we issued 125,000 shares of common stock and warrants for 125,000 shares to William Shane McCrorey for partial payment of $25,000 by him on his outstanding promissory note issued as part of his subscription agreement dated November 20, 2008, to purchase a total of 200,000 units as part of the November 2007 private placement mentioned above.  Upon receipt of final payment due by September 1, 2008, the remaining 75,000 shares and warrants will be issued.  The shares and warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof,  as a transaction by an issuer not involving any public offering.  Messers Hrycenko and McCrorey were accredited investors at the time of the issuance.  They delivered appropriate investment representations with respect to the issuance of the shares and warrants and consented to the imposition of a restrictive legend upon the certificates representing their shares and warrants.  They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  They represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the unit purchase.  No underwriting discounts or commissions were paid in connection with these transactions.

On April 23, 2008, we sold 1,666,667 shares of common stock to Cougar Gold LLC for $250,000.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  At the time of the purchase Cougar Gold was an accredited investor as defined in Regulation D.  It delivered appropriate investment representations with respect to this stock sale and consented to the imposition of restrictive legends upon the stock certificate representing the shares.  Cougar Gold did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Representatives of Cougar Gold were also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

On April 28, 2008, three investors who participated in the November 2007 private placement mentioned above exercised an aggregate of 50,000 warrants at an exercise price of $0.30 per share for total cash received of $15,000.  Terrence Dunne exercised 23,333 warrants, Frank Duval exercised 16,667 warrants and Robert O’Brien exercised 10,000 warrants.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section  4(2) thereof,  as a transaction by an issuer not involving any public offering.  Messers Dunne, Duval and O’Brien were accredited investors at the time of the exercise.  They delivered appropriate investment representations with respect to the stock issuance and consented to the imposition of a restrictive legend upon the certificates representing their shares.  They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  They represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the warrant exercisees.  No underwriting discounts or commissions were paid in connection with these transactions.

On April 29, 2008, we issued 100,000 shares to Alaska Minerals, Inc. as part of a debt settlement agreement of an outstanding invoice for services valued at $10,000.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  At the time of the purchase Alaska Minerals, Inc. was an accredited investor as defined in Regulation D.  It delivered appropriate investment representations with respect to this stock sale and consented to the imposition of restrictive legends upon the stock certificate representing the shares.  Alaska Minerals, Inc. did not enter into the transaction with the us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Representatives of Alaska Minerals, Inc. were also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the stock sale.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

Date:  August 8, 2008

By:

/s/ Thomas H. Parker

Thomas H. Parker

President and CEO

(Principal Executive Officer)

Date:  August 8, 2008

By:

/s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)