Form 10-Q
period 2008-09-30
GOLD CREST MINES INC
filed 2008-11-13
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  At November 12, 2008, 83,772,995 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,876	$778,696
Miscellaneous receivable	24,872	-
Interest receivable, current	621	893
Prepaid expenses	28,129	94,085
Deposits, current	3,682	4,104
Total Current Assets	77,180	877,778
Note receivable, non-current	-	120,000
Interest receivable, non-current	-	3,920
Deposits, non-current	-	50,000
Equipment, net of accumulated depreciation
of $37,625 and $23,994, respectively	79,525	110,977
Royalty interest in mineral properties	272,000	-
Mineral properties	186,000	188,175
Investment in Golden Lynx LLC, at cost	54,575	-
TOTAL ASSETS	$669,280	$1,350,850

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$102,673	$341,930
Total Current Liabilities	102,673	341,930

Total Liabilities	102,673	341,930

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 83,882,995 and 77,416,328 shares issued
and outstanding, respectively	83,883	77,417
Common stock subscribed	(22,000)	(132,500)
Additional paid-in capital	9,352,154	8,511,183
Accumulated deficit during exploration stage	(8,847,430)	(7,447,180)
Total Stockholders' Equity	566,607	1,008,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$669,280	$1,350,850
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					January 11, 2005
	Three Months Ended		Nine Months Ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures	16,233	1,935,230	155,404	2,918,040	4,300,494
Settlement of drilling contract	-	-	161,814	-	161,814
Abandonment of mineral lease	83,600	-	83,600	-	83,600
Impairment of mineral properties
and royalty interest	192,000	-	192,000	-	192,000
Legal and accounting expenses	32,569	58,445	137,154	170,055	455,025
Directors' fees	-	-	40,000	214,000	844,000
General and administrative	122,416	239,921	628,343	592,666	2,867,400
TOTAL OPERATING EXPENSES	446,818	2,233,596	1,398,315	3,894,761	8,904,333

LOSS FROM OPERATIONS	(446,818)	(2,233,596)	(1,398,315)	(3,894,761)	(8,904,333)

OTHER INCOME (EXPENSE):
Interest income	378	17,897	5,852	59,932	79,463
Interest expense	-	-	(7,787)	-	(22,560)
TOTAL OTHER INCOME (EXPENSE)	378	17,897	(1,935)	59,932	56,903

LOSS BEFORE TAXES	(446,440)	(2,215,699)	(1,400,250)	(3,834,829)	(8,847,430)
INCOME TAXES	-	-	-	-	-
NET LOSS	$ (446,440)	$ (2,215,699)	$(1,400,250)	$ (3,834,829)	$ (8,847,430)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	(0.01)	$(0.03)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED	83,049,191	72,671,002	79,746,432	71,430,892

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months	From Inception
	Ended	Ended	January 11, 2005 to
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1.400,250)	$(3,834,829)	$(8,847,430)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	18,798	16,939	42,792
Common stock and options issued for services	10,000	-	1,368,976
Equity compensation for management and directors	147,437	228,000	1,187,234
Interest paid with common shares	-	-	12,500
Settlement of drilling contract (see Note 4)	161,814	-	161,814
Abandonment of mineral lease (see Note 5)	83,600	-	83,600
Impairment of mineral properties and royalty
interest (see Note 5 and Note 6)	192,000	-	192,000
Changes in operating assets and liabilities:
Change in interest receivable	(2,968)	-	(6,888)
Change in miscellaneous receivable	(24,872)	(4,165)	(24,872)
Change in prepaid expenses and deposits	44,378	(73,228)	26,188
Change in accounts payable and accrued liabilities	(239,257)	278,880	102,674
Net cash used by operating activities	(1,009,320)	(3,388,403)	(5,701,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	(200,000)	(200,000)
Interest receivable	-	(3,534)	-
Purchase of royalty interest in mineral property	(400,000)	-	(400,000)
Purchase of mineral properties	(150,000)	(55,000)	(388,175)
Purchase of equipment	-	(95,730)	(134,971)
Net cash used by investing activities	(550,000)	(354,263)	(1,115,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments of line of credit	-	-	(250,000)
Payments received on stock subscriptions	110,500	-	110,500
Proceeds from the issuance of stock on the exercise of warrants	90,000	-	90,000
Sale of common stock, net of issuance costs	600,000	2,181,665	6,636,478
Net cash provided by financing activities	800,500	2,181,665	6,836,978

Net change in cash and cash equivalents	(758,820)	(1,561,001)	19,876
Cash and cash equivalents, beginning of period	778,696	2,183,027	-
Cash and cash equivalents, end of period	$19,876	$662,026	$(19,876)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$54,575	$-	$54,575
Note receivable forgiven in connection
with settlement agreement (see Note 4)	$120,000	$-	$120,000
Equipment relinquished in connection
with settlement agreement (see Note 4)	$12,654	$-	$12,654
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

On August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006.  On June 20, 2008, 100% of the issued and outstanding shares of Kisa were transferred from Niagara to the Company.

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

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the nine months ended September 30, 2008.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At September 30, 2008 the common stock equivalents consisted of 6,150,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,397,500 common stock warrants exercisable at $0.30 per share.  At September 30, 2007 the common stock equivalents consisted of 5,920,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $8,847,430 through September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  See “Note 5. Mineral Properties - Golden Lynx, LLC’, “Note 7.  Common Stock and Common Stock Warrants” and “Note 8. Common Stock Subscribed”.

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

3.

The sale to Diamond Drilling for $1 of a water line with a carrying value of $12,654 and miscellaneous tools with zero carrying value; and

4.

The write off by the Company of the $22,000 remaining balance in the Prepaid Exploration Costs.

NOTE 5.  Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska and Idaho.  The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 22,240 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC.  See “Golden Lynx, LLC”.  These claims are held under and are subject to the State’s mining laws and regulations.  In Idaho, the Company controls over 3,930 acres of unpatented mill site and load claims under Federal jurisdiction that are held under and are subject to the Federal mining laws and regulations.

On September 1, 2008, the Company relinquished 43,520 acres of Alaskan property by not making the required annual rental and annual work assessment payments.  Additionally, on July 22, 2008, the Company relinquished 26,400 acres by notifying Greatland Exploration, LTD that it had exercised its right to cancel the lease agreement with option to purchase entered into on January 30, 2007.  Accordingly, the Company is no longer required to pay $45,000 to Greatland Exploration, LTD by September 1, 2008, to hold the claims for another year.  Also, the Company will no longer need to perform $400,000 in work commitments on the property by December 31, 2008.  The Kelly Creek mineral lease carrying value of $83,600 was classified under mineral properties on the balance sheet at June 30, 2008, and was recognized as a loss on abandonment of mineral lease in the third quarter of 2008.

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

Cougar has an initial 55% interest and Kisa has an initial 45% interest in Golden Lynx. Per the agreement the management committee shall consist of one member appointed by Kisa and two members appointed by Cougar.  The member with a percentage interest over 50% shall determine the decisions of the management committee.  The members appointed Cougar as the manager with overall management responsibility for operations.  Cougar is entitled to retain its 55% interest by making the following contributions to Golden Lynx, used to fund exploration expenditures, on the following timetable:

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

The original closing date was to be on or before August 15, 2008, but as of November 12, 2008 the Company has yet to exercise the option due to the unsuccessful attempt to obtain a joint venture partner on the property.  The Company is currently in negotiations with the Estate of J.J. Oberbillig to extend the option purchase date and have been informed that they are willing to do so.  Gold Crest is proposing more favorable terms then the terms in the original agreement.  The Company expects that a six-month extension should be finalized by the end of November 2008.  See “Note 10. Subsequent Events – Extension on both Option and Royalty and Option and Real Property Sales Agreements”.

Under the original agreement, if the Company decides to continue with the option on the land, the Company will be required to make the following payments.  A payment of $100,000 will be required upon the closing date, then the remaining balance of the Purchase Price will be $210,620 and shall be in the form of promissory notes which will accrue interest at the rate of six percent (6%) per annum commencing on the closing date.   Commencing one (1) year from the closing date, five (5) annual payments of principal plus accrued interest in the amount of $50,000 will be due on the same day and month as the closing date.

For the quarter ended September 30, 2008, the Company determined that the $125,000 carrying value of the property was impaired and recorded a writedown of $40,000. This is a 32% impairment based on the new proposed terms of the Option and Real Property Sales Agreement received by the estate of J.J. Oberbillig on November 4, 2008.  Management of the Company believes that the proposed terms reflect a reasonable basis to estimate the decline in the value of the underlying property.  See “Note 10. Subsequent Events – Extension on both Option and Royalty and Option and Real Property Sales Agreements”.

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

For the quarter ended September 30, 2008, the Company determined that the $75,000 carrying value of the property was impaired and recorded a writedown of $24,000. This is a 32% impairment based on the new proposed terms of the Option and Real Property Sales Agreement received by the estate of J.J. Oberbillig on Novermber 4, 2008.  Management of the Company believes that the proposed terms reflect a reasonable basis to estimate the decline in the value of the Bradley property due to its proximity to the Oberbillig property.  See “Note 10. Subsequent Events – Extension on both Option and Royalty and Option and Real Property Sales Agreements”.

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

Letter of Intent with Cougar

On June 10, 2008, the Company, through its wholly owned subsidiary Niagara, signed a non-binding letter-of-intent with Cougar to enter into a joint venture agreement covering all of the Company’s properties in Idaho (the “Proposed JV Agreement”).  The Proposed JV Agreement covered the Company’s unpatented mining and millsite claims, as well as its patented claims held under mining leases and option agreements.  Altogether the subject properties totaled approximately 4,360 acres known as our Golden Meadows Project located in the Stibnite-Yellow Pine Mining District, Valley County, Idaho.

On September 9, 2008, Gold Crest was notified by Cougar that they had decided not to proceed with the Proposed JV Agreement.

The following is a summary of our mineral properties at September 30, 2008 and December 31, 2007.

	At September 30, 2008	At December 31, 2007
Alaska Properties
Southwest Kuskokwim Project	$ 16,875	$ 71,450
Kelly Creek – Mineral Lease	-	83,600
Idaho Properties
Golden Meadows Project	169,125	33,125
Total	$ 186,000	$ 188,175

The Company or its joint venture partner is required to perform certain work commitments and pay annual assessments to the States of Alaska and Idaho to hold these claims in good standing.  See “Note 9. Commitments and Contingencies”

NOTE 6.  Royalty Interest in Mineral Property

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

The original closing date was to be on or before August 15, 2008, but as of November 12, 2008 the Company has yet to exercise the option due to the unsuccessful attempt to obtain a joint venture partner on the property.  The Company is currently in negotiations with the heirs of the Estate of J.J. Oberbillig to extend the option purchase date and have been informed that they are willing to do so.  Gold Crest is proposing more favorable terms then the terms in the original agreement.  The Company expects that a six-month extension should be finalized by the end of November 2008.  See “Note 10. Subsequent Events – Extension on both Option and Royalty and Option and Real Property Sales Agreements”.

Under the original agreement, if the Company decides to exercise this option on or before the closing date (the “Closing Date”), then there will be another payment due upon closing in the amount of $400,000.  The remaining balance of the Purchase Price, $842,480, shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the closing date.  Commencing one (1) year from the closing date, five (5) annual payments of principal plus accrued interest in the amount of $200,000 will be due on the same day and month as the closing date.

For the quarter ended September 30, 2008, the Company determined that the $400,000 carrying value of the royalty interest was impaired and recorded a writedown of $128,000.This is a 32% impairment based on the new proposed terms of the Option and Real Property Sales Agreement received by the estate of J.J. Oberbillig on Novermber 4, 2008.  Management of the Company believes that the proposed terms reflect a reasonable basis to estimate the decline in the value of the underlying property.  See “Note 10. Subsequent Events – Extension on both Option and Royalty and Option and Real Property Sales Agreements”.

NOTE 7.  Common Stock and Common Stock Warrants

During the first nine months of 2008, the Company had the following issuances of common stock:

1.

The Company issued 552,500 shares of restricted common stock upon the payment of promissory notes in the amount of $110,500 issued as part of the November 2007 private placement.  See “Note 8.  Common Stock Subscribed”;

2.

The Company issued 300,000 shares of restricted common stock upon the exercise of 300,000 warrants and received gross proceeds in the amount of $90,000;

3.

The Company issued 100,000 shares of restricted common stock for $10,000 worth of services performed;

4.

The Company issued 400,000 shares of common stock to two newly appointed directors valued at $40,000;

5.

The Company issued 1,666,667, 3,000,000 and 1,000,000 shares of restricted common stock for gross proceeds of $250,000, $300,000 and $50,000, respectively.

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

During the 2008 third quarter, the Company received payments of $4,000 which constituted partial payment on certain promissory notes and issued a total of 102,500 units.

At September 30, 2008, the balance under the caption “Common Stock Subscribed” was $22,000 for which 110,000 units remain unissued because the Company has not received full payment on certain related promissory notes.  See “Note 7. Common Stock and Common Stock Warrants”.

NOTE 9.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 37,560 acres of land of which 15,320 acres have been transferred into Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC, and the remaining 22,240 acres are currently included in the Newmont Venture Agreements.  The holdings are in good standing until September 1, 2009.  The following annual assessment work and annual rental payments will be paid by the corresponding joint venture partners per their agreements unless the joint venture partners terminate their relationship with the Company and give Gold Crest notice before the beginning of the calendar year the payments are due in the case of Newmont and at least six months notice in the case of Cougar Gold before the payments or assessment work is due.

By September 1, 2009 the Company or the Company’s joint venture partners will need to have completed $46,800 of assessment work on the claims to the State of Alaska.  The Company or the Company’s joint venture partners will also be required to pay annual rent amounting to $23,475 to the State of Alaska.     See “Note 5. Mineral Properties - Newmont Venture Agreements” and  “Note 5. Mineral Properties - Golden Lynx, LLC”.

Idaho Mineral Property Rent and Assessment Work Commitments

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres on federally-owned public lands administered by the Payette and Boise National Forests. Mill site claims do not require annual assessment work, but do require annual maintenance payments to DOI Bureau of Land Management which will total $5,750 due by September 1, 2009.  The 185 unpatented federal lode claims will require a total of $18,500 worth of assessment work to be performed by September 1, 2008 or in lieu of the work, a one-time payment of $23,125 would satisfy the annual maintenance fee in order to hold the Idaho properties for an additional year. See “Note 5. Mineral Properties - Letter of Intent with Cougar”.

Option and Real Property Sales Agreement with JJO, LLC

See “Note 5.  Mineral Properties - Option and Real Property Sales Agreement with JJO, LLC”.

Royalty Interest in Mineral Property

See “Note 6. Royalty Interest in Mineral Property”.

Mining Lease and Option to Purchase Agreement with Bradley Mining Company

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

NOTE 10.  Subsequent Events

Extension on both Option and Royalty and Option and Real Property Sales Agreements

On November 4, 2008 the Company received a letter of understanding from the attorneys for both JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig and the heirs of the Estate of J.J. Oberbillig.  The letter stated that they are willing to accept Gold Crest’s new proposed terms provided they can get the royalty right holders approval.

Under the new terms for the option and royalty sales agreement, if the Company decides to exercise this option on or before the newly proposed closing date of May 1, 2009 (the “Closing Date”), there will be a payment due upon closing in the amount of $160,000.  The remaining balance of the Purchase Price, $558,238 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the closing date.   Commencing one (1) year from the closing date, seven (7) annual payments of principal plus accrued interest in the amount of $100,000 will be due on the same day and month as the closing date.

Under the new terms for the option and real property sales agreement, if the Company decides to exercise this option on or before the newly proposed closing date of May 1, 2009 (the “Closing Date”), there will be a payment due upon closing in the amount of $40,000.  The remaining balance of the Purchase Price, $139,560 shall be in the form of a promissory note which will accrue interest at the rate of six percent (6%) per annum commencing on the closing date.   Commencing one (1) year from the closing date, seven (7) annual payments of principal plus accrued interest in the amount of $25,000 will be due on the same day and month as the closing date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes forward-looking statements. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $8,847,430 through September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

We currently control approximately 22,240 acres of land under State of Alaska jurisdiction after having transferred 15,320 acres into Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

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

4.

On April 18, 2008, we, through our wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC under which the two companies formed the Golden Lynx, LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

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

Comparison of the Three and Nine Months Ended September 30, 2008 and September 30, 2007:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three- and nine-months ended September 30, 2008 compared with the three- and nine-months ended September 30, 2007. These tables are provided to assist in assessing differences in our overall performance:

	Three Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change
	(Unaudited)
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	16,233	1,935,230	(1,918,997)	-99.2%
Settlement of drilling contract	-	-	-	-
Abandonment of mineral lease	83,600	-	83,600	100.0%
Impairment of mineral properties
And royalty interest	192,000	-	192,000	100.0%
Legal and accounting expenses	32,569	58,445	(25,876)	-44.3%
Directors' fees	-	-	-	-
General and administrative	122,416	239,921	(117,505)	-49.0%
TOTAL OPERATING EXPENSES	446,818	2,233,596	(1,786,778)	-80.0%
LOSS FROM OPERATIONS	(446,818)	(2,233,596)	1,786,778	-80.0%
Interest income	378	17,897	(17,519)	-97.9%
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	378	17,897	(17,519)	-97.9%
LOSS BEFORE TAXES	$(446,440)	$(2,215,699)	$1,769,259	$-79.9%

	Nine Months Ended
	September 30,	September 30,
	2008	2007	$ Change	% Change
	(Unaudited)
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	155,404	2,918,040	(2,762,636)	-94.7%
Settlement of drilling contract	161,814	-	161,814	100.0%
Abandonment of mineral lease	83,600	-	83,600	100.0%
Impairment of mineral properties
And royalty interest	192,000	-	192,000	100.0%
Legal and accounting expenses	137,154	170,055	(32,901)	-19.3%
Directors' fees	40,000	214,000	(174,000)	-81.3%
General and administrative	628,343	592,666	35,677	6.0%
TOTAL OPERATING EXPENSES	1,398,315	3,894,761	(2,496,446)	-64.1%
LOSS FROM OPERATIONS	(1,398,315)	(3,894,761)	2,496,446	-64.1%
Interest income	5,852	59,932	(54,080)	-90.2%
Interest expense	(7,787)	-	(7,787)	100.0%
TOTAL OTHER INCOME (EXPENSE)	(1,935)	59,932	(61,867)	-103.2%
LOSS BEFORE TAXES	$(1,400,250)	$(3,834,829)	$2,434,579	$-63.5%

Overview of Operating Results

Operating Expenses

The decrease in operating expenses during both the 2008 third quarter and first nine months compared with the same periods in the prior year was primarily the result of our entrance into two separate joint venture agreements.  Our partners in these joint venture agreements are conducting exploration activities on our behalf as part of the agreements’ “earn-in” provisions.  These decreases in exploration expenses were partially offset by $161,814 due to the settlement of a drilling contract which occurred in the second quarter of 2008.  See “Note 4. Note Receivable” to our consolidated financial statements for further details.  The decreases were further offset by $83,600 and $192,000 which corresponded to the abandonment of a mineral lease and the impairment of mineral properties and royalty interest in the third quarter of 2008.  See “Note 4. Note Receivable” to our consolidated financial statements for further details.  See “Note 5. Mineral Properties – Option and Real Property Sales Agreement with JJO, LLC”, “Note 5. Mineral Properties – Mining Lease and Option to Purchase Agreement with Bradley Mining company”and “Note 6. Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

Also contributing to the decrease in operating expenses during both the 2008 third quarter and first nine months, although to a significantly lesser extent, was a decrease in directors’ fees.  During the 2008 second quarter we issued 400,000 shares of common stock to two new directors at a price of $0.10 per share.  During the 2007 second quarter we issued 200,000 shares of common stock to one new director at a price of $0.53 per share.  During the 2007 first quarter we issued an additional 200,000 to a new director at a price of $0.54 per share.

Partially offsetting these positive impacts during the first nine months of 2008 compared with the same period last year was an increase in officer compensation related to amortization of options granted during 2008 and incremental compensation expense related to the hiring of three additional employees since the end of the 2007 first quarter.  However, this trend began to reverse itself beginning in the third quarter of 2008 due to a decrease in both employees and time worked.

Overview of Financial Position

At September 30, 2008, Gold Crest had cash of $19,876 and total liabilities of $102,673.  During the first nine months of 2008, we received proceeds of $110,500 from the pay off of promissory notes associated with the November 2007 private placement and net proceeds of $90,000 from the exercise of 300,000 warrants by three investors. The proceeds from the payoff of the promissory notes were primarily utilized to fund daily operations.  The proceeds from the exercise of the warrants were used to complete the mining lease and option to purchase agreement with the Bradley Mining Company for $75,000 and the remainder was utilized to fund daily operations.

Also during the first nine months ended September 30, 2008, the Company issued 1,666,667, 3,000,000 and 1,000,000 shares of restricted common stock for gross proceeds of $250,000, $300,000 and $50,000, respectively. See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

Royalty interest in mineral property

During the nine months ending September 30, 2008, the Company purchased an option and royalty sales agreement for $400,000. In the third quarter the Company decided to impair the $400,000 carrying value of the property by $128,000, recorded as impairment of mineral properties and royalty interest on the statement of operations.  This accounts for the entire increase in Royalty Interest in mineral property from December 31, 2007.  See “Note 6. Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

Mineral Properties

The decrease in mineral properties of $2,175 during the first nine months of 2008 was due to the purchase of an option and real property sales agreement with the Oberbillig estate for $125,000and the purchase of a mining lease and option to purchase agreement with the Bradley Mining Company for $75,000.  The increase was offset by $83,600 in the third quarter of 2008 when we relinquished 26,400 acres of our Alaskan properties by notifying Greatland Exploration, LTD that we had exercised our right to cancel the lease agreement with option to purchase entered into on January 30, 2007.  The increase was further offset by $54,575 due to the agreement entered into with Cougar Gold.  Also in the third quarter two other contributing factors in the decrease were the impairment of both the option and real property sales agreement with the Oberbillig estate of $40,000 and the mining lease and option to purchase agreement with the Bradley Mining Company of $24,000.  See “Note 5. Mineral Properties – Option and Real Property Sales Agreement with JJO, LLC”, “Note 5. Mineral Properties – Mining Lease and Option to Purchase Agreement with Bradley Mining company” and “Note 6. Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

Accounts Payable and Accrued Liabilities

The decrease in accounts payable and accrued liabilities of $239,257 during the first nine months of 2008 was primarily due to our paying off $242,080 worth of invoices that related to the 2007 drilling season which we were unable to pay by the year ending 2007.

Miscellaneous Receivable

During the first nine months of 2008, the balance in the “Miscellaneous Receivable” caption on the Company’s financial statements increased by $24,872.  This increase is entirely due to us providing consulting services and purchasing exploration supplies on behalf of Cougar Gold as part of the Golden Lynx LLC we entered into on April 18, 2008.  As of the date of this report the entire amount of $24,872 has been reimbursed by Cougar Gold.  See “Note 5. Mineral Properties – Golden Lynx, LLC” to our consolidated financial statements for further details.

Prepaid Expenses

During the first nine months of 2008, the balance in the “Prepaid Expenses” caption on the Company’s financial statements decreased by $65,956.  Of this decrease, $40,000 related to amortization of the “Prepaid Exploration Costs” associated with the note receivable from Diamond Drilling. The $40,000 consisted of $18,000 of amortization recorded in the normal course of business during the first nine months of 2008.  The remaining $22,000 was written off in connection with Diamond Drilling “Settlement Agreement”. See “Note 4. Note Receivable”.

The remaining decrease of $25,956 in “Prepaid Expenses” was composed of the following:

1.

$15,000 decrease related to a refund of $10,813 and amortization of $4,187 in connection with prepaid transportation costs;

2.

$13,741 related to the amortization of prepaid liability and director and officer insurance; and

3.

The decrease was offset partially by $2,785 related to the addition to prepaid annual claim rentals

Common Stock Subscribed

The change in common stock subscribed during the first nine months of 2008 was due to the receipt of installment payments of $110,500 owed on promissory notes by investors who participated in the November 2007 private placement.  See “Note 8. Common Stock Subscribed” to our consolidated financial statements for further details.

Additional Paid-In Capital

The increase in additional paid-in capital during the nine months ending September 30, 2008, was primarily due to the following:

1.

stock based compensation of $107,437 related to the vesting of stock options;

2.

the issuance of 300,000 shares of restricted common stock upon the exercise of 300,000 warrants and received gross proceeds in the amount of $90,000;

3.

the issuance of 100,000 shares of restricted common stock for $10,000 worth of services performed;

4.

the issuance of 400,000 shares of common stock to two newly appointed directors valued at $40,000; and

5.

the issuance of 1,666,667, 3,000,000 and 1,000,000 shares of restricted common stock for gross proceeds of $250,000, $300,000 and $50,000, respectively. See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

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

We were in the process of private placement for $500,000 related to the letter of intent with Cougar Gold but on September 9, 2008, we were notified by Cougar that they had decided not to proceed with the Proposed JV Agreement.  See “Note 5.  Mineral Properties – Letter of Intent with Cougar” to our consolidated financial statements for further details.

Future Outlook

Based on the current market environment and our low share price it is not likely we will be able to raise money through a private placement of our common stock.  We are seeking a joint venture opportunity concerning our Idaho properties known as the Golden Meadows Project.  A stipulation of any joint venture we enter would be an upfront cash infusion to cover our operating costs.  Also, per our venture agreements with Newmont, if they choose to go forward with the three properties, they will be required to pay us $25,000 per property no later than January 15, 2009.  During the third quarter we relinquished our Alaska properties that we were unable to place in joint ventures.

It is also our intent to continue to reduce costs by reducing our employee base.  We are currently operating with only two employees with reduced time and pay and we currently intend to rely on the use of outside consultants to provide certain services to the Company.  We plan to move to a new office building in February 2009 where the rent and overhead costs will be greatly reduced.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 25, 2008 and August 1, 2008, we issued 50,000 and 10,000 shares of common stock and warrants for 50,000 and 10,000 shares respectively to Ken Hrycenko for partial payment of $10,000 and $2,000 respectively by him on his outstanding promissory note issued as part of his subscription agreement dated November 20, 2007, to purchase a total of 275,000 units related to the November 2007 private placement mentioned above.  Upon receipt of the final payment the remaining 40,000 shares and warrants will be issued.

On July 25, 2008 and August 5, 2008, we issued 20,000 and 10,000 shares of common stock and warrants for 20,000 and 10,000 shares respectively to William Shane McCrorey for partial payment of $4,000 and $2,000 respectively by him on his outstanding promissory note issued as part of his subscription agreement dated November 20, 2007, to purchase a total of 200,000 units as part of the November 2007 private placement mentioned above.  Upon receipt of final payment the remaining 45,000 shares and warrants will be issued.

On July 25, 2008, we issued 12,500 shares of common stock and warrants for 12,500 shares to Gregory B. Lipsker for partial payment of $2,500 by him on his outstanding promissory note issued as part of his subscription agreement dated November 20, 2007, to purchase a total of 37,500 units as part of the November 2007 private placement mentioned above.  Upon receipt of final payment the remaining 25,000 shares and warrants will be issued.

The shares and warrants above were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.  Messers Hrycenko, McCrorey and Lipsker were accredited investors at the time of the issuance.  They delivered appropriate investment representations with respect to the issuance of the shares and warrants and consented to the imposition of a restrictive legend upon the certificates representing their shares and warrants.  They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  They represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the unit purchase.  No underwriting discounts or commissions were paid in connection with these transactions.

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

Date:  November 13, 2008

By:  /s/ Thomas H. Parker

Thomas H. Parker

President and CEO

(Principal Executive Officer)

Date:  November 13, 2008

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)