Form 10-K
period 2008-12-31
GOLD CREST MINES INC
filed 2009-03-25
CIK 1375618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number 000-52392

GOLD CREST MINES, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

724 E. Metler Lane, Spokane, WA 99218
(Address of principal executive offices)

Registrant's telephone number, including area code: (509) 893-0171

SECURITIES RESGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $1,531,137.

At March 4, 2009, 84,776,995 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.
ANNUAL REORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

PART I
ITEM 1.                BUSINESS

This annual report on Form 10-K, includes forward-looking statements. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Alaska Properties

In August 2006, the Company acquired exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 22,500 acres of State of Alaska-owned lands in 6 claim groups known as the Kisa, Gold Lake, Ako, Little Swift, Gold Creek and Gossan Valley claim groups within the Kuskokwim Mineral Belt.  Based on field work completed in late 2006 and summer of 2007, airborne geophysical surveys completed in the fall of 2006 and spring of 2007 and results of data compilations conducted over the winter months, the Company identified additional ground for acquisition. Approximately 8,000 acres in the Kisa area known as the Luna claim group and approximately 51,000 acres, known as the Buckstock claim groups located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s other claim groups were acquired based on the results.  On September 1, 2008, the Company elected to abandon approximately 43,500 of the Buckstock acres leaving only the Chilly claim group for lack of interest in joint ventures and due to the financial situation of the Company.

Golden Lynx, LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC, (“Cougar”), a greater than 5% shareholder, under which the two companies formed Golden Lynx, LLC, (“Golden Lynx”).  Pursuant to this agreement, the Company transferred 15,320 acres under State of Alaska jurisdiction into Golden Lynx.  The Company accounts for this investment under the cost method of accounting.

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

Cougar has notified Gold Crest that as of December 31, 2008 their intent was to continue forward with the agreement and as of the date of this document, they have not informed us of anything that would lead us to believe that they had changed their decision.

Newmont Joint Venture

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

After a season of exploration by Newmont, on December 12, 2008, the Company received from Newmont a letter that notified the Company of its intent to terminate the three venture agreements effective immediately.  The claims are in good standing with the state of Alaska through September 1, 2009.

Kelly Creek

On January 30, 2007, the Company acquired rights to 8,640 acres under a lease/option to purchase agreement with Greatland Exploration on the Seward Peninsula in northwest Alaska called the Kelly Creek project and acquired approximately 26,400 additional acres of lands adjacent to the Kelly Creek project.  On July 22, 2008 the Company elected to terminate the lease/option to purchase agreement with Greatland Exploration and along with it, pursuant to the terms of the agreement, turned over the rights to the additional 26,400 acres to Greatland Exploration.

Idaho Properties

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.  The Stibnite gold district is located east of McCall in Valley County, Idaho, approximately 45 miles northeast of Cascade, Idaho.  On March 13, we signed a purchase agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval for the sale of our Idaho unpatented claims.  Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.  We received $25,000 on March 17, 2009 and the remaining $25,000 is due no later than October 1, 2009.  As part of the agreement, the purchaser shall timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser shall notify the Company in writing, no later than August 1, 2009, of their intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.  See “Note 14. Subsequent Events - Purchase Agreement on Idaho Unpatented Claims” to our consolidated financial statements for further details.

Royalty Interest in Mineral Property

On January 24, 2008, the Company entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig (the “Oberbillig Agreement”).  Pursuant to the terms of the original Agreement, the Company has been granted an exclusive option through August 15, 2008 to purchase a 5% (five percent) net smelter royalty interest (“NSR”) in real property located in Valley County, Idaho.  This royalty applies to any metal produced from lands sold by the estate of J.J. Oberbillig to Bradley Mining Co. in 1941.  The Yellow Pine gold property, now controlled by Vista Gold Corporation and the subject of a December 2006 Canadian National Instrument 43-101 report, is subject to the 5% NSR.  The NSR has a total Purchase Price of $1,642,480.  As consideration for entering into the Option Agreement, the Company paid $400,000 which was presented as “Royalty interest in mineral properties” on the balance sheet.

The original closing date was to be on or before August 15, 2008, but at the closing the Company did not exercise the option due to the unsuccessful attempt to obtain a joint venture partner on the property.  The Company then began negotiations with the Estate of J.J. Oberbillig to extend the option purchase date and on November 4, 2008 the Company received a letter of understanding from the attorneys for both JJO and the heirs of the Estate of J.J. Oberbillig stating that they were willing to accept Gold Crest’s new proposed terms provided they could get the royalty right holders approval.  The new terms called for a 32% reduction in the pricing terms.

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

During the year ended December 31, 2008, the Company determined that the $400,000 carrying value of the royalty had been impaired based on the fact that the Company had been unsuccessful in finding any potential joint venture partners and there was a very high probability that the Company would not exercise the option to purchase, and therefore impaired the carrying value to zero.  See “Note “Note 6. Royalty Interest in Mineral Property” and “Note 14. Subsequent Events – assignment of Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

Option and Real Property Sales Agreement with JJO, LLC.

On January 24, 2008, the Company entered into an Option and Real Property Sales Agreement with JJO, LLC, (“JJO”) an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  This option gives the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  These lands have been the subject of several exploration programs over the years, but contain no resources calculated to modern standards.  The Company has also acquired access to all the historical data for the district owned by the Oberbilligs.  The property has a total purchase price of $435,620.  As consideration for entering into the Option Agreement, the Company paid $125,000 which was originally presented in the caption “Mineral Properties” on the balance sheet.

The original closing date was to be on or before August 15, 2008, but at the closing the Company did not exercise the option due to the unsuccessful attempt to obtain a joint venture partner on the property.  The Company then began negotiations with the Estate of J.J. Oberbillig to extend the option purchase date and on November 4, 2008 the Company received a letter of understanding from the attorneys for both JJO and the heirs of the Estate of J.J. Oberbillig stating that they were willing to accept Gold Crest’s new proposed terms provided they could get the royalty right holders approval. The new terms called for a 32% reduction in the pricing terms.

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

During the year ended December 31, 2008, the Company determined that the $125,000 carrying value of the property had been impaired based on the fact that the Company had been unsuccessful in finding any potential joint venture partners and there was a very high probability that the Company would not exercise the option to purchase, and therefore impaired the carrying value to zero.  See “Note 5. Mineral Properties - Option and Real Property Sales Agreement with JJO, LLC” and “Note 14. Subsequent Events – Assignment of Option and Real Property Sales Agreement with JJO, LLC.” to our consolidated financial statements for further details.

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

For the quarter ended September 30, 2008, the Company determined that the $75,000 carrying value of the property was impaired and recorded a write-down of $24,000 which was recognized as an impairment of mineral properties and royalty interest in the third quarter of 2008. This was a 32% impairment based on the newly proposed terms of the Option and Real Property Sales Agreement received by the estate of J.J. Oberbillig on November 4, 2008.  Management of the Company believed that the proposed terms reflected a reasonable basis to estimate the decline in the value of the Bradley property due to its proximity to the Oberbillig property.

For the year ended December 31, 2008, the Company determined that the $75,000 carrying value of the property had been impaired based on the fact that the Company had been unsuccessful in finding any potential joint venture partners and there was a very high probability that the Company would not exercise the option to purchase, and therefore impaired the carrying value to zero.  On March 4, the Company notified the Bradley Mining Company that it intended not to exercise the option on the option agreement. See “Note 5. Mineral Properties - Mining Lease and Option to Purchase Agreement with Bradley Mining Company” and “Note 14. Subsequent Events – Assignment of Mining Lease and Option to Purchase Agreement with Bradley Mining Company” to our consolidated financial statements for further details.

In October 2007, our common stock began trading on the NASDAQ Electronic Bulletin Board (OTCBB) under the symbol “GCMN”.  Prior to October 2007 our common stock was traded on the over the counter market in the pink sheets under the symbol “GCMN.”

There has been no bankruptcy, receivership or similar proceedings.

Business of the Company
We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of our exploration programs is directed at precious metals, primarily gold. We currently control approximately ,37,560 acres of land under State of Alaska jurisdiction. In Alaska, the lands are held under and are subject to the State’s mining laws and regulations.  Of the 37,560 acres in Alaska, approximately 15,320 are placed with Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details. We continue to identify, investigate and acquire potential properties for future exploration and development when warranted.

In Idaho we currently control 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.   The Idaho properties are held under and are subject to the Federal mining laws and regulations.  In Idaho, we initiated collection and compilation of historic exploration data and due diligence activities related to our land holdings in the Stibnite-Yellow Pine Mining District.  See “Note 14. Subsequent Events - Purchase Agreement on Idaho Unpatented Claims” to our consolidated financial statements for further details.

Amount Spent on Exploration for the Last Two Years
During the years ending December 31, 2008 and 2007, we have spent $159,201 and $3,373,798, respectively, on exploration activities.

Employees
On January 31, 2009 the Company decided not to renew its office lease that consisted of 3,354 square feet and move the Company’s operations into the home of the CFO who at the time is the only paid employee working part time.  We intend to utilize the services of consultants and contractors to provide additional services to the Company as needed.

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

Reports to Security Holders

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and therefore file periodic reports and other information with the Securities and Exchange Commission (SEC). These reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet web site at www.sec.gov that contains reports, proxy information statements and other information regarding issuers that file electronically.

Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) are also available free of charge on our web site at www.goldcrestminesinc.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The reference to our web site address does not constitute incorporation by reference of the information contained on the web site, and the information contained on the web site is not part of this document.

ITEM 1A.             RISK FACTORS

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

ALASKA PROPERTIES

SOUTHWEST KUSKOKWIM PROJECT

Summary
In the Kisaralik Lake area of southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. (KGMI) controls or has interests in seven claim blocks consisting of 199 State of Alaska mining claims covering approximately 30,520 acres.  Of the 30,520 acres, approximately 15,320 are placed with Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC, a greater than 5% shareholder, who is the operator of the Golden Lynx, LLC and an affiliate of Electrum USA Ltd.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details. The Company calls the seven claim blocks the Southwest Kuskokwim Project and the individual names of each claim block are Kisa, Gold Lake, Luna, AKO, Gold Creek, Gossan Valley and Little Swift.  Previous workers located and prospected several significant precious metal showings in this remote, highly prospective portion of the Kuskokwim Mineral Belt nearly 20 years ago.  The showings show many similarities in mineralization style, alteration and general geologic characteristics to Nova Gold Resources and Barrick’s Donlin Creek project and other major Kuskokwim Mineral Belt gold deposits.

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

Geologic Setting and Deposit Types
The properties are situated in the Kuskokwim Mineral Belt in the southern portion of the Aniak-Tuluksak and southeastern portion of the Bethel Mining Districts.  Historically the Kuskokwim Mineral Belt has been a major placer and lode gold producer as well as the major source of mercury in Alaska since the turn of the twentieth century.  Recent regional- to deposit-scale investigations by industry, academic institutions and government workers have helped better define the mineral deposit types and geologic controls in the Mineral Belt.  This work has been spurred on by the discovery of major gold deposits throughout the northern and central portion of the belt, including the largest known deposit in the belt, the Donlin Creek deposit located approximately 120 miles to the northeast.

Rock sequences exposed in the Kuskokwim region consist of fault-bounded blocks consisting of Jurassic- to Tertiary-age assemblages of sedimentary, volcanic and intrusive rocks. These rocks were subsequently deformed, weakly metamorphosed and intruded by middle Cretaceous to Tertiary plutons, and associated dikes and sills, often in swarms along structural corridors. Glacial and modern flood plain deposits typically fill the broad glacially-carved valleys.

Previous Work by the Company
The Company’s past exploration efforts on the project include:

•	Completion of 2,100 square miles of high resolution airborne geophysical surveys over the project area and south of the Donlin Creek gold deposit in 2006 and 2007;
•
Completion of 17-line miles of induced polarization/resistivity surveys, 120-line miles of ground magnetics, collection of over 300 stream sediments and 250 rock samples and three soil grids on anomalies in the seven claim block area in 2006 and 2007;

•	Completion of over 3,100 feet of drilling at the Kisa Breccia target in the Kisa claim group with encouraging results in 2007;
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

•	Discovery and staking of a major new mineral occurrence at the Luna Prospect 6 miles west of the Company’s Kisa claim group;
•
Entry into a Joint Venture with Cougar Gold LLC, operator of the Golden Lynx LLC on the Kisa, Gold Lake, Little Swift, Gossan Valley and Gold Creek prospects and into a Joint Venture with Newmont Mining Corporation on the AKO and Luna prospects.  See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Newmont Venture Agreements” to our consolidated financial statements for further details.

Current Program
Significant accomplishments of the 2008 exploration program include:

•	Completion of over 3,200 feet of drilling on the Gossan Ridge prospect, Gold Lake claim group with encouraging results;
•	Completion of a soil grid on the Gold Lake and Kisa prospects extending areas of anomalous gold mineralization;
•	Staking of additional mining claims over the Kisa, Gold Lake, Gold Creek, Gossan Valley and Little Swift prospect areas;
•	Completion of systematic rock and soil sampling on the Luna and AKO claim groups by Newmont Mining Corporation while they were the Company’s Joint Venture partner.

Southwest Kuskokwim Project Descriptions

Kisa Prospect
The Kisa claim group is made up of 32 state mining claims covering approximately 4,520 acres. The property is held under a joint venture agreement with Cougar Gold LLC, operator of the Golden Lynx LLC, a private Denver-based exploration and development company. The property is held and managed by the joint venture company, Golden Lynx LLC. See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

The mining claims encompass a narrow, linear, northeast trending ridge held up with hornfelsed Jurassic- to Cretaceous-age sedimentary rocks intruded by rhyolite to gabbroic dikes and sills.  Several northwest-trending spurs off the main ridge appear to be related to crosscutting dikes of a different age and composition.  Geochemical analyses suggest associations similar to those known from other gold deposits within the Kuskokwim Mineral Belt including the producing Fort Knox Mine and advanced exploration projects at Donlin Creek to the north and Shotgun Hills to the east.

During 2007, the Company completed over 3,100 feet of core drilling with encouraging results on one of the main targets of the Kisa claim group, known as the Kisa Breccia Target.  A poorly exposed, extensively silica-carbonate-sulfide altered breccia body is located along a ridge crest and steep, north-facing valley walls. The breccia is composed of a mixture of altered sedimentary and igneous clasts, many of which exhibit multiple generations of veining and brecciation.  The breccia body is exposed over an area approximately 1000 feet wide x 1600 feet long and roughly 800 feet high.  Systematic rock chip samples from outcropping exposures of this breccia average over 1.25 parts per million (0.036 troy ounces per short ton) gold with select rock chip samples up to 7 parts per million (0.20 troy ounces per short ton). The Company completed six core holes into the target during the 2007 drilling campaign. All six holes cut broad zones of intensely altered igneous breccia containing low grade gold mineralization including narrower higher grade intervals. Highlights include hole K07-04 which cut 678 feet averaging 0.3 parts per million gold; hole K07-05 which cut 378 feet averaging 0.7 parts per million (0.02 ounces per ton) gold, including an intercept of 144 feet averaging 1.3 parts per million (0.038 ounces per ton) and hole K07-06 which cut 485 feet averaging 0.4 parts per million (0.012 ounces per ton) gold.

The Golden Dike Target includes the rocks exposed on and under a prominent northeast trending ridgeline running through the center of the Kisa claim group.  The ridge contains numerous silica-carbonate-sulfide altered felsic rhyolite dikes and sills exposed over an area 900 feet wide x 9800 feet long with at least 650 feet of exposed vertical extent.  Float mapping, aerial photographic linears, airborne geophysical data and soil sampling suggest the dike swarm may extend in both directions under talus covered slopes and into the adjacent valleys.  Sedimentary rocks are heavily iron oxide stained and fractured in the hornfelsed zones adjacent to and along the dike and sill margins and contain various oxidation products after sulfides.  The dikes are often bleached, silicified and typically contain disseminated to stockwork sulfide veining.  The large spatial extent and intense alteration associated with gold in amounts > 0.1 parts per million in nearly all the samples collected from this dike swarm and the heavily iron-stained host rocks suggest the presence of a major mineralized system at the surface and underlying the ridge.  Similar dikes swarms and alteration zones are associated with the mineralized zones in the Donlin Creek deposit.

Work in 2007 included detailed rock chip and soil sampling, ground and airborne geophysics and geologic mapping. This work has now expanded the target area to a zone approximately 850 feet to 1,500 feet wide x 15,000 feet long with at least 525 feet and locally up to 1,150 feet of exposed vertical extent. Additional soil and rock chip sampling and geologic mapping were completed during the 2008 field season and expanded the areas of known gold mineralization considerably.

The Pirate’s Pick Target is located in the northern portion of the Kisa claim group and consists of a large northwest-trending quartz-carbonate-sulfide veined fault zone.  The intensely stockwork-veined fault is intermittently exposed over the crest and flanks of a small ridge in an area roughly 650 feet wide by 1150 feet long with several hundreds of feet of exposed vertical extent.  The fault occurs along the northern end of the ridge hosting the dike-sill complex and field evidence suggests the fault may offset and displace the dike swarm.  The average of 18 rock chip samples collected from this zone is 1.95 parts per million (0.057 ounces per ton) gold.

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

Gold Lake Prospect
The Gold Lake claim group is made up of 44 state mining claims covering approximately 6,320 acres approximately 8 miles west of the Kisa Prospect. The property is held under a joint venture agreement with Cougar Gold LLC, operator of the Golden Lynx LLC, a private Denver-based exploration and development company. The property is held and managed by the joint venture company, Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.  The claims cover a broad, bright red, iron oxide stained, northwest trending ridge several miles long and nearly a mile wide adjacent to Gold Lake.  The claim group contains at least two generations of crosscutting igneous dikes and sills similar to the Kisa showing and drill targets have been defined at several prospects within the claim package.

The Gossan Ridge Target consists of a series of banded quartz-sulfide veins associated with a dike-sill swarm that runs along the crest and flanks of rust-colored ridgeline exhibiting heavily iron oxide-staining reflecting weathering and oxidation of widespread disseminated sulfides in the rocks exposed along the ridge.  The vein system has an exposed strike length of over 1600 feet and exposed widths up to 150 feet and the alteration zone and lower grade old mineralization is up to 350 feet wide and 4900 feet long with up to 650 feet of exposed vertical extent.  Samples from the vein system consistently carry highly anomalous gold and pathfinder elements with select samples running up to 10 parts per million  (0.29 ounces per ton) gold and 200 parts per million (5.8 ounces per ton) silver.  The vein system appears to be associated with a series of porphyritic dikes that have produced pervasive and intense hydrothermal alteration of the host sedimentary rocks.  The dikes and sills typically contain lower grade gold mineralization, but their widespread presence and intense alteration associated with the igneous rocks throughout the complex suggest the presence of a larger, potentially mineralized igneous body at depth.

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

During 2008, four drill holes were completed totaling 3,227.5 feet and cut thick intervals of moderately to strongly altered and weakly gold mineralized sediments and intrusives. All the holes bottomed in hornfels indicating proximity to a larger intrusive body at depth which is still untested by drilling. Geologic mapping and soil and rock sampling were completed along favorable trends. Detailed sampling and structural analysis indicates the main mineralized zone, exposed on steep nearly inaccessible cliffs, was not completely tested by the 2008 drilling, in part due to difficulties in establishing a stable drill platform on the steep slopes. Detailed continuous rock chip sampling across the mineralized zone exposed on the cliffs outlined a zone approximately 30 meters true thickness averaging over 1 gram per metric tonne.

The Golden Alder Target consists of a linear fault zone exposed along the bottom and valley walls of a small drainage over a strike length of approximately 600 meters.  Soils collected over covered areas on the valley walls and adjacent uplands suggests the zone may be as wide as 200 meters.  A pronounced circular airborne geophysical anomaly underlies a portion of the fault system and its projection into an alluvium covered area and may represent a leakage halo emanating from a potentially mineralized intrusion at depth beneath the fault zone.  The average of 18 rock chip samples collected from this structural zone average over 1.5 grams per tonne gold. During 2008, additional soil and rock sampling surveys were completed with encouraging results.

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

On May 8, 2008, the Company signed three separate joint venture agreements with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (”Newmont”). During the joint venture Newmont completed a systematic reconnaissance type soil and rock chip sampling program over the AKO claim group which resulted in the delineation of two contiguous large gold anomalies on the claim group, The largest anomaly is centered over a distinctive aeromagnetic anomaly thought to represent a separate intrusive phase of the Crooked Mountain Pluton, consists of soils and rocks containing gold values greater than 20 ppb and up to 4 ppm. This anomaly is over 13,500 feet long and 2,400 feet wide and is associated with multiple sets of sheeted quartz-sulfide vein systems. A similar and contiguous anomaly is situated adjacent to the main anomaly and has a slightly different trend and consists of soils and rock samples defining an anomalous area over 20,000 feet long and 2,700 feet wide. Neither of these anomalies has been drill tested. However on December 12, 2008, the Company received from Newmont a letter that notified of its intent to terminate the three venture agreements effective immediately. See “Note 5. Mineral Properties - Newmont Venture Agreements” to our consolidated financial statements for further details.

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

A total of 41 stream-sediment samples collected from streams draining the prospect area outline a distinct 10 square mile gold, arsenic, and antimony anomaly.  Samples returned values up to 1,052 ppb gold.  A total of 40 of 72 rock chip samples collected from the prospect area contain anomalous gold, with values as high as 0.75 oz Au/t over 5 feet widths reported.  Gold is associated with anomalous arsenic (up to 8,400 ppm), antimony (up to 158 ppm), bismuth (up to 36 ppm), molybdenum (up to 64 ppm), silver (up to 23 ppm), copper (up to 0.44%), lead (up to 0.12%) and zinc (up to 0.6%).

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

On May 8, 2008, the Company signed three separate joint venture agreements with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (”Newmont”). During the joint venture Newmont conducted rock sampling and mapping on the project in 2008 and confirmed previous sampling results produced by the Company including reproduction of higher grade rock chip sample results from a poorly exposed altered intrusive returning gold values as high as 12 ppm (0.35 opt).  However on December 12, 2008, the Company received from Newmont a letter that notified of its intent to terminate the three venture agreements effective immediately. See “Note 5. Mineral Properties - Newmont Venture Agreements” to our consolidated financial statements for further details.

Little Swift
Little Swift consists of 14 state mining claims covering approximately 2,240 acres and were staked to prospect a distinctively linear, contact zone between the Crooked Mountain quartz monzonite pluton and the cupola of hornfelsed sedimentary rocks. The property is held under a joint venture agreement with Cougar Gold LLC, operator of the Golden Lynx LLC, a private Denver-based exploration and development company. The property is held and managed by the joint venture company, Golden Lynx LLC. See “Note 5. Mineral Properties - Golden Lynx, LLC”  to our consolidated financial statements for further details. The prospect sites are staked over six large linear to ovoid iron-oxide stained ridgeline and valley wall color anomalies along the contact zone.  Previous workers collected highly anomalous stream silt samples from below the area of the color anomalies containing up to 230 ppb Au, 151 ppm As and 25 ppb Hg.

Gold Creek
Gold Creek consists of 12 state mining claims covering approximately 1,920 acres and were staked to prospect several iron-oxide stained color anomalies developed within the cupola of hornfelsed sedimentary rocks associated with the eastern margin of Crooked Mountain quartz monzonite pluton. The property is held under a joint venture agreement with Cougar Gold LLC, operator of the Golden Lynx LLC, a private Denver-based exploration and development company. The property is held and managed by the joint venture company, Golden Lynx LLC. See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details. The prospect sites are staked over four large ovoid-valley wall color anomalies that appear to be stratiform in character.  Previous workers collected highly anomalous stream-sediment samples from below the area of the color anomalies containing up to 163 ppm As and 57 ppb Hg. In 2008, Cougar Gold LLC, an affiliate of Electrum USA Ltd., operator of the Golden Lynx LLC, completed sampling and mapping of the Gold Creek prospects.  Mapping located a series of large quartz monzonite to diorite dikes in the headwaters of the streams reporting anomalous gold and pathfinder elements. Large color anomalies noted previously were examined and found to be associated with extensive fracture controlled sulfide development. The most intense sulfide development and fracturing were found to be stratigraphically controlled and associated with distinctive chert and black siltite sections. Weak gold and pathfinder anomalies are associated with these fracture zones. Much of the prospect area is covered with glacial alluvium and talus potentially masking potential mineralized areas within the claim group.

Gossan Valley
Gossan Valley consists of 2 state mining claims covering approximately 320 acres located approximately 6 miles south of the AKO prospect. The property is held under a joint venture agreement with Cougar Gold LLC, operator of the Golden Lynx LLC, a private Denver-based exploration and development company. The property is held and managed by the joint venture company, Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details. The prospect was first discovered 20 years ago during a regional reconnaissance program.  Follow-up included limited rock-chip sampling and field examination of several ridgeline and valley-wall color anomalies within and along the faulted, eastern margin of the Crooked Mountain Pluton.  The color anomalies are found at the headwaters of streams with gold (up to 30 ppb) and multi-element anomalies in stream sediments and pan concentrates and they are aligned along a pronounced, linear topographic feature that stretches for approximately one mile.  Previous rock sampling in the area, was limited to the collection of ten float, talus and outcrop samples below and within one of several color anomalies present in the area.  Two of the ten samples returned detectable gold with a maximum value of 40 ppb and weakly anomalous copper in several samples with a maximum value of 357 ppm.  The prospect was never drilled.

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

In 2008, Cougar Gold LLC, an affiliate of Electrum USA Ltd., operator of the Golden Lynx LLC, completed sampling and mapping of the prospect and identified a broad area of stockwork veining, potassium feldspar and biotite flooding similar to that found in many porphyry-style gold and copper systems. See “Note 5. Mineral Properties - Golden Lynx, LLC”  to our consolidated financial statements for further details.

BUCKSTOCK PROJECT

Summary
The Company’s wholly owned subsidiary Kisa Gold Mining, Inc., (KGMI) had staked 316 State of Alaska mining claims covering approximately 51,560 acres in seven claim groups.  The Company abandoned 6 of the claim groups leaving only the Chilly group with 44 State of Alaska mining claims covering approximately 7,000 acres.  The claims are situated approximately 50 miles southwest of Donlin Creek and 45 miles northeast of KGMI’s Kisa Project area. KGMI initiated an active and aggressive exploration program in the region as part of a regional program approach expanding on the Company’s results in the Kisa Project area.  These prospects have been identified through multiple sources including a review and compilation of data from published federal, state and academic manuscripts, published and unpublished geochemical data and corporate proprietary data sets.

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

On May 8, 2008, the Company signed three separate joint venture agreements with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (”Newmont”). During the joint venture Newmont completed a systematic rock and soil sampling program on the claims in the summer of 2008 and delineated a large gold in soils anomaly on the claim group.  However on December 12, 2008, the Company received from Newmont a letter that notified of its intent to terminate the three venture agreements effective immediately. See “Note 5. Mineral Properties - Newmont Venture Agreements” to our consolidated financial statements for further details.

IDAHO PROPERTIES

Niagara Mining and Development Co., Inc., (Niagara) a wholly owned subsidiary of Gold Crest Mines, Inc has established a dominant land position in the historic Yellow Pine-Stibnite Mining District. The District is located approximately 45 miles northeast of Cascade, in Valley County in south-central Idaho.  The area is situated in a high relief terrane with surrounding mountains rising up to 8,000 feet in elevation. Networks of paved and unpaved public roads access the property and an airstrip is present on the site. The Company now controls over 230 unpatented federal mining claims and a substantial acreage of patented lode and mill site claims through preliminary option agreements totaling approximately 4,500 acres in the district. According to a 2000 report by the Idaho Geological Survey, the Stibnite district has produced over 500,000 ounces of gold as well as substantial quantities of silver, antimony and tungsten.

The Company has entered into an agreement with the J.J. Oberbillig Estate and heirs for an option to purchase a 5% Net Smelter Royalty (NSR) and real property in the Stibnite Mining District in central Idaho. See “Note 5. Mineral Properties - Option and Real Property Sales Agreement with JJO, LLC”, “Note 6. Royalty Interest in Mineral Property” and “Note 14. Subsequent Events – Assignment of Option and Real Property Sales Agreement with JJO, LLC” to our consolidated financial statements for further details. This royalty applies to any metal produced from lands sold by the Oberbilligs to Bradley Mining Co. in 1941. This option also gives the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  These lands have been the subject of several exploration programs over the years, but contain no reserves calculated to modern standards.

In addition, the Company has entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company. The patented claims lie in a North-South direction and cover approximately 1.5 miles of the surface expression of the Meadow Creek fault, the primary mineralized zone in the district.  Underlying the claims are the past producing Meadow Creek underground mine, the DMEA and North exploration workings and a portion of the Monday Tunnel, an exploration drift.  See “Note 5. Mineral Properties - Mining Lease and Option to Purchase Agreement with Bradley Mining Company” and “Note 14. Subsequent Events – Assignment of Mining Lease and Option to Purchase Agreement with Bradley Mining Company” to our consolidated financial statements for further details.

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

Numerous areas of sulfide mineralization are found throughout the District and on lands under the Company’s control. Much of this mineralization has been extensively drilled by previous operators during early stage exploration and development as well as part of past mining operations focused on the previously exploited leachable oxide ores. The largest currently known single sulfide occurrence in the district is the Yellow Pine prospect currently under option by Vista Gold. Any future production from the main Yellow Pine deposit and any additional production from the Vista-controlled patented claim block are subject to the 5% Net Smelter Returns royalty interest mentioned above.  As part of the royalty and land acquisition, the Company has acquired a large amount of historical data from the district dating back as early as the 1920’s when the district’s first major development occurred.  Review and compilation of these historical records indicates a surprisingly large number of undeveloped mineralized areas containing the potential to host considerable tonnages of mineralized oxide and sulfide material within the Company’s land package. Large areas underlain by oxidized gold-bearing mineralized rock were identified and drilled during the early 1990’s, but were never mined by previous operators and are now under the Company’s control. The company is establishing a district-scale drill and geologic database to place the mineralization into a consistent framework for exploration.

On March 13, we signed a purchase agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval for the sale of our Idaho unpatented claims.  Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.  We received $25,000 on March 17, 2009 and the remaining $25,000 is due no later than October 1, 2009.  As part of the agreement, the purchaser shall timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser shall notify the Company in writing, no later than August 1, 2009, of their intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company. See “Note 14. Subsequent Events - Purchase Agreement on Idaho Unpatented Claims” to our consolidated financial statements for further details.

ITEM 3.                LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders through the solicitation of proxies, or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2007, our common stock began quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol “GCMN”.  Prior to October 2007 our common stock was quoted on the over the counter market in the Pink Sheets.

The following table sets forth for our common stock, the high and low closing bid quotations per share, taken from the internet, for our common stock for each quarter for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Quarter	High Closing	Low Closing
2007	First Quarter	$0.64	$0.40
	Second Quarter	$0.63	$0.50
	Third Quarter	$0.55	$0.22
	Fourth Quarter	$0.30	$0.20
2008	First Quarter	$0.29	$0.14
	Second Quarter	$0.15	$0.08
	Third Quarter	$0.09	$0.02
	Fourth Quarter	$0.04	$0.01

Holders

As of March 4, 2009, there were approximately 393 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

Unregistered Sales of Equity Securities

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

On December 12, 2008, we issued 4,000 shares of common stock and warrants for 4,000 shares to Gregory B. Lipsker for partial payment of $800 by him on his outstanding promissory note issued as part of his subscription agreement dated November 20, 2007, to purchase a total of 37,500 units as part of the November 2007 private placement mentioned above.

The shares and warrants above were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by an issuer not involving any public offering.  Mr. Lipsker was an accredited investor at the time of the issuance.  He delivered appropriate investment representations with respect to the issuance of the shares and warrants and consented to the imposition of a restrictive legend upon the certificates representing the shares and warrants.  He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the unit purchase.  No underwriting discounts or commissions were paid in connection with this transaction.

Dividends

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

See Item 12 herein for information relating to our equity compensation plan.

ITEM 6.                SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,345,904 through December 31, 2008.  Another factor is that the Company has a negative current ratio of 0.43: 1 at December 31, 2008.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

We currently control approximately 22,240 acres of land under State of Alaska jurisdiction after having transferred 15,320 acres into Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC as well as 4,840 additional acres staked by Golden Lynx.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

Additionally, we currently control approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District in Central Idaho covering approximately 3,930 acres. On March 13, we signed a purchase agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval for the sale of our Idaho unpatented claims.  Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.  We received $25,000 on March 17, 2009 and the remaining $25,000 is due no later than October 1, 2009.  As part of the agreement, the purchaser shall timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser shall notify the Company in writing, no later than August 1, 2009, of their intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company. See “Note 14. Subsequent Events - Purchase Agreement on Idaho Unpatented Claims” to our consolidated financial statements for further details.

We have been successful in entering into several  agreements under which, we believe, we have the opportunity to implement our business plan.  This agreement and the references to further details contained in our consolidated financial statements follow:

1.
On January 24, 2008, we entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig.  See “Note 6.  Royalty Interest in Mineral Property” and “Note 14. Subsequent Events – Assignment of Royalty Interest in Mineral Properties” to our consolidated financial statements for further details.

2.
On January 24, 2008, we entered into an Option and Real Property Sales Agreement with JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  See “Note 5.  Mineral Properties - Option and Real Property Sales Agreement with JJO, LLC” and “Note 14. Subsequent Events – Assignment of Option and Real Property Sales Agreement with JJO, LLC” to our consolidated financial statements for further details.

3.
On March 31, 2008, we entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company.  See “Note 5.  Mineral Properties - Mining Lease and Option to Purchase Agreement with Bradley Mining Company” and “Note 14. Subsequent Events – Assignment of Mining Lease and Option to Purchase Agreement with Bradley Mining Company” to our consolidated financial statements for further details.

4.
On April 18, 2008, we, through our wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC under which the two companies formed the Golden Lynx, LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

5.
On May 8, 2008, we entered into three separate joint venture agreements with Newmont North America Exploration Limited.  On December 12, 2008, the Company received from Newmont a letter that notified of its intent to terminate the three venture agreements effective immediately.  See “Note 5. Mineral Properties - Newmont Venture Agreements” to our consolidated financial statements for further details.

Officers and Board of Directors

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

On June 5, 2008, the Board of Directors reappointed Howard Crosby as a director and chairman of the board by unanimous consent. On January 21, 2009 Gold Crest received a letter of resignation from Howard Crosby as director and chairman of the board effective immediately.  Also on June 5, 2008, the Board of Directors appointed John Ryan as a director by unanimous consent.

On November 13, 2008, the Board of Directors accepted the resignation of Thomas H. Parker as the President and Chief Executive Officer of the Company.  Mr. Parker is continuing in his duties as a director of the Company.

On November 13, 2008, the Board of Directors appointed John P. Ryan as the new President and Chief Executive Officer of the Company.  Mr. Ryan also remained a Director of the Company.

Comparison of the Years Ended December 31, 2008 and December 31, 2007:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the year ended December 31, 2008 compared with the year ended December 31, 2007. These tables are provided to assist in assessing differences in our overall performance:

	The Year Ended
	December 31,	December 31,
	2008	2007	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	159,201	3,373,798	(3,214,597)	-95.3%
Settlement of drilling contract	161,813	-	161,813	100.0%
Abandonment of mineral lease	83,600	-	83,600	100.0%
Impairment of mineral properties and royalty interest	616,875	-	616,875	100.0%
Loss on disposal of equipment	11,204	-	11,204	100.0%
Legal and accounting expenses	150,828	241,586	(90,758)	-37.6%
Directors' fees	40,000	214,000	(174,000)	-81.3%
General and administrative	672,987	1,835,449	(1,162,462)	-63.3%
TOTAL OPERATING EXPENSES	1,896,508	5,664,833	(3,768,325)	-66.5%
LOSS FROM OPERATIONS	(1,896,508)	(5,664,833)	3,768,325	-66.5%
Interest income	5,571	62,756	(57,185)	-91.1%
Interest expense	(7,787)	-	(7,787)	100.0%
TOTAL OTHER INCOME (EXPENSE)	(2,216)	62,756	(64,972)	-103.5%
LOSS BEFORE TAXES	$(1,898,724)	$(5,602,077)	$3,703,353	$-66.1%

Overview of Operating Results

Operating Expenses

The decrease of $3,768,325 in operating expenses during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily the result of our entrance into two separate joint venture agreements one of which is still ongoing as of December 31, 2008.  Our partners in these joint venture agreements are conducting exploration activities on our behalf as part of the agreements’ “earn-in” provisions.  These decreases in exploration expenses were partially offset by $161,814 due to the settlement of a drilling contract which occurred in the second quarter of 2008.  See “Note 4. Note Receivable” to our consolidated financial statements for further details.  The decreases were further offset by $83,600 and $616,875 which corresponded to the abandonment of a mineral lease and the impairment of mineral properties and royalty interest in the third and fourth quarters of 2008.  See “Note 5. Mineral Properties – Option and Real Property Sales Agreement with JJO, LLC”, “Note 5. Mineral Properties – Mining Lease and Option to Purchase Agreement with Bradley Mining company” and “Note 6. Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

Another major factor in the decrease in operating expenses for the year ended December 31, 2008 was attributed to stock compensation expense for options issued in 2007.  In 2007 there were 6,380,000 stock options granted mainly for professional consulting and to a lesser extent, employee incentive stock.  Of the 6,380,000 options granted, 5,720,000 vested immediately causing $1,032,772 in stock compensation expense earned for the year ended December 31, 2007 versus only $121,089 in stock compensation expense earned for the year ended December 31, 2008.

Also contributing to the decrease in operating expenses during 2008, although to a significantly lesser extent, was a decrease in directors’ fees.  During the 2008 second quarter we issued 400,000 shares of common stock to two new directors at a price of $0.10 per share.  During the 2007 second quarter we issued 200,000 shares of common stock to one new director at a price of $0.53 per share.  During the 2007 first quarter we issued an additional 200,000 to a new director at a price of $0.54 per share.

Overview of Financial Position

At December 31, 2008, Gold Crest had cash of $924 and total liabilities of $69,809.  During the year ended December 31, 2008, we received proceeds of $111,300 from the pay off of promissory notes associated with the November 2007 private placement and net proceeds of $90,000 from the exercise of 300,000 warrants by three investors. The proceeds from the payoff of the promissory notes were primarily utilized to fund daily operations.  The proceeds from the exercise of the warrants were used to complete the mining lease and option to purchase agreement with the Bradley Mining Company for $75,000 and the remainder was utilized to fund daily operations.

Also during the year ended December 31, 2008, the Company issued 1,666,667, 3,000,000 and 1,000,000 shares of restricted common stock for gross proceeds of $250,000, $300,000 and $50,000, respectively. See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

Royalty Interest in Mineral Property

During the year ended December 31, 2008, the Company purchased an option and royalty sales agreement for $400,000. In the third quarter the Company decided to impair the $400,000 carrying value of the property by $128,000, recorded as impairment of mineral properties and royalty interest on the statement of operations.  Then during the fourth quarter of 2008, the Company determined that the remaining $272,000 carrying value of the royalty had been impaired based on the fact that the Company had been unsuccessful in finding any potential joint venture partners and there was a very high probability that the Company would not exercise the option to purchase and recorded an additional write-down of $272,000 which was recognized as an impairment of mineral properties and royalty interest in the fourth quarter of 2008 leaving a carrying value of zero.  See “Note 6. Royalty Interest in Mineral Property” and “Note 14. Subsequent Events – Assignment of Royalty in Mineral Property” to our consolidated financial statements for further details.

Mineral Properties and Investment in Golden Lynx LLC, at Cost

The decrease in mineral properties of $155,050 during the year ended December 31, 2008 was due to an $83,600 reduction in the third quarter of 2008 when we relinquished 26,400 acres of our Alaskan properties by notifying Greatland Exploration, LTD that we had exercised our right to cancel the lease agreement with option to purchase entered into on January 30, 2007.  Mineral properties decreased further when management decided to impair the carrying value of our AKO claim group in Alaska by $16,875 that had been placed in a joint venture with Newmont Mining Corporation but then later dropped by them.  The final $54,575 decrease was due to the joint venture agreement entered into with Cougar Gold on five of our Alaska claim groups.  The $54,575 was reclassed from “mineral properties” to “investment in Golden Lynx LLC, at cost” on the balance sheet.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

Accounts Payable and Accrued Liabilities

The decrease in accounts payable and accrued liabilities of $272,121 during the year ended December 31, 2008 was almost entirely due to our paying off $267,783 worth of invoices and accrued liabilities that related to the 2007 drilling season which we were unable to pay by the year ending 2007.  As well as the fact that we did not accrue any significant additional accounts payable during 2008 since the majority of our properties were in joint ventures during 2008 and all exploration expenditures were being paid by the joint venture partners as part of their earn-in requirements.

Equipment

The decrease in equipment, net of accumulated depreciation, was $76,004 for the year ended December 31, 2008.  The decrease was due to the following transactions:

1.	Settled an outstanding payable of $29,828 to a vendor by trading equipment with a cost of $35,820 with accumulated depreciation of $9,413 and hitting exploration expense with the difference of $3,421;
2.	Received $3,000 for the sale of a piece of equipment with a cost of $7,741 with accumulated depreciation of $3,587 and recording a loss on sale of equipment for $1,154.
3.	Wrote off miscellaneous equipment with a cost of $18,300 with accumulated depreciation of $8,250 and recording a loss on disposal of equipment for $10,050.
4.
Per the settlement of the Diamond Drilling Contract we gave up equipment with a cost of $17,822 with accumulated depreciation of $5,168.  See “Note 4. Note Receivable” to our consolidated financial statements for further details.

Note Receivable

For the decrease of $120,000 in Note Receivable see “Note 4. Note Receivable” to our consolidated financial statements for further details.

Prepaid Expenses

During the year ended December 31, 2008, the balances in the different “Prepaid Expenses” captions on the Company’s financial statements decreased by $71,970. The decreases for the different prepaid accounts were composed of the following:

1.
“Prepaid Insurance” – decreased by $12,536 during 2008. This decrease is due to the fact that the Company’s insurance premiums were drastically reduced.  The prior year’s general liability premium was $10,850 versus the 2008 premium of only $3,080.  The Directors and Officers annual premium was also reduced from $38,860 in 2007 to only $13,842 in 2008.

2.
“Prepaid Claim Fees” – decreased by $4,434 during 2008.  This decrease is due to the fact that we only had to pay rent on our Idaho properties since our Alaska properties were being paid for by our joint venture partners per their earn-in agreements on the properties.

3.
“Prepaid Expenses” – decreased by $55,000 during 2008. Of this decrease, $40,000 related to amortization of the “Prepaid Exploration Costs” associated with the note receivable from Diamond Drilling. The $40,000 consisted of $18,000 of amortization recorded in the normal course of business during 2008.  The remaining $22,000 was written off in connection with Diamond Drilling “Settlement Agreement”. See “Note 4. Note Receivable” to our consolidated financial statements for further details. The other $15,000 decrease related to a refund of $10,813 and amortization of $4,187 in connection with prepaid transportation costs.

Common Stock Subscribed

The change in common stock subscribed during the year ended December 31, 2008 was due to the receipt of installment payments of $111,300 owed on the promissory notes by investors who participated in the November 2007 private placement. In December, 2008 the Company decided to forgive the final $21,200 worth of outstanding promissory notes. See “Note 9. Common Stock Subscribed” to our consolidated financial statements for further details.

Additional Paid-In Capital

The increase in additional paid-in capital during the year ended December 31, 2008, was primarily due to the following:

1.	stock based compensation of $121,089 related to the vesting of stock options;
2.	the issuance of 300,000 shares of restricted common stock upon the exercise of 300,000 warrants and received gross proceeds in the amount of $90,000;
3.	the issuance of 100,000 shares of restricted common stock for $10,000 worth of services performed;
4.
In December, 2008 the Company decided to forgive the final $21,200 worth of outstanding promissory notes owed by investors who participated in the November 2007 private placement. See “Note 9. Common Stock Subscribed” to our consolidated financial statements for further details.

5.	the issuance of 400,000 shares of common stock to two newly appointed directors valued at $40,000; and
6.
the issuance of 1,666,667, 3,000,000 and 1,000,000 shares of restricted common stock for gross proceeds of $250,000, $300,000 and $50,000, respectively. See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

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

On February 2, 2009 the Company began a private placement offering up to a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.  On March 13, 2009, the Company’s board of directors unanimously decided to close the offering effective immediately.  As of March 13, 2009, the Company had issued 1,000,000 shares raising a total of $10,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.  The Company also received the first of two $25,000 payments on a purchase agreement signed on March 13, 2009. See “Note 14. Subsequent Events – Private Placement” and “Note 14. Subsequent Events – Purchase Agreement on Idaho Unpatented Claims” to our consolidated financial statements for further details.

Future Outlook
Based on the current market environment and our low share price it is not likely we will be able to raise enough money through a private placement of our common stock.  We are currently seeking a new joint venture opportunity concerning our Alaska claim groups that were in joint venture with Newmont Mining Corporation but were dropped in December of 2008.  A stipulation of any joint venture we enter would be an upfront cash infusion to cover our operating costs.  We are also looking into possible joint ventures on our unpatented mining claims in Idaho with the same stipulation as noted above.  We have cut our operating costs down to the bare minimum by reducing our employee base down to only one employee with reduced time and pay and we currently intend to rely on the use of outside consultants to provide certain services to the Company.  As of January 31, 2009 we did not re-new our office lease and moved operations to the home of the Chief Financial Officer which reduced the rent to zero and other overhead costs will be greatly reduced.

On March 13, we signed a purchase agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval for the sale of our Idaho unpatented claims.  Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.  We received $25,000 on March 17, 2009 and the remaining $25,000 is due no later than October 1, 2009.  As part of the agreement, the purchaser shall timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser shall notify the Company in writing, no later than August 1, 2009, of their intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company. See “Note 14. Subsequent Events – Purchase Agreement on Idaho Unpatented Claims” to our consolidated financial statements for further details.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2007 or 2008.

Off-Balance Sheet Arrangements

During the year ended December 31, 2008, the Company did not have any off-balance sheet arrangements.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	22

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	23

Consolidated Statements of Operations for the years ended December 31, 2008, December 31, 2007 and for the period from inception until December 31, 2008	24

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008 and 2007, and from inception to December 31, 2006	25

Consolidated Statements of Cash Flows for the years ended December 31, 2008, December 31, 2007 and for the period from inception until December 31, 2008	27

Notes to the Consolidated Financial Statements	28

Report of Independent Registered Public Accounting Firm

Board of Directors
Gold Crest Mines, Inc.

We have audited the accompanying consolidated balance sheets of Gold Crest Mines, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Crest Mines, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenue, an accumulated deficit, and a negative current ratio that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/DeCoria, Maichel & Teague, P.S./

Spokane, Washington
March 18, 2009

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$924	$778,696
Miscellaneous receivable	3,000	-
Interest receivable, current	-	893
Prepaid insurance	2,865	15,401
Prepaid claim fees	19,250	23,684
Prepaid expenses	-	55,000
Deposits, current	3,682	4,104
Total Current Assets	29,721	877,778
Note receivable, non-current	-	120,000
Interest receivable, non-current	-	3,920
Deposits, non-current	-	50,000
Equipment, net of accumulated depreciation of $20,315 and $23,994, respectively	34,973	110,977
Mineral properties	33,125	188,175
Investment in Golden Lynx LLC, at cost	54,575	-
TOTAL ASSETS	$152,394	$1,350,850

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$65,924	$240,800
Accrued liabilities	3,885	101,130
Total Current Liabilities	69,809	341,930

Total Liabilities	$69,809	$341,930

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 83,776,995 and 77,416,328 shares issued and outstanding, respectively	83,777	77,417
Common stock subscribed	-	(132,500)
Additional paid-in capital	9,344,712	8,511,183
Accumulated deficit during exploration stage	(9,345,904)	(7,447,180)
Total Stockholders' Equity	82,585	1,008,920

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,394	$1,350,850

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations

			From Inception
			January 11, 2005
	Years Ended		to
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures	159,201	3,373,798	4,304,291
Settlement of drilling contract	161,813	-	161,813
Abandonment of mineral lease	83,600	-	83,600
Impairment of mineral properties and royalty interest	616,875	-	616,875
Loss on disposal of equipment	11,204	-	11,204
Legal and accounting expenses	150,828	241,586	468,699
Directors' fees	40,000	214,000	844,000
General and administrative	672,987	1,835,449	2,912,044
TOTAL OPERATING EXPENSES	1,896,508	5,664,833	9,402,526

LOSS FROM OPERATIONS	(1,896,508)	(5,664,833)	(9,402,526)

OTHER INCOME (EXPENSE):
Interest income	5,571	62,756	79,182
Interest expense	(7,787)	-	(22,560)
TOTAL OTHER INCOME (EXPENSE)	(2,216)	62,756	56,622

LOSS BEFORE TAXES	(1,898,724)	(5,602,077)	(9,345,904)
INCOME TAXES	-	-	-

NET LOSS	$(1,898,724)	$(5,602,077)	$(9,345,904)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	80,739,603	72,370,920

The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
Balances, January 11, 2005 and December 31, 2005	-	$-	$-	$-	$-	$-

Issuance of Common Stock:
for cash, pre-merger at $0.004 per share	37,500,000	37,500	112,500	-	-	150,000
In connection with reverse merger (Note 1)	14,600,100	14,600	(7,144)	-	-	7,456
for cash, post-merger at $0.30 per share	10,797,062	10,797	2,887,910	-	-	2,898,707
for interest at $0.30 per share	41,667	42	12,458	-	-	12,500
for share-based compensation at $0.59 and $0.63 per share	1,800,000	1,800	1,064,200	-	-	1,066,000
Stock options granted at $0.30 per share	-	-	72,000	-	-	72,000
Net loss for year ended December 31, 2006	-	-	-	-	(1,845,103)	(1,845,103)
Balances, December 31, 2006	64,738,829	$64,739	$4,141,924	$-	$(1,845,103)	$2,361,560

Issuance of Common Stock:
for directors fees between $0.53 and $0.54 per share	400,000	400	213,600	-	-	214,000
for share-based compensation at $0.28 per share	50,000	50	13,950	-	-	14,000
for cash at $0.30 per share	7,529,999	7,530	2,251,470	-	-	2,259,000
for brokerage fees	-	-	(77,335)	-	-	(77,335)
for cash at $0.20 per share with warrants attached	4,035,000	4,035	802,965	-	-	807,000
for common stock issuable at $0.20 per share with warrants attached	662,500	663	131,837	-	-	132,500
for common stock subscribed	-	-	-	(132,500)	-	(132,500)
Stock options granted at $0.28 and $0.53 per share	-	-	1,032,772	-	-	1,032,772
Net Loss for the year ended December 31, 2007				-	(5,602,077)	(5,602,077)
Balances, December 31, 2007	77,416,328	$77,417	$8,511,183	$(132,500)	$(7,447,180)	$1,008,920

Gold Crest Mines, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
(Continued)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balances, December 31, 2007	77,416,328	$77,417	$8,511,183	$(132,500)	$(7,447,180)	$1,008,920

Stock warrants:
Exercised at $0.30 per share	300,000	300	89,700	-	-	90,000
Stock options:
for share-based compensation
at $0.28 per share	-	-	121,089	-	-	121,089
Issuance of Common Stock:
for directors fees at
$0.10 per share	400,000	400	39,600	-	-	40,000
for services at $0.10 per share	100,000	100	9,900	-	-	10,000
for cash ranging from $0.05
to $0.15 per share	5,666,667	5,666	594,334	-	-	600,000
for common stock subscribed	-	-	-	111,300	-	111,300
Forgiveness of remaining
common stock subscribed	(106,000)	(106)	(21,094)	21,200	-	-
Net loss for year ended
December 31, 2008				-	(1,898,724)	(1,898,724)
Balances, December 31, 2008	83,776,995	$83,778	$9,344,712	$-	$(9,345,904)	$82,585

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
	Year Ended	Year Ended	From Inception
	December 31,	December 31,	January 11, 2005 to
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,898,724)	$(5,602,077)	$(9,345,904)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	22,739	23,562	46,733
Common stock and options issued for services	10,000	945,975	1,368,976
Equity compensation for management and directors	161,089	314,798	1,200,886
Interest paid with common shares	-	-	12,500
Settlement of drilling contract (see Note 4)	161,813	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	(3,421)	-	(3,421)
Loss on disposal of equipment	11,204	-	11,204
Abandonment of mineral lease (see Note 5)	83,600	-	83,600
Impairment of mineral properties and royalty
interest (see Note 4 and Note 5)	616,875	-	616,875
Changes in operating assets and liabilities:
Change in interest receivable	(2,346)	(3,920)	(6,266)
Change in prepaid expenses and deposits	50,392	25,792	32,202
Change in accounts payable and accrued liabilities	(242,293)	304,497	99,638
Net cash used by operating activities	(1,029,072)	(3,991,373)	(5,721,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	(200,000)	(200,000)
Purchase of royalty interest in mineral property	(400,000)	-	(400,000)
Purchase of mineral properties	(150,000)	(105,000)	(388,175)
Purchase of equipment	-	(95,729)	(134,971)
Net cash used by investing activities	(550,000)	(400,729)	(1,115,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Payments received on stock subscriptions	111,300	-	111,300
Proceeds from the issuance of stock on the exercise of warrants	90,000	-	90,000
Sale of common stock, net of issuance costs	600,000	2,987,771	6,636,478
Net cash provided by financing activities	801,300	2,987,771	6,837,778

Net change in cash and cash equivalents	(777,772)	(1,404,331)	924
Cash and cash equivalents, beginning of period	778,696	2,183,027	-
Cash and cash equivalents, end of period	$924	$778,696	$924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$54,575	$-	$54,575
Note receivable forgiven in connection
with settlement agreement (see Note 4)	$120,000	$-	$120,000
Equipment relinquished in connection
with settlement agreement (see Note 4)	$12,654	$-	$12,654
Equipment exchanged for settlement of accounts payable	$29,828	$-	$29,828

The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)
Notes to Unaudited Consolidated Financial Statements

NOTE 1.  Organization and Description of Business

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

Accounting for Investments

The Company uses the cost method to account for its investments in companies that it does not control and for which the Company does not have the ability to exercise significant influence over operating and financial policies.  Management of the Company periodically reviews the carrying value of its investments. These reviews consider the net realizable value of each investment to determine whether a permanent impairment in value has occurred and the need for any write-down.

Marketable equity securities are categorized as available for sale and carried at fair market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless another than temporary impairment in value has occurred, which would then be charged to current period net income (loss).

Cash and Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents.  The Company deposits its cash and cash equivalents in high quality financial institutions.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Examples of areas requiring the use of estimates include the recoverability of mineral property, assumptions used in determining the fair value of stock-based compensation and the expected economic lives and rates for depreciation.  Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of SFAS No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to SFAS No. 7 are required to label their financial statements as an “Exploration Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

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

Property Evaluations

Management of the Company periodically reviews the net carrying value of its properties on a property-by-property basis. These reviews consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, miscellaneous receivable and accounts payable approximated their fair values as of December 31, 2007 and 2008.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.  For stock awards that do not vest immediately, the Company recognizes the compensation expense ratably over the requisite service period of the individual grants, which generally equals the vesting period.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At December 31, 2008, the common stock equivalents consisted of 6,150,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2007 and 2008, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the year ended December 31, 2008.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162"). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 became effective on November 13, 2008 and was adopted by the Company.  The adoption of SFAS No. 162 has not had a material effect on our financial position or results of operations as of and for the year ended December 31, 2008.

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

The adoption of SFAS No. 141 (R) is not expected to have a material effect on the Company’s financial statements.  Any future business combination occurring during the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this guidance.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,345,904 through December 31, 2008.  Another factor is that the Company has a negative current ratio of 0.43: 1 at December 31, 2008.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company has drastically reduced its overhead expenses going into 2009 such as reducing staff on payroll to one part time employee and eliminating its office space.  With these reductions in overhead, the Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months unless we decide it is necessary to exercise any of our land or royalty options, which at this time appears remote. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully enter into a joint venture on our Golden Meadows project in Idaho and the Company’s future personnel requirements.  See “Note 5. Mineral Properties - Golden Lynx, LLC’ and “Note 7. Common Stock and Common Stock Warrants” and “Note 14. Subsequent Events”.

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

Upon successful completion of the contractual obligations of the note, the Company agreed to grant Diamond Drilling a forty percent (40%) reduction in the amount of principal and accrued interest payable.  During the third quarter of 2007, the Company determined that the 40% reduction was probable and likely to occur.  Therefore 40% of the note receivable, or $80,000, had been recorded as “Prepaid Exploration Costs” and was being amortized over the life of the note receivable.  The amortized expense was being charged to exploration expenditures.

As part of the contract with Diamond Drilling for the 2008 drilling season, the Company had a 10,000 foot minimum drilling requirement at a cost of $23.00 per foot for a total potential liability of $230,000 for undrilled footage (the “Diamond Drilling Contract”).

During 2008, it became apparent that the Company would not satisfy its minimum drilling requirement under the Diamond Drilling Contract.  On June 12, 2008, the Company entered into a settlement agreement with Diamond Drilling (the “Settlement Agreement”).  The terms of the Settlement Agreement require Diamond Drilling to release Gold Crest from its obligation to pay the $230,000 drilling commitment in exchange for the following:

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

As a result of this settlement transaction, the Company recognized a loss of $161,814 in 2008.

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

On September 1, 2008, the Company relinquished 43,520 acres of Alaskan property by not making the required annual rental and annual work assessment payments.  Additionally, on July 22, 2008, the Company relinquished 26,400 acres by notifying Greatland Exploration, LTD that it had exercised its right to cancel the lease agreement with option to purchase entered into on January 30, 2007.  The Kelly Creek mineral lease carrying value of $83,600 was recognized as a loss on abandonment of mineral lease in the third quarter of 2008.

Golden Lynx, LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC, a Delaware limited liability company, (“Cougar”) (a related party, see “Note 12 – Related Party Transactions”) under which the two companies formed Golden Lynx, LLC, a Delaware limited liability company (“Golden Lynx”).  Pursuant to this agreement, the Company transferred 15,320 acres under State of Alaska jurisdiction into Golden Lynx.  The Company accounts for this investment under the cost method of accounting.  Accordingly, the carrying value of the contributed property of $54,575 was reclassed from mineral properties to “Investment in Golden Lynx LLC”.

Cougar has an initial 55% interest and Kisa has an initial 45% interest in Golden Lynx. Per the agreement the management committee shall consist of one member appointed by Kisa and two members appointed by Cougar.  The member with a percentage interest over 50% shall determine the decisions of the management committee.  The members appointed Cougar as the manager with overall management responsibility for operations.  Cougar is entitled to retain its 55% interest by making the following contributions to Golden Lynx, used to fund exploration expenditures, on the following timetable:

a)	$750,000 on or before the first anniversary of the effective date of the agreement;
b)	An additional $1,250,000 on or before the second anniversary of the effective date of the agreement; and
c)	An additional $1,500,000 on or before the third anniversary of the effective date of the agreement.

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

Option and Real Property Sales Agreement with JJO, LLC.

On January 24, 2008, the Company entered into an Option and Real Property Sales Agreement with JJO, LLC, (“JJO”) an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  This option gives the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  The property has a total purchase price of $435,620.  As consideration for entering into the Option Agreement, the Company paid $125,000.

The original closing date was to be on or before August 15, 2008, but at the closing the Company did not exercise the option due to the unsuccessful attempt to obtain a joint venture partner on the property.  The Company then began negotiations with the Estate of J.J. Oberbillig to extend the option purchase date and on November 4, 2008 the Company received a letter of understanding from the attorneys for both JJO and the heirs of the Estate of J.J. Oberbillig stating that they were willing to accept Gold Crest’s new proposed terms provided they could get the royalty right holders approval.

During the second half of 2008, the Company determined that the carrying value of the property had been impaired based on the fact that the Company had been unsuccessful in finding any potential joint venture partners and there was a very high probability that the Company would not exercise the option to purchase which had been extended to May 1, 2009.   The Company wrote-down the property’s carrying value of $125,000 and  recognized the write down as an impairment of mineral properties and royalty interest in the fourth quarter of 2008 leaving a carrying value of zero.  See “Note 14. Subsequent Events - Assignment of Option and Real Property Sales Agreement with JJO, LLC”.

Mining Lease and Option to Purchase Agreement with Bradley Mining Company

On March 31, 2008, the Company entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company (the “Bradley Option Agreement”).  Pursuant to the terms of the Agreement, the Company has been granted an exclusive option through March 30, 2009 to purchase for $300,000 real property located in the Stibnite mining district, Valley County, Idaho (“the Bradley Property”).  The Bradley Property consists of nine patented mining claims comprising approximately 175 acres.  As consideration for entering into the Bradley Option Agreement, the Company paid $75,000.  If the Company elects to exercise this option on or before March 30, 2009, then there will be another payment due upon closing in the amount of $225,000.

During the second half of 2008, the Company determined that the carrying value of the property had been impaired based on the fact that the Company had been unsuccessful in finding any potential joint venture partners and there was a very high probability that the Company would not exercise the option to purchase.  The Company recorded a write-down of $75,000 which was recognized as an impairment of mineral properties and royalty interest in the fourth quarter of 2008 leaving a carrying value of zero.  See “Note 14. Subsequent Events – Assignment of Mining Lease and Option to Purchase Agreement with Bradley Mining Company”.

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

On December 12, 2008, the Company received from Newmont a letter that notified of its intent to terminate the three venture agreements effective immediately.

For the quarter ended December 31, 2008, the Company determined that the $16,875 carrying value of the AKO property had been impaired based on the fact that Newmont had terminated the venture agreement and there was a very high probability that the Company would not make the annual rental payments due in September of 2009 to continue to hold the property and recorded a write-down of $16,875 which was recognized as an impairment of mineral properties and royalty interest in the fourth quarter of 2008 leaving a carrying value of zero.

The following is a summary of our mineral properties at December 31, 2008 and December 31, 2007.

	At December 31, 2008	At December 31, 2007
Alaska Properties
Southwest Kuskokwim Project	$-	$71,450
Kelly Creek – Mineral Lease	-	83,600
Idaho Properties
Golden Meadows Project	33,125	33,125
Total	$33,125	$188,175

The Company or its joint venture partner is required to perform certain work commitments and pay annual assessments to the States of Alaska and Idaho to hold these claims in good standing.  See “Note 13. Commitments and Contingencies”.

NOTE 6.  Royalty Interest in Mineral Property

On January 24, 2008, the Company entered into an Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig (the “Oberbillig Agreement”).  Pursuant to the terms of the original Agreement, the Company was granted an exclusive option through August 15, 2008 to purchase a 5% (five percent) net smelter royalty interest (“NSR”) in real property located in Valley County, Idaho.  This royalty applied to any metal produced from lands sold by the estate of J.J. Oberbillig to Bradley Mining Co. in 1941.  The Yellow Pine gold property, now controlled by Vista Gold Corporation and the subject of a December 2006 Canadian National Instrument 43-101 report, is subject to the 5% NSR.  The NSR has a total Purchase Price of $1,642,480.  As consideration for entering into the Option Agreement, the Company paid $400,000.

The original closing date was to be on or before August 15, 2008, but at the closing the Company did not exercise the option due to the unsuccessful attempt to obtain a joint venture partner on the property.  The Company then began negotiations with the Estate of J.J. Oberbillig to extend the option purchase date and on November 4, 2008 the Company received a letter of understanding from the attorneys for both JJO and the heirs of the Estate of J.J. Oberbillig stating that they were willing to accept Gold Crest’s new proposed terms provided they could get the royalty right holders approval.

During the second half of 2008, the Company determined that the $400,000 carrying value of the royalty interest had been impaired based on the fact that the Company had been unsuccessful in finding any potential joint venture partners and there was a very high probability that the Company would not exercise the option to purchase, which had been extended to May 1, 2009, and recorded a write-down of $400,000 which was recognized as an impairment of mineral properties and royalty interest in the fourth quarter of 2008 leaving a carrying value of zero.  See “Note 14. Subsequent Events – Assignment of Royalty Interest in Mineral Property”.

NOTE 7.  Common Stock and Common Stock Warrants

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

During the year ended December 31, 2008, the Company had the following issuances of common stock:

1.
The Company issued 556,500 shares of restricted common stock upon the payment of promissory notes in the amount of $111,300 issued as part of the November 2007 private placement.  See “Note 9. Common Stock Subscribed”;

2.	The Company issued 300,000 shares of restricted common stock upon the exercise of 300,000 warrants and received gross proceeds in the amount of $90,000;
3.	The Company issued 100,000 shares of restricted common stock for $10,000 worth of services performed;
4.	The Company issued 400,000 shares of common stock to two newly appointed directors valued at $40,000;
5.	The Company issued 1,666,667, 3,000,000 and 1,000,000 shares of restricted common stock for cash proceeds of $250,000, $300,000 and $50,000, respectively.

In November 2007 the Company completed a private placement of units for gross proceeds of $939,500, of which $132,500 was in the form of promissory notes at December 31, 2007.  See “Note 9. Common Stock Subscribed”.  In the aggregate, the Company issued 4,591,500 units at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one full common stock purchase warrant.  Each warrant is exercisable for a period of two (2) years from the closing to purchase one share of common stock at a price of $0.30 per share.  At December 31, 2008 there were 4,291,500 warrants outstanding exercisable at $0.30 per share with expiration dates ranging from October 21, 2009 to November 19, 2009.

The following is a summary of warrant activity in 2007 and 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding January 1, 2007	—	$—
Issued	4,697,500	0.30
Outstanding at December 31, 2007	4,697,500	$0.30
Issued	—	0.30
Exercised	300,000	0.30
Forfeited	106,000	0.30
Outstanding at December 31, 2008	4,291,500	$0.30
Warrants exercisable at December 31, 2008	4,291,500	$0.30

See Note 10 for stock issued under stock compensation plans.

NOTE 8.  Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock is entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.  The authorized but un-issued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.  The Directors in their sole discretion have the power to determine the preferences, limitations, and relative rights of each series of Preferred Stock within the limits set forth in the Nevada Business Corporation Act.  At December 31, 2008, no preferred stock has been issued.

NOTE 9.  Common Stock Subscribed

As described in Note 7, in November 2007, the Company completed a private placement of 4,697,500 units. Of the total units, 662,500 units were subscribed in exchange for promissory notes with a value of $132,500 and due dates extending through September 1, 2008.

During the year ended December 31, 2008 the Company received payments on the promissory notes in the amount of $111,300 which constituted partial payments on the promissory notes and issued a total of 556,500 units.

In December, 2008 the Company decided to forgive the final $21,200 worth of outstanding promissory notes which constituted 106,000 units that will not be issued bringing down the total units issued as part of the November 2007 private placement to only 4,591,500 units.

NOTE 10.  Stock Based Compensation

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees.  As of December 31, 2008, the maximum number of shares available for issuance under the 2007 Stock Plan was 5,270,000.

Stock Options
During the year ended December 31, 2008 the Company did not issue any new options under the 2007 Stock Plan.  During that same period, 430,000 stock options with a weighted average exercise price of $0.47 were forfeited due to an officer and a board member resigning. Compensation expense was recorded of $121,089 was recognized in 2008 for the options issued in 2007, which vested during the year ended December 31, 2008.

During the year ended December 31, 2007, the Company issued 6,380,000 options under the 2007 Stock Plan with exercise prices ranging from $0.28 to $0.53 with vesting at various dates through 2009.  These options were granted to members of the board of directors, officers, employees and consultants of the Company.  The fair value of each option is estimated on the date of grant using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value:  risk free interest of 3.53%; volatility of 99.9%; dividend rate of 0%; and expected life of 4.51 to 6.51 years.  The total value of options awarded during the year ended December 31, 2007 was calculated at $1,167,217.  Expense was recorded of $1,032,772 for the options which were earned in the year ended December 31, 2007.  The expense was recorded $945,975 as professional consulting fees and $86,798 as compensation expense.

The following is a summary of stock option activity in 2007 and 2008:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2007	200,000	$0.30
Granted	6,380,000	0.52
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2007	6,580,000	$0.51
Options exercisable at December 31, 2007	5,920,000	$0.51
Weighted average fair value of options granted during 2007	$0.18
Outstanding January 1, 2008	6,580,000	$0.51
Granted	—	—
Exercised	—	—
Forfeited	430,000	0.47
Expired	—	—
Outstanding at December 31, 2008	6,150,000	$0.51
Options exercisable at December 31, 2008	6,150,000	$0.51
Weighted average fair value of options granted during 2008	—

The 6,150,000 shares under options at December 31, 2008 have expiration dates ranging as follows:  200,000 expire on August 20, 2009, 5,340,000 expire on June 18, 2012, 280,000 expire on September 11, 2012 and the final 330,000 expire on June 18, 2013.   At December 31, 2008 the fully vested stock options have no intrinsic value due to the fact that the option exercise prices are greater than the market price on that date.

Stock Awards Under the 2007 Stock Plan

During the year ended December 31, 2008, the Company issued 400,000 shares of fully-vested common stock to two newly appointed board members of the Company that was earned based on board compensation.  The total value of the stock awards granted and expensed during the year ended December 31, 2008 was calculated at $40,000.

During the year ended December 31, 2007, the Company issued 50,000 shares of fully-vested common stock to an officer of the Company that was earned based on field performance.  The total value of the stock award granted and expensed during the year ended December 31, 2007 was calculated at $14,000.

NOTE 11.  Income Taxes

At December 31, 2008 and 2007 the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2008 and December 31, 2007. The significant component of the deferred tax asset at December 31, 2008 and 2007 was as follows:

	December 31, 2008	December 31, 2007
Net operating loss carry forward	$4,400,000	$2,900,000
Deferred tax asset
Net operating loss carry forward	$1,644,000	$990,000
Exploration costs	938,000	1,022,000
Stock based compensation	392,000	351,000
	2,974,000	2,363,000
Deferred tax asset valuation allowance	(2,974,000)	(2,363,000)
Net deferred tax asset	$—	$—

At December 31, 2008 and 2007 the Company had net operating loss carry forwards of approximately $4,400,000 and $2,900,000 respectively, which expire in the years 2027 through 2028. The change in the allowance account from December 31, 2007 to December 31, 2008 was $611,000.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company did not find any tax positions and therefore did not accrue a tax liability as of December 31, 2008.  We have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2005 through 2007 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 12.  Related Party Transactions

During the years ended December 31, 2008 and 2007, the following related transactions occurred:

During the year ended December 31, 2007, the Company awarded 2,000,000 stock options to Frank D. Duval, a greater than 5% (five percent) shareholder.  This stock option award was recorded as professional consulting fees of $357,099.

During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Terrence J. Dunne while serving as Chief Financial Officer and Director of the Company.  The award was not related to his services as CFO or Director, but for consulting services and guaranteeing a line of credit. This stock option award was recorded as professional consulting fees of $267,825. During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Howard M. Crosby while serving as a Director of the Company.  The award was not related to his services as Director, but for consulting services and guaranteeing a line of credit. This stock option award was recorded as professional consulting fees of $267,825.

On April 23, 2008, the Company issued 1,666,667 shares at $0.15 per share for total cash received of $250,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the Golden Lynx LLC we entered into on April 18, 2008.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, a greater than 5% (five percent) shareholder, as payment for professional services rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009.  During the year ended December 31, 2008 the Company paid Mrs. Duval $6,000 and accrued in accounts payable another $30,000.

On June 16, 2008, the Company issued 3,000,000 shares at $0.10 per share for total cash received of $300,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the letter of intent with Cougar Gold for a joint venture on our Idaho properties.  See “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

On August 26, 2008, the Company issued 500,000 shares at $0.10 per share for total cash received of $50,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the sixty day extension to the letter of intent with Cougar Gold for them to perform additional due diligence on the property.  As part of the extension deal, if Cougar Gold decided not to go forward with the Idaho joint venture then the Company would issue another 500,000 shares at no cost to Cougar Gold bringing the average share price down to $0.05 per share.  On September 9, 2008, after being informed by Cougar Gold that they did not intend to go forward with the joint venture on our Idaho properties we issued the other 500,000 shares at no cost.  See “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

NOTE 13.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 37,560 acres of land of which 15,320 acres have been transferred into Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC.  Future annual assessment work and annual rental payments will be paid by the Company or Cougar Gold, LLC per their agreement unless the joint venture partner terminates their relationship with the Company and gives Gold Crest at least six months notice before the payments or assessment work is due.

By September 1, 2009 the Company or the Company’s joint venture partner will need to have completed $46,800 of assessment work on the claims to the State of Alaska and as of December 31, 2008 this entire amount has been covered by the earn-in requirements per our joint venture agreements with both Newmont Mining Corporation and Cougar Gold.  The Company or the Company’s joint venture partner will also be required to pay annual rent amounting to $23,475 to the State of Alaska.     See “Note 5. Mineral Properties - Golden Lynx, LLC”.

Idaho Mineral Property Rent and Assessment Work Commitments

In central Idaho, the Company controls approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres on federally-owned public lands administered by the Payette and Boise National Forests. Mill site claims do not require annual assessment work, but do require annual maintenance payments to DOI Bureau of Land Management which will total $5,750 due by September 1, 2009.  The 185 unpatented federal lode claims will require a total of $18,500 worth of assessment work to be performed by September 1, 2009 or in lieu of the work, a one-time payment of $23,125 would satisfy the annual maintenance fee in order to hold the Idaho properties for an additional year.

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

NOTE 14.  Subsequent Events

Private Placement

On February 2, 2009 the Company began a private placement offering up to a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.  On March 13, 2009, the Company’s board of directors unanimously decided to close the offering effective immediately.  As of March 13, 2009, the Company had issued 1,000,000 shares raising a total of $10,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

Purchase Agreement on Idaho Unpatented Claims

On March 13, 2009 the Company signed a Purchase Agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company, as an individual or agent for and on behalf of a company to be formed for the purpose of acquiring the mining claims the subject of the Agreement.

Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.  The selling price is $50,000 for all of its rights, title and interest in and to the Claims as follows:

(a)  $25,000 within 10 days of the execution of the Agreement, and

(b)  $25,000 October 1, 2009.

As part of the agreement, the purchaser shall timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser shall notify the Company in writing, no later than August 1, 2009, of their intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.

Assignment of Mining Lease and Option to Purchase Agreement with Bradley Mining Company

On March 13, 2009 the Company assigned the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company (the “Bradley Option Agreement”) to Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company.  The assignment is part of the “Purchase Agreement” above.  See “Note 5. Mineral Properties - Mining Lease and Option to Purchase Agreement with Bradley Mining Company”.

Assignment of Royalty Interest in Mineral Property

On March 13, 2009 the Company assigned the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig (the “Oberbillig Agreement”) to Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company.  The assignment is part of the “Purchase Agreement” above.  See “Note 6. Royalty Interest in Mineral Property”.

Assignment of Option and Real Property Sales Agreement with JJO, LLC.

On March 13, 2009 the Company assigned the Option and Real Property Sales Agreement with JJO, LLC, (“JJO”) to Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company.  The assignment is part of the “Purchase Agreement” above.  See “Note 5. Mineral Properties - Option and Real Property Sales Agreement with JJO, LLC.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and Rule 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f)).

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to   provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, for a company of our size, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides the names, positions and ages of our directors and officers:
Name	Age	Position
John P. Ryan	46	President, Chief Executive Officer and Director
Thomas H. Parker	66	Director
Bobby E. Cooper(2)(3)	63	Director
Robert O’Brien(3)	75	Director
Terrence J. Dunne(1)(2)	60	Secretary/Treasurer and Director
Daniel R. McKinney Sr.	60	Director
Matthew J. Colbert	40	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee
(3)	Member of the Compensation Committee.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

John P. Ryan.  Mr. Ryan was appointed as President and CEO of the Company on November 13, 2008. Mr. Ryan has extensive experience with development-stage resource companies. Mr. Ryan has been a Director of the Company since June, 2008. Mr. Ryan was Founder and Chairman of U.S. Silver Corporation (a producing silver company) from June, 2006 until September, 2008. Mr. Ryan was Secretary and Chief Financial Officer of High Plains Uranium, Inc. (a uranium exploration and production company) ("High Plains") from incorporation in February 2005 until September 2006 (High Plains became a reporting issuer in all jurisdictions in Canada in November 2005). He also served from April 2004 to February 2005 as a director (in addition to Secretary and Chief Financial Officer) of High Plains Uranium, Inc. (Idaho), the predecessor to High Plains. During the period of 1996 until 2006, he held various positions with Cadence Resources Corporation, a U.S. public natural resources company, including Vice President of Corporate Development (1996-2005), Secretary (1998-2006) and a director (1997-2005). Mr. Ryan has also been Chief Financial Officer and a director of Trend Mining Company since August 2000. He served as President and a director of Grand Central Silver Mines Inc. from 1998 until 2000 and was a director of Metalline Mining Company from 1996 until 1999. Mr. Ryan attended the University of Idaho where he received a B.S. degree in Mining Engineering, and he also received a Juris Doctor from Boston College. Mr. Ryan is a former U.S. Naval Officer.

Thomas H. Parker.  Mr. Parker has been a Director of the Company since March of 2007.  Mr. Parker served as the President, Chief Executive Officer and Director of the Company from March 2007 to November 2008.  Mr. Parker has worked extensively in senior management positions in the mining industry for the past 40 years.  From March 2006, until February 2007, Mr. Parker was the Chief Executive Officer and a Director of High Plains Uranium.  From 1995 to March 2006, he was the Executive Vice President of Anderson and Schwab, a New York-based consulting firm where his clients included UBS Warburg and Norilsk Nickel.  Prior to joining Anderson and Schwab, he was President and Chief Executive Officer of Costain Coal Inc., a large coal company with over 2,000 employees that produced steam and metallurgical coal from January 1992, to September 1994.  Earlier in his career, Mr. Parker managed coal mining operations for Arco Coal, Anaconda Minerals, and Kerr McGee, among others.  From 1978 to 1981, he was director and project manager for Conoco’s uranium joint venture with Cogema and the French government in Niger.  Currently Mr. Parker serves as the President and CEO of U.S. Silver Corporation.  Mr. Parker is a mining engineering graduate from the South Dakota School of Mines with a Master’s Degree in mineral engineering management from Pennsylvania State University.

Bobby E. Cooper.  Mr. Cooper became a director of the Company in August 2006.  Mr. Cooper has over 40 years of diversified mining industry experience from maintenance supervisor and mine manager to President & CEO of Kennecott Corporation a wholly owned subsidiary of RTZ. As Group Mining Executive, worldwide, for RTZ, while posted in London, Mr. Cooper represented Rio Tinto on the Board of Escondida, the world's largest copper mine located in Chile. Prior to being named CEO of Kennecott, Mr. Cooper held the positions of Chief Operating Officer, V.P. Environmental Affairs and V.P. U.S. Mines.  Prior to joining Kennecott, Mr. Cooper served as President of Thunder Basin Coal Company. Mr. Cooper also worked at Shell Mining Company, Arch Minerals Corporation and Kerr McGee Coal Corporation, Atlantic Richfield, and Inspiration Consolidated Copper.  Mr. Cooper currently serves as a director of U.S. Silver and Western Prospector, both TSX listed Companies.  Mr. Cooper graduated from Arizona State University with a BA in Business Administration in 1972 and subsequently carried out graduate work in industrial technology and mineral economics. Mr. Cooper has been a Director of Gold Crest Mines, Inc. since 2006.

Terrence J. Dunne.  Mr. Dunne has served as a director and the Company’s Secretary/Treasurer since 2006.  For more than the past six years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses.  Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations. Mr. Dunne currently serves as a director of Rock Energy Resources, Inc., which trades on the OTCBB.  Mr. Dunne is currently serving as a director for Superior Silver Mines, Inc., which trades on the OTCBB.  Mr. Dunne received a degree in Business Administration from Gonzaga University in 1970.  He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984. Mr. Dunne is a former adjunct professor in the School of Business Administration of Gonzaga University, teaching courses in corporate mergers, acquisitions and reorganizations.

Robert O’Brien.  Mr. O’Brien has served as a director of the Company since 2004.  Since July 1996, Mr. O’Brien has been the sole owner and manager of Spokane Quotation Bureau, LLC, a company, which publishes stock quotations for companies traded over-the-counter.  Mr. O’Brien has over 45 years experience with private and publicly held companies. He has served as an Owner, CEO, Officer, Director, and Accredited Investor in various categories including: Direct Management, Public and Investor Relations, Corporate Relations and Reverse Mergers and Acquisitions.  Since July 1996, Mr. O'Brien has owned and operated Spokane Quotation Bureau, LLC, a company that tracks and publishes stock quotations for selected over-the-counter stock trades.  Mr. O’Brien graduated from Gonzaga University with a BA degree in Economics.

Daniel R. McKinney, Sr.  Mr. McKinney joined Gold Crest Mines, Inc. as a Director in April of 2008.  Mr. McKinney has been a real estate broker for approximately 30 years.  He is a principal and developer of commercial and residential real estate projects in Washington, Idaho and Arizona.  Since 1989 he has owned and operated a disability management consulting firm and has worked as a senior consultant specializing in negotiated settlements and forensic testimony on disability related court cases.  He received a Bachelor of Arts degree in Psychology from Eastern Washington University in 1973 and a Master of Education Degree from Whitworth University in 1977.  Mr. McKinney is a past director and officer of Silver Crest Resources, Inc. and a past director and officer of Hanover Gold/Rock Energy Resources.

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

Audit Committee
On April 22, 2008 and April 24, 2008, the Company received a letter of resignation from Gerald Booth and Thomas Loucks, respectively, as directors effective immediately, and as such Mr. Booth and Mr. Loucks no longer serve on the Audit Committee.  As of December 31, 2008 Terrence Dunne now comprises the Company’s Audit Committee.  The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics.  The Board of Directors has determined that Terrence Dunne meets the SEC definition of an “audit committee financial expert”.

Nominating and Corporate Governance Committee
On April 22, 2008, the Company received a letter of resignation from Gerald Booth as a director effective immediately, and as such Mr. Booth no longer serves on the Nominating and Corporate Governance Committee.  Bobby Cooper and Terrence Dunne comprise the Company’s Nominating and Corporate Governance Committee.  Mr. Cooper is an independent member of that Committee. The Corporate Governance and Nominating Committee is responsible for developing the Company’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of the Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of the Company’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of the Company, monitoring the quality and effectiveness of the Company’s corporate governance system and ensuring the effectiveness and integrity of the Company’s communication and reporting to shareholders and the public generally.

Compensation Committee
On January 20, 2009, the Company received a letter of resignation from Howard Crosby as a director effective immediately, and as such Mr. Crosby no longer serves on the Compensation Committee.  Bobby Cooper and Robert O’Brien comprise the Company’s Compensation Committee.  Mr. Cooper is an independent member of that Committee. The Compensation Committee is responsible for setting the compensation for the officers and the other agents and employees of the corporation. The Committee may delegate the authority to set the compensation of the officers, agents, and employees to the President.  No officer may be prevented from receiving compensation as an officer solely because the officer is also a director of the corporation.  The Committee shall fix the amount or salary to be paid to each director for service as a director or for attendance at each meeting of the Board.  Salary or payment for service as a director shall not preclude a director from serving the corporation in any other capacity or from receiving compensation for service in that other capacity.

Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

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

During 2008, certain of our directors and executive officers who own our stock filed Forms 3, 4 or 5 with the Securities and Exchange Commission.  The information on these filings reflects the current ownership position of all such individuals.  To the best of our knowledge, during 2008 all such filings by our officers and directors were made timely.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Directors, Officers and employees.  A copy of our Code of Conduct and Ethics can be obtained at no cost, by telephone at (509) 893-0171, by mail at: Gold Crest Mines, Inc., 724 East Metler Lane, Spokane, Washington 99218, attention: Investor Relations, or at our website: www.goldcrestminesinc.com.  We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth, for the years ended December 31, 2008 and 2007, compensation paid to our Chief Executive Officer, Chief Financial Officer and Vice President of Exploration (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 and 2007

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)

John P. Ryan (1)(4)	2008	—	$20,000	—	$20,000
President and Chief Executive
Officer

Thomas H. Parker (2)(4)	2008	$143,304	—	—	$143,304
President and Chief Executive	2007	$125,000	$106,000	$195,151	$426,151
Officer

Christopher M. Dail (3)	2008	$103,286	—	—	$103,328
V.P. of Exploration	2007	$115,417	$14,000	—	$129,417

(1)
 Mr. Ryan was appointed President and Chief Executive Officer on November 13, 2008 and Director on June 5, 2008.  The $20,000 Stock Award was for services as a Director.  Mr. Ryan receives no compensation for his role as President and CEO.

(2)
Mr. Parker was appointed President and Chief Executive Officer and Director on March 13, 2007.  Mr. Parker later resigned as President and Chief Executive Officer effective November 13, 2008.  The $106,000 Stock Award was for services as a Director.

(3)	Mr. Dail resigned as V.P. of exploration on October 15, 2008.
(4)	The named individuals also served as Directors of the Company and the compensation related to their services as Director is reflected in this table and not in the Director Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning year-end number and value of unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Thomas H. Parker(1)	670,000	—	$0.53	06/19/2012
President and Chief Executive
Officer

Christopher M. Dail	200,000		$0.30	09/20/2009
V.P. of Exploration

John Ryan	—	—
President and Chief Executive
Officer

(1)	Mr. Parker served as President and Chief Executive Officer from March 13, 2007 until November 13, 2008.

Employment Agreements

The following is a summary of the employment agreements that were in effect between us and each of the Named Executive Officers during the last fiscal year. In March 2007, we entered into an employment agreement with Thomas H. Parker who was elected as our President and Chief Executive Officer. His agreement is summarized below.

Thomas H. Parker

Thomas H. Parker’s executive compensation agreement was for a 2-year term commencing on March 1, 2007, and was terminated on November 13, 2009 by mutual consent.  Mr. Parker’s compensation is $150,000 for the initial year and $200,000 for the second year subject to adjustments for merit at the discretion of the Board.  In addition, Mr. Parker was granted one million incentive stock options at an option price exercisable at $0.53 per share.  Options to acquire 340,000 shares to vest immediately, options to acquire 330,000 shares to vest on March 31, 2008, and options to acquire 330,000 shares to vest on March 31, 2009.  All of the options have a term of 5 years from the date of vesting.  Upon termination by the Company without cause, Parker is entitled to 18 months of his then current salary.  There is a termination for cause provision.  A change in control of the Company, to be defined in the agreement, triggers a lump sum payment to Mr. Parker equal to eighteen months of his then current salary.

On November 13, 2008 Mr. Parker resigned from the Company.  Due to the financial condition of the Company Mr. Parker elected not to pursue his severance package.  Mr. Parker was fully vested in 670,000 of the 1,000,000 shares that were granted to him per the paragraph above.  The remaining 330,000 were forfeited and returned to the plan.  Mr. Parker remains a director of the Company.

Director Compensation

The following table sets forth information concerning compensation paid for the year ended December 31, 2008 to directors who were not employees. Mr. Ryan, who is an employee and Thomas Parker who was an employee during the year, have their compensation as a Director fully reflected in the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Daniel R. McKinney, Sr.	—	$20,000	—	$20,000
Howard M. Crosby	—	—	—	—
Terrence J. Dunne	—	—	—	—
Bobby E. Cooper	—	—	—	—
Robert O’Brien	—	—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 4, 2009 regarding the ownership of our Common Stock by:

• each person who is known by us to own more than 5% of our shares of common stock;

• each of our named executive officers and directors; and

• all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 84,776,995 shares of common stock outstanding as of March 4, 2008.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following March 4, 2008 subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
John P. Ryan 301 Central Ave., Apt. 384, Hilton Head, SC 29926	3,535,000	4.17%
Thomas H. Parker(1) 191 Somerset Dr., Kalispell, MT 59901	2,400,000	2.80%
Bobby E. Cooper (2) P.O. Box 69430, Tucson, AZ 85737	1,700,000	2.00%
Robert W. O’Brien(3) 1511 S. Riegel Ct., Spokane, WA 99212	3,272,963	3.85%
Terrence J. Dunne(4) 1224 W. Riverside Ave., Apt 1006 Spokane, WA 99201	10,259,464	11.87%

Daniel R. McKinney Sr.(5) 607 S. Government Way, Spokane, WA 99224	1,512,000	1.78%
Matt J. Colbert(6) 724 E. Metler Lane, Spokane, WA 99218	125,000	0.15%
Total of all executive officers and directors (7 individuals) (7)	22,804,427	25.86%

Howard M. Crosby (8) P.O. Box 2056, Walla Walla, WA 99362	5,250,000	6.07%
Tony Alford(9) 7040 Interlaken Dr., Kernersville, NC 27284	6,782,960	7.91%
Frank D. Duval(10) P.O. Box 687, Veradale, WA 99037	7,185,000	8.26%
Cougar Gold LLC(11) 1700 Lincoln St., Ste 2600, Denver, CO 80203	5,666,667	6.68%

(1)	Includes 670,000 shares issuable upon the exercise of vested options and 250,000 shares issuable upon the exercise of a warrant.
(2)	Includes 250,000 shares issuable upon the exercise of a warrant.
(3)	Includes 219,028 shares issuable upon the exercise of a warrant.
(4)
Includes 3,000,000 shares owned by Cork Investments, Inc. all of which are controlled by Mr. Crosby.  Also includes 1,500,000 shares issuable upon the exercise of vested options and 159,660 shares issuable upon the exercise of a warrant.

(5)	Includes 200,000 shares issuable upon the exercise of a warrant. Also includes 18,500 shares held in spouses IRA.
(6)	Includes 125,000 shares issuable upon the exercise of vested options.
(7)	Includes 3,995,000 shares issuable upon the exercise of vested options and 1,258,567 shares issuable upon the exercise of warrants.
(8)	Includes 1,500,000 shares issuable upon the exercise of vested options and 179,879 shares issuable upon the exercise of a warrant.
(9)
Mr. Alford is not an Officer or Director of the Company but is a 5% or greater shareholder.  Includes 1,000,000 shares issuable upon the exercise of a warrant.  The shares were verified by the Columbia Stock Transfer Company and by a NOBO listing obtained by Broadridge with a record date of March 4, 2009.

(10)
Mr. Duval is not an Officer or Director of the Company but a 5% or greater shareholder.  Includes 2,000,000 shares issuable upon the exercise of vested options and 166,433 shares issuable upon the exercise of a warrant.  Includes 416,667 shares owned by St. Louis Drumlummon, all of which are controlled by Mr. Duval.  The shares were verified by the Columbia Stock Transfer Company and by a NOBO listing obtained by Broadridge with a record date of March 4, 2009.

(11)	Cougar Gold LLC is a 5% or greater shareholder. The shares were verified by the schedule 13G filed with the Securities and Exchange Commission on June 16, 2008.

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	200,000	$0.30	n/a
Equity compensation plans approved by security holders:
2007 Stock Plan	5,950,000	$0.52	5,600,000	(1)
Total	6,150,000	$0.51	5,600,000

(1)	The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2008 and 2007, and to date in 2009, the following related transactions occurred:

During the year ended December 31, 2007, the Company awarded 2,000,000 stock options to Frank D. Duval, a greater than 5% (five percent) shareholder.  This stock option award was recorded as professional consulting fees of $357,099.

During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Terrence J. Dunne while serving as Chief Financial Officer and Director of the Company.  The award was not related to his services as CFO or Director, but for consulting services and guaranteeing a line of credit. This stock option award was recorded as professional consulting fees of $267,825.

During the year ended December 31, 2007, the Company awarded 1,500,000 stock options to Howard M. Crosby while serving as a Director of the Company.  The award was not related to his services as Director, but for consulting services and guaranteeing a line of credit. This stock option award was recorded as professional consulting fees of $267,825.

On March 26, 2008, Terry Dunne, the Secretary/Treasurer and a director of the Company exercised 71,788 warrants to purchase shares at $0.30 per share and paid the Company $21,536.  Also on April 28, 2008 he exercised another 23,333 warrants to purchase shares at $0.30 per share and paid the Company $7,000.  The warrants were part of the November 2007 private placement.

On March 26, 2008, Howard Crosby, a director of the Company exercised 90,340 warrants to purchase shares at $0.30 per share and paid the Company $27,102.  The warrants were part of the November 2007 private placement.

On March 26, 2008, Frank Duval, a greater than 5% shareholder of the Company exercised 66,900 warrants to purchase shares at $0.30 per share and paid the Company $20,070.  Also on April 28, 2008 he exercised another 16,667 warrants to purchase shares at $0.30 per share and paid the Company $5,000.  The warrants were part of the November 2007 private placement.

On April 23, 2008, the Company issued 1,666,667 shares at $0.15 per share for total cash received of $250,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the Golden Lynx LLC we entered into on April 18, 2008.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, a greater than 5% (five percent) shareholder, as payment for professional services rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009.  During the year ended December 31, 2008 the Company paid Mrs. Duval $6,000 and accrued in accounts payable another $30,000.

On June 16, 2008, the Company issued 3,000,000 shares at $0.10 per share for total cash received of $300,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the letter of intent with Cougar Gold for a joint venture on our Idaho properties.  See “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

On August 26, 2008, the Company issued 500,000 shares at $0.10 per share for total cash received of $50,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the sixty day extension to the letter of intent with Cougar Gold for them to perform additional due diligence on the property.  As part of the extension deal, if Cougar Gold decided not to go forward with the Idaho joint venture then the Company would issue another 500,000 shares at no cost to Cougar Gold bringing the average share price down to $0.05 per share.  On September 9, 2008, after being informed by Cougar Gold that they did not intend to go forward with the joint venture on our Idaho properties we issued the other 500,000 shares at no cost.  See “Note 5. Mineral Properties - Letter of Intent with Cougar” to our consolidated financial statements for further details.

On March 13, 2009 the Company signed a Purchase Agreement (the "Agreement") with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company, as an individual or agent for and on behalf of a company to be formed for the purpose of acquiring the mining claims the subject of the Agreement (the “Purchaser”).

Under the terms of the Agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, and Option and Real Property Sales Agreement with JJO, LLC to the Purchaser.  The selling price for the claims and the assignment of the agreements is $50,000 payable as follows:

(a)  $25,000 within 10 days of the execution of the Agreement, and

(b)  $25,000 October 1, 2009.

As part of the Agreement, the Purchaser is required to timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser shall notify the Company in writing, no later than August 1, 2009, of its intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.

Director Independence

Director Bobby E. Cooper is an independent member of the board of directors as defined by NASDAQ Marketplace Rules 4200(a)(15) and 4350(d)(2) respectively.

In determining the matter of independence, Mr. Cooper had no transactions, relationships or arrangements with the Company prior to or after becoming a director of the Company except for becoming a shareholder of the Company pursuant to the shares granted to him as directors’ fees, his investment participation in the Company’s private placements on the same terms as all other investors in that offering.  In determining the matter of director independence, the following independence criteria were utilized:

(1)           a director who is, or at any time during the past three years was, employed by the company or by any parent or subsidiary of the company;

(2)           a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:
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

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2008 and 2007  and reviews of the consolidated financial statements included in the Company’s Forms 10-QSB and 10-Q were $22,800 and $37,900, respectively.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit Committee meets prior to the filing of any Form 10-Q or 10-K to approve those filings.  In addition, the Company’s audit committee pre-approves all services provided to the Company by DeCoria, Maichel & Teague P.S. or any other professional services firm that are related to the preparation of the Company’s financial statements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document
3.1	Articles of Incorporation for Silver Crest Mines, Inc. 9/11/1968. Filed as Exhibit 3.1 with the Company’s 10-SB12G on January 8, 2007.
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. 12/20/1982. Filed as Exhibit 3.2 with the Company’s 10-SB12G on January 8, 2007.
3.3	Articles of Incorporation of Silver Crest Resources, Inc. 1/28/2003. Filed as Exhibit 3.3 with the Company’s 10-SB12G on January 8, 2007.
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada on 6/11/2003. Filed as Exhibit 3.4 with the Company’s 10-SB12G on January 8, 2007.
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho on 6/11/2003. Filed as Exhibit 3.5 with the Company’s 10-SB12G on January 8, 2007.
3.6
Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada on 8/4/2006. Filed as Exhibit 3.6 with the Company’s 10-SB12G on January 8, 2007.

3.7
Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho on 8/4/2006. Filed as Exhibit 3.7 with the Company’s 10-SB12G on January 8, 2007.

3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation 8/14/2006. Filed as Exhibit 3.8 with the Company’s 10-SB12G on January 8, 2007.
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. 7/28/2006. Filed as Exhibit 3.9 with the Company’s 10-SB12G on January 8, 2007.
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. 1/11/2005. Filed as Exhibit 3.10 with the Company’s 10-SB12G on January 8, 2007.
3.11	Amended Bylaws adopted September 12, 2007. Filed as Exhibit 3.11 with the Company’s 10-KSB on March 26, 2008.
10.1	Employment Contract of Thomas H. Parker. Filed as Exhibit 10a with the Company’s 10-SB12G/A on August 6, 2007. Filed as Exhibit 3.11 with the Company’s 10-KSB on March 26, 2008.
10.2	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig. Filed as Exhibit 10.3 with the Company’s 10-KSB on March 26, 2008.
10.3
Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig. Filed as Exhibit 10.4 with the Company’s 10-KSB on March 26, 2008.

10.4
Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation. Filed as Exhibit 10.5 with the Company’s 10-Q on August 11, 2008.

10.5	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC. Filed as Exhibit 10.6 with the Company’s 10-Q on August 11, 2008.
10.6
AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation. Filed as Exhibit 10.7 with the Company’s 10-Q on August 11, 2008.

10.7
Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation. Filed as Exhibit 10.8 with the Company’s 10-Q on August 11, 2008.

10.8
Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation. Filed as Exhibit 10.9 with the Company’s 10-Q on August 11, 2008.

10.9	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval. Filed herewith.
14	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008. Filed as Exhibit 14.1 with the Company’s 8-K on March 3, 2008.
21	Subsidiaries of the Issuer. Filed as Exhibit 21 with the Company’s 10-SB12G on January 8, 2007.
23.1	Consent of DeCoria, Maichel & Teague P.S., independent registered public accounting firm. Filed herewith.

99	Gold Crest Mines, Inc., 2007 Stock Plan. Filed as Exhibit 99 with the Company’s 10-SB12G/A on August 6, 2007.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith.
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350. Filed herewith
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350. Filed herewith

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 25, 2009.

GOLD CREST MINES, INC.

By:	/s/ John P. Ryan
John P. Ryan
President and CEO
(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 25, 2009.

/s/ JOHN P. RYAN	President, Chief Executive Officer and Director
John P. Ryan
(Principal Executive Officer)

/s/ MATT J. COLBERT	Chief Financial Officer
Matt J. Colbert
(Principal Financial and Accounting Officer)

/s/ TERRENCE J. DUNNE	Director and Secretary / Treasurer
Terrence J. Dunne

/s/ THOMAS H. PARKER	Director
Thomas H. Parker

/s/ BOBBY E. COOPER	Director
Bobby E. Cooper

/s/ ROBERT W. O’BRIEN	Director
Robert W. O’Brien

/s/ DANIEL R. MCKINNEY, SR.	Director
Daniel R. McKinney, Sr.