Form 10-K/A
period 2008-12-31
GOLD CREST MINES INC
filed 2009-04-30
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K/A-1

(Mark one)

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

EXPLANATORY NOTE

We have made revisions to Item 11 “Executive Compensation” and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and have revised note 10 of the financial statements included in Item 8.  Specifically, we have amended these sections to include shares issuable upon exercise of 330,000 options held by Mr. Thomas H. Parker which were inadvertently omitted from the original filing.  The effect is also to increase the number of outstanding options and to increase the number of shares beneficially owned by Mr. Parker by this amount.  Management has determined that the change is immaterial to the financial statements and as such the auditors will not be providing an updated auditor’s report or a consent form.

Also, the certifications required by Exhibits 31 and 32 are included as exhibits with this amended report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 25, 2009.

PART I

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Gold Crest Mines, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
(Continued)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balances, December 31, 2007	77,416,328	$ 77,417	$ 8,511,183	$ (132,500)	$ (7,447,180)	$ 1,008,920

Stock warrants:
Exercised at $0.30 per share	300,000	300	89,700	-	-	90,000
Stock options:
for share-based compensation
at $0.28 per share	-	-	121,089	-	-	121,089
Issuance of Common Stock:
for directors fees at
$0.10 per share	400,000	400	39,600	-	-	40,000
for services at $0.10 per share	100,000	100	9,900	-	-	10,000
for cash ranging from $0.05
to $0.15 per share	5,666,667	5,666	594,334	-	-	600,000
for common stock subscribed	-	-	-	111,300	-	111,300
Forgiveness of remaining
common stock subscribed	(106,000)	(106)	(21,094)	21,200	-	-
Net loss for year ended
December 31, 2008				-	(1,898,724)	(1,898,724)
Balances, December 31, 2008	83,776,995	$ 83,778	$ 9,344,712	$ -	$ (9,345,904)	$ 82,585

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

The following is a summary of our mineral properties at December 31, 2008 and December 31, 2007.

	At December 31, 2008	At December 31, 2007
Alaska Properties
Southwest Kuskokwim Project	$ -	$ 71,450
Kelly Creek – Mineral Lease	-	83,600
Idaho Properties
Golden Meadows Project	33,125	33,125
Total	$ 33,125	$ 188,175

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

The following is a summary of warrant activity in 2007 and 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding January 1, 2007	—	$ —
Issued	4,697,500	0.30
Outstanding at December 31, 2007	4,697,500	$ 0.30
Issued	—	0.30
Exercised	300,000	0.30
Forfeited	106,000	0.30
Outstanding at December 31, 2008	4,291,500	$ 0.30
Warrants exercisable at December 31, 2008	4,291,500	$ 0.30

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

Stock Options

During the year ended December 31, 2008 the Company did not issue any new options under the 2007 Stock Plan.   During that same period, 100,000 stock options with an exercise price of $0.28 were forfeited due to a board member resigning. Compensation expense was recorded of $121,089 and was recognized in 2008 for the options issued in 2007, which vested during the year ended December 31, 2008.

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

The following is a summary of stock option activity in 2007 and 2008:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2007	200,000	$ 0.30
Granted	6,380,000	0.52
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2007	6,580,000	$ 0.51
Options exercisable at December 31, 2007	5,920,000	$ 0.51
Weighted average fair value of options granted during 2007	$ 0.18
Outstanding January 1, 2008	6,580,000	$ 0.51
Granted	—	—
Exercised	—	—
Forfeited	100,000	0.28
Expired	—	—
Outstanding at December 31, 2008	6,480,000	$ 0.51
Options exercisable at December 31, 2008	6,480,000	$ 0.51
Weighted average fair value of options granted during 2008	—

The 6,480,000 shares under options at December 31, 2008 have expiration dates ranging as follows:  200,000 expire on August 20, 2009, 5,340,000 expire on June 19, 2012, 280,000 expire on September 11, 2012, 330,000 expire on June 19, 2013 and the final 330,000 expire on June 19, 2014.   At December 31, 2008 the fully vested stock options have no intrinsic value due to the fact that the option exercise prices are greater than the market price on that date.

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

PART III

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2008 and 2007, compensation paid to our Chief Executive Officer, Chief Financial Officer and Vice President of Exploration (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 and 2007

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
John P. Ryan (1)(4)	2008	—	$ 20,000	—	$ 20,000
President and Chief Executive
Officer

Thomas H. Parker (2)(4)	2008	$ 143,304	—	—	$ 143,304
President and Chief Executive	2007	$ 125,000	$ 106,000	$ 195,151	$ 426,151
Officer

Christopher M. Dail (3)	2008	$ 103,286	—	—	$ 103,328
V.P. of Exploration	2007	$ 115,417	$ 14,000	—	$ 129,417

__________________________________________________

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
Thomas H. Parker(1)	1,000,000		$0.53	06/19/2014
President and Chief Executive
Officer
Christopher M. Dail	200,000		$0.30	09/20/2009
V.P. of Exploration
John Ryan	—	—
President and Chief Executive
Officer

__________________________________________________

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

On November 13, 2008 Mr. Parker resigned from the Company.  Due to the financial condition of the Company Mr. Parker elected not to pursue his severance package.  Mr. Parker was fully vested in 670,000 of the 1,000,000 shares that were granted to him per the paragraph above.   The remaining 330,000 will vest on March 31, 2009 since Mr. Parker remains a director of the Company.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
John P. Ryan 301 Central Ave., Apt. 384, Hilton Head, SC 29926	3,535,000	4.17%
Thomas H. Parker(1) 191 Somerset Dr., Kalispell, MT 59901	2,730,000	3.17%
Bobby E. Cooper (2) P.O. Box 69430, Tucson, AZ 85737	1,700,000	2.00%
Robert W. O’Brien(3) 1511 S. Riegel Ct., Spokane, WA 99212	3,272,963	3.85%
Terrence J. Dunne(4) 1224 W. Riverside Ave., Apt 1006 Spokane, WA 99201	10,259,464	11.87%
Daniel R. McKinney Sr.(5) 607 S. Government Way, Spokane, WA 99224	1,512,000	1.78%
Matt J. Colbert(6) 724 E. Metler Lane, Spokane, WA 99218	125,000	0.15%
Total of all executive officers and directors (7 individuals) (7)	23,134,427	26.14%

Howard M. Crosby (8) P.O. Box 2056, Walla Walla, WA 99362	5,250,000	6.07%
Tony Alford(9) 7040 Interlaken Dr., Kernersville, NC 27284	6,782,960	7.91%
Frank D. Duval(10) P.O. Box 687, Veradale, WA 99037	7,185,000	8.26%
Cougar Gold LLC(11) 1700 Lincoln St., Ste 2600, Denver, CO 80203	5,666,667	6.68%

__________________________________________________

(1)

Includes 1,000,000 shares issuable upon the exercise of vested options and 250,000 shares issuable upon the exercise of a warrant.

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

(7)

Includes 2,625,000 shares issuable upon the exercise of vested options and 1,098,907 shares issuable upon the exercise of warrants.

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

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	200,000	$0.30	n/a
Equity compensation plans approved by security holders:
2007 Stock Plan	6,280,000	$0.52	5,270,000	(1)
Total	6,480,000	$0.51	5,270,000

__________________________________________________

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

10.9	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval. Filed as Exhibit 10.9 with the Company’s 10-K on March 25, 2009.
14	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008. Filed as Exhibit 14.1 with the Company’s 8-K on March 3, 2008.
21	Subsidiaries of the Issuer. Filed as Exhibit 21 with the Company’s 10-SB12G on January 8, 2007.
23.1	Consent of DeCoria, Maichel & Teague P.S., independent registered public accounting firm. Filed as Exhibit 10.9 with the Company’s 10-K on March 25, 2009.
99	Gold Crest Mines, Inc., 2007 Stock Plan. Filed as Exhibit 99 with the Company’s 10-SB12G/A on August 6, 2007.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith.
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350. Filed herewith
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350. Filed herewith

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on April 29, 2009.

GOLD CREST MINES, INC.

By: /s/ John P. Ryan

John P. Ryan

President and CEO

(Principal Executive Officer) align=middle height=15 width=15>