Form 10-Q
period 2009-03-31
GOLD CREST MINES INC
filed 2009-05-15
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the transition period from ______ to ______

GOLD CREST MINES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52392	82-0290112
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

724 E Metler Lane Spokane Valley, WA	99206
(Address of principal executive offices)	(Zip Code)

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

YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☒

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

At May 11, 2009, 84,776,995 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,484	$924
Miscellaneous receivable	-	3,000
Prepaid insurance	587	2,865
Prepaid claim fees	12,031	19,250
Deposits, current	-	3,682
Mineral property held for sale	33,125
Total Current Assets	62,227	29,721
Equipment, net of accumulated depreciation
of $20,776 and $20,315, respectively	29,416	34,973
Mineral property	-	33,125
Investment in Golden Lynx LLC, at cost	54,575	54,575
TOTAL ASSETS	$146,218	$152,394

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$75,256	$65,924
Accrued liabilities	4,248	3,885
Deposit on mineral properties held for sale	25,000	-
Total Current Liabilities	104,504	69,809

Total Liabilities	$104,504	$69,809

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 84,776,995 and 83,776,995 shares issued
and outstanding, respectively	84,777	83,777
Additional paid-in capital	9,367,067	9,344,712
Accumulated deficit during exploration stage	(9,410,130)	(9,345,904)
Total Stockholders' Equity	41,714	82,585

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,218	$152,394
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

				From Inception
				January 11, 2005
		Three Months Ended		to
		March 31,	March 31,	March 31,
		2009	2008	2009

REVENUES		$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures		7,219	76,438	4,311,510
Settlement of drilling contract		-	-	161,813
Abandonment of mineral lease		-	-	83,600
Impairment of mineral properties
and royalty interest		-	-	616,875
Loss on disposal of equipment		2,444	-	13,648
Legal and accounting expenses		19,694	46,177	488,393
Directors' fees		-	-	844,000
General and administrative		34,869	291,557	2,946,913
TOTAL OPERATING EXPENSES		64,226	414,172	9,466,752

LOSS FROM OPERATIONS		(64,226)	(414,172)	(9,466,752)

OTHER INCOME (EXPENSE):
Interest income		-	3,447	79,182
Interest expense		-	(7,787)	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-	(4,340)	56,622

LOSS BEFORE TAXES		(64,226)	(418,512)	(9,410,130)
INCOME TAXES		-	-	-

NET LOSS		$(64,226)	$(418,512)	$(9,410,130)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		84,265,884	76,810,971

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months	Three Months	From Inception
	Ended	Ended	January 11, 2005
	March 31, 2009	March 31, 2008	To March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,226)	$(418,512)	$(9,410,130)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	2,384	6,623	49,117
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	13,355	80,282	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	2,444	-	13,648
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Changes in operating assets and liabilities:
Change in interest receivable	-	(1,868)	(6,266)
Change in prepaid expenses and deposits	13,179	16,430	45,381
Change in miscellaneous receivable	3,000	-	3,000
Change in accounts payable and accrued liabilities	9,695	41,002	109,333
Net cash provided (used) by operating activities	(20,169)	(276,043)	(5,741,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	(400,000)	(400,000)
Purchase of mineral properties	-	(150,000)	(388,175)
Proceeds from the sale of equipment	729	-	729
Proceeds from deposits on mineral properties held for sale	25,000	-	25,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	25,729	(550,000)	(1,089,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Payments received on stock subscriptions	-	86,500	111,300
Proceeds from the issuance of stock on the exercise of warrants	-	75,000	90,000
Sale of common stock, net of issuance costs	10,000	-	6,646,478
Net cash provided by financing activities	10,000	161,500	6,847,778

Net change in cash and cash equivalents	15,560	(664,543)	16,484
Cash and cash equivalents, beginning of period	924	778,696	-
Cash and cash equivalents, end of period	$16,484	$114,153	$16,484

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Note receivable forgiven in connection with settlement agreement	$-	$-	$120,000
Equipment relinquished in connection with settlement agreement	$-	$-	$12,654
Equipment exchanged for settlement of accounts payable	$-	$-	$29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, miscellaneous receivable and accounts payable approximated their fair values as of March 31, 2009 and December 31, 2008.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At March 31, 2009, the common stock equivalents consisted of 6,480,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

Adoption of New Accounting Principles

Effective January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”) without a material effect on our results of operations and financial position.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.

Effective January 1, 2009, we adopted the provisions of SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of ARB 51” (“SFAS 160”) without a material effect on our results of operations and financial position. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary.

Effective January 1, 2009, we adopted SFAS No. 141 (R) “Business Combinations” without a material effect on our results of operations and financial position. SFAS No. 141 (R) changes the accounting for assets acquired and liabilities assumed in a business combination. These changes include:

•

Acquisition costs are generally be expensed as incurred;

•

Non controlling interests are valued at fair value at the acquisition date;

•

Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;

•

In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•

Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•

Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally do affect income tax expense.

Recently Issued Accounting Pronouncements Not Yet Adopted

On April 9, 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The Company does not expect the adoption of FSP 157-4 to have a material effect on our financial position or results of operations.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other- Than-Temporary Impairments” (“FSP 115-2 & 124-2”). FSP 115-2 & 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP 115-2 & 124-2does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 & 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company does not expect the adoption of FSP 115-2 & 124-2 to have a material effect on our financial position or results of operations.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 & 28-1”).  FSP 107-1 & 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 & 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 & 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP 107-1 & 28-1 to have a material effect on our financial position or results of operations.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,410,130 through March 31, 2009.  Further, the Company has a negative current ratio of 0.60: 1 at March 31, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company has drastically reduced its overhead expenses going into 2009 such as reducing staff on payroll to one part time employee and eliminating its office space.  With these reductions in overhead, the Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully enter into a joint venture on its remaining properties in Alaska, and the collection of the $25,000 receivable from the sale of our Idaho claims.  See “Note 4. Mineral Properties – Asset Purchase Agreement’.

NOTE 4.  Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska. The claims in Idaho are now subject to an asset purchase agreement, see “Asset Purchase Agreement”.  The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 22,240 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into the Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC, a greater than 5% shareholder, who is the operator of the Golden Lynx, LLC and an affiliate of Electrum USA Ltd.  See “Golden Lynx, LLC”.  These claims are held under and are subject to the State’s mining laws and regulations.  The Company or its joint venture partner is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing.  See “Note 7. Commitments and Contingencies”.

Asset Purchase Agreement

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company, as an individual or agent for and on behalf of a company to be formed for the purpose of acquiring the mining claims in Idaho known as the Golden Meadows Project (the “Purchaser”).

Under the terms of the Agreement the Company will sell all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, and Option and Real Property Sales Agreement with JJO, LLC to the Purchaser.

The selling price for the claims and the assignment of the agreements is $50,000 payable as follows:

(a)  $25,000 within 10 days of the execution of the Agreement which was received by check on March 17, 2009 and was recorded as a deposit on mineral properties held for sale, and

(b) $25,000 by October 1, 2009.

The closing date of the sale is when the second $25,000 payment is received.   As part of the Agreement, the Purchaser is required to timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year and all fees and expenses related to the conveyance of the properties to the Purchaser unless Purchaser notifies the Company in writing, no later than August 1, 2009, of its intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.

Golden Lynx, LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC, a Delaware limited liability company, (“Cougar”), a greater than 5% shareholder, who is the operator of the Golden Lynx, LLC (“Golden Lynx”) and an affiliate of Electrum USA Ltd.   Pursuant to this agreement, the Company transferred 15,320 acres under State of Alaska jurisdiction into Golden Lynx.  The Company accounts for this investment under the cost method of accounting.  Accordingly, the carrying value of the contributed property of $54,575 was reclassed from mineral properties to “Investment in Golden Lynx LLC”.

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

On May 1, 2009, the Company signed a Cumulative Restated Amendment dated May 1, 2009 to the Golden Lynx agreement.  Under the terms of the amendment, the expiration of the first earn-in period under the Golden Lynx is changed from April 18, 2011 to April 18, 2013 and the expiration of the second earn-in period under the Golden Lynx is changed from April 18, 2013 to April 18, 2015.  All other terms of the agreement remain the same.  See “Note 8. Subsequent Events – Extension of Golden Lynx, LLC earn in dates”.

NOTE 5.  Common Stock and Common Stock Warrants

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

During the three months ending March 31, 2009 the Company had the following issuances of common stock:

On February 2, 2009 the Company began a private placement, offering up to a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.  On March 13, 2009, the Company’s board of directors unanimously decided to close the offering effective immediately.  As of March 13, 2009, the Company had issued 1,000,000 shares raising a total of $10,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

NOTE 6.  Related Party Transactions

During the three months ending March 31, 2009, the following related transactions occurred:

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company, as an individual or agent for and on behalf of a company to be formed for the purpose of acquiring the mining claims in Idaho known as the Golden Meadows Project (the “Purchaser”).  See “Note 4. Mineral Properties - Asset Purchase Agreement”.

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, a greater than 5% shareholder, for professional services to be rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009.  During the three months ended March 31, 2009, the Company accrued in accounts payable the last two months of the contract totaling $6,000.  As of March 31, 2009 the total outstanding payable is $36,000.

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

By September 1, 2009 the Company or Cougar Gold, LLC will need to have completed $46,800 of assessment work on the claims to the State of Alaska.  As of March 31, 2009 this entire amount has been covered by the earn-in requirements per our joint venture agreements with both Newmont Mining Corporation (which has since been terminated) and Cougar Gold.  The Company or the Company’s joint venture partner will also be required to pay annual rent amounting to $23,475 to the State of Alaska by September 1, 2009.  See “Note 4. Mineral Properties - Golden Lynx, LLC”.

Idaho Mineral Property Rent and Assessment Work Commitments

In central Idaho, the Company signed an Asset Purchase Agreement with Frank Duval (the Purchaser), a related party who owns greater than 5% of the outstanding shares of the Company, as an individual or agent for and on behalf of a company to be formed for the purpose of acquiring the mining claims in Idaho known as the Golden Meadows Project.  The claims are made up of approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres on federally-owned public lands administered by the Payette and Boise National Forests. Mill site claims do not require annual assessment work, but do require annual maintenance payments to DOI Bureau of Land Management which will total $5,750 due by September 1, 2009.  The 185 unpatented federal lode claims will require a total of $18,500 worth of assessment work to be performed by September 1, 2009 or in lieu of the work, a one-time payment of $23,125 would satisfy the annual maintenance fee in order to hold the Idaho properties for an additional year.

As part of the Agreement, the Purchaser is required to timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser notifies the Company in writing, no later than August 1, 2009, of its intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.

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

NOTE 8.  Subsequent Events

Enter into Asset Purchase Agreement with Frank Duval

On April 3, 2009 the Company signed an amended and restated Asset Purchase Agreement entering into a more formal definitive agreement which supersedes the original Purchase Agreement dated March 13, 2009 with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company, as an individual or agent for and on behalf of a company to be formed for the purpose of acquiring the mining claims the subject of the Agreement (the “Purchaser”).  The terms remain the same as under the first agreement dated March 13, 2009.  See “Note 4. Mineral Properties – Asset Purchase Agreement”.

Extension of Golden Lynx, LLC earn in dates

On May 1, 2009, the Company, through its wholly-owned subsidiary, Kisa, signed a Cumulative Restated Amendment dated May 1, 2009 to the original Golden Lynx LLC Limited Liability Company Agreement dated April 18, 2008 (the “Golden Lynx”) with Cougar Gold LLC, (a greater than 5% shareholder), a Delaware limited liability company (“Cougar”) an indirect wholly-owned subsidiary of Electrum Ltd., a Bermuda corporation (“Electrum”).

Under the terms of the amendment, the expiration of the first earn-in period under the Golden Lynx is changed from April 18, 2011 to April 18, 2013 and the expiration of the second earn-in period under the Golden Lynx is changed from April 18, 2013 to April 18, 2015.  All other terms of the agreement remain the same.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,410,130 through March 31, 2009.  Another factor is that the Company has a negative current ratio of 0.60: 1 at March 31, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

Our mineral properties consist of various mining claims in Alaska.  The claims in Idaho are now subject to an asset purchase agreement, see “Note 4. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.  The focus of our exploration programs is directed at precious metals, primarily gold. We currently control approximately 22,240 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into the Golden Lynx, LLC as part of our joint venture with Cougar Gold LLC, a greater than 5% shareholder, who is the operator of the Golden Lynx, LLC and an affiliate of Electrum USA Ltd.  See “Note 4. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.  These claims are held under and are subject to the State’s mining laws and regulations.  Either we or our joint venture partner is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing. See “Note 7. Commitments and Contingencies” to our consolidated financial statements for further details.

During the three months ended March 31, 2009, we were successful in entering into an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company.  The agreement covers our mining claims in Idaho known as the Golden Meadows Project.  The selling price for the claims is $50,000, of which $25,000 was paid on March 17, 2009 which was recorded as a deposit on mineral properties held for sale, and the final $25,000 is due by October 1, 2009.    The closing date of the sale is when the second $25,000 payment is received.

As part of the Agreement, the Purchaser is required to timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year and all fees and expenses related to the conveyance of the properties to the Purchaser unless Purchaser notifies the Company in writing, no later than August 1, 2009, of its intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.

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

Our cash balance at March 31, 2009 was $16,484 versus only $924 at December 31, 2008.  This increase is primarily due to the fact that on February 2, 2009 we began a private placement offering up to a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.  On March 13, 2009, our board of directors unanimously decided to close the offering effective immediately.  As of March 13, 2009, we had issued 1,000,000 shares raising a total of $10,000.  We also received the first of two $25,000 payments on the asset purchase agreement mentioned above. See “Note 5. Common Stock and Common Stock Warrants” and “Note 4. Mineral Properties – Asset purchase agreement” to our consolidated financial statements for further details.

Future Outlook

Based on the current market environment and our low share price it is difficult to raise enough money through a private placement of our common stock.  We are currently seeking a new joint venture opportunity concerning our Alaska claim groups that were in joint venture with Newmont Mining Corporation but were dropped in December of 2008.  A stipulation of any joint venture we enter would be an upfront cash infusion to cover our operating costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. These tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	March 31,	March 31,
	2009	2008	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	7,219	76,438	(69,219)	-90.6%
Loss on disposal of equipment	2,444	-	2,444	100.0%
Legal and accounting expenses	19,694	46,177	(26,483)	-57.4%
General and administrative	34,869	291,557	(256,688)	-88.0%
TOTAL OPERATING EXPENSES	64,226	414,172	(349,946)	-84.5%
LOSS FROM OPERATIONS	(64,226)	(414,172)	349,946	-84.5%
Interest income	-	3,447	(3,447)	-100.0%
Interest expense	-	(7,787)	7,787	-100.0%
TOTAL OTHER INCOME (EXPENSE)	-	(4,340)	4,340	--100.0%
LOSS BEFORE TAXES	$(64,226)	$(418,512)	$354,286	$-84.7%

Overview of Operating Results

Operating Expenses

The decrease of $349,946 in operating expenses during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily the result of our entrance into a joint venture agreement.  Our partner in this joint venture agreement is conducting exploration activities on our behalf as part of the agreements’ “earn-in” provisions.

Overview of Financial Position

At March 31, 2009, Gold Crest had cash of $16,484 and total liabilities of $104,504.  During the three months ended March 31, 2009, we received proceeds of $25,000 recorded as deposit on mineral properties held for sale from the initial payment on the sale of our Idaho unpatented claims as part of the Asset Purchase Agreement with Frank Duval and the final payment of $25,000 is due no later than October 1, 2009.   See “Note 4. Mineral Properties – Asset Purchase Agreement” to our consolidated financial statements for further details.

Also during the three months ended March 31, 2009, we issued 1,000,000 shares of restricted common stock for gross proceeds of $10,000 as part of a private placement. See “Note 5. Common Stock and Common Stock Warrants” to our consolidated financial statements for further details.

Prepaid Expenses and Deposits

During the three months ended March 31, 2009, the balance in the Prepaid insurance and Prepaid claim fees captions decreased by $9,497.  Of this decrease, $7,219 related to amortization of the “prepaid claim fees” and the other $2,278 related to the cancellation of our Director’s and Officer’s insurance.

During the three months ended March 31, 2009, the balance in “Deposits” decreased by $3,682.  The decrease is entirely due to the termination of our lease of our offices and the use of the deposit amount held with the landlord.

Equipment

The decrease in equipment, net of accumulated depreciation, was $5,557 for the three months ended March 31, 2009.  The decrease was due to the following transactions:

1.

Received $500 for the sale of a piece of office equipment with a cost of $3,096 with accumulated depreciation of $1,156 and recording a loss on sale of equipment for $1,440.

2.

Received $229 for the sale of office furniture with a cost of $2,000 with accumulated depreciation of $767 and recording a loss on sale of equipment for $1,004.

Accounts Payable and Accrued Liabilities

The increase in accounts payable and accrued liabilities of $9,695 during the three months ended March 31, 2009 was almost entirely due to an additional $6,000 in consulting expenses and $6,298 related to audit fees.

Additional Paid-In Capital

The increase in additional paid-in capital of $22,355 during the three months ended March 31, 2009, was primarily due to the following:

1.

Stock based compensation of $13,355 related to the vesting of stock options.

2.

The issuance of 1,000,000 shares of restricted common stock for gross proceeds of $10,000. See “Note 5. Common Stock and Common Stock Warrants” to our consolidated financial statements for further details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2009, we issued 1,000,000 shares of common stock to Jim Etter for a total of $10,000 as part of our private placement which began on February 2, 2009 and ended on March 13, 2009.  Under the private placement we offered a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.

The shares and warrants above were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), and Rule 506 promulgated by the SEC, and Section 4(6) thereof, as a transaction by an issuer not involving any public offering.  Mr. Etter was an accredited investor at the time of the issuance.  He delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of a restrictive legend upon the certificate representing his shares.  He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the share purchase.  No underwriting discounts or commissions were paid in connection with this transaction.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
10.1	Cumulative Restated Amendment dated May 1, 2009 to the Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

Date:  May 14, 2009

By:  /s/ John P. Ryan

John P. Ryan

President and CEO

(Principal Executive Officer)

Date:  May 14, 2009

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)