Form 10-Q
period 2009-06-30
GOLD CREST MINES INC
filed 2009-08-12
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 6, 2009, 84,776,995 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,862	$924
Miscellaneous receivable	-	3,000
Prepaid insurance	587	2,865
Prepaid claim fees	4,812	19,250
Deposits, current	-	3,682
Mineral property held for sale	33,125
Total Current Assets	48,386	29,721
Equipment, net of accumulated depreciation
of $9,875 and $20,315, respectively	9,824	34,973
Mineral property	-	33,125
Investment in Golden Lynx LLC, at cost	54,575	54,575
TOTAL ASSETS	$112,785	$152,394

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$66,497	$65,924
Accrued liabilities	4,695	3,885
Deposit on mineral properties held for sale	25,000	-
Total Current Liabilities	96,192	69,809

Total Liabilities	$96,192	$69,809

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 84,776,995 and 83,776,995 shares issued
and outstanding, respectively	84,777	83,777
Additional paid-in capital	9,367,067	9,344,712
Accumulated deficit during exploration stage	(9,435,251)	(9,345,904)
Total Stockholders' Equity	16,593	82,585

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,785	$152,394
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
						From Inception
						January 11, 2005
	Three Months Ended			Six Months Ended		to
	June 30,	June 30,		June 30,	June 30,	June 30,
	2009	2008		2009	2008	2009
REVENUES	$-	$-		$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures	7,219	62,733		14,438	139,171	4,318,729
Settlement of drilling contract	-	161,813		-	161,813	161,813
Abandonment of mineral lease	-	-		-	-	83,600
Impairment of mineral properties
and royalty interest	-	-		-	-	616,875
Loss on disposal of equipment	3,141	-		5,585	-	16,789
Legal and accounting expenses	4,596	58,408		24,290	104,585	492,989
Directors' fees	-	40,000		-	40,000	844,000
General and administrative	10,165	214,370		45,034	505,927	2,957,078
TOTAL OPERATING EXPENSES	25,121	537,324		89,347	951,496	9,491,873

LOSS FROM OPERATIONS	(25,121)	(537,324)		(89,347)	(951,496)	(9,491,873)

OTHER INCOME (EXPENSE):
Interest income	-	2,027		-	5,474	79,182
Interest expense	-	-		-	(7,787)	(22,560)
TOTAL OTHER INCOME (EXPENSE)	-	2,027		-	(2,313)	56,622

LOSS BEFORE TAXES	(25,121)	(535,297)		(89,347)	(953,809)	(9,435,251)
INCOME TAXES	-	-		-	-	-
NET LOSS	$ (25,121)	$ (535,297)		$(89,347)	$ (953,809)	$ (9,435,251)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	Nil	$(0.01)	$	Nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED	84,776,995	79,342,839		84,522,851	78,076,905

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months	Six Months	From Inception
	Ended	Ended	January 11, 2005
	June 30, 2009	June 30, 2008	To June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,347)	$(953,809)	$(9,435,251)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	3,835	13,067	50,568
Common stock and options issued for services	-	10,000	1,368,976
Equity compensation for management and directors	13,355	133,786	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	161,813	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	5,585	-	16,789
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Changes in operating assets and liabilities:
Change in interest receivable	-	(2,745)	(6,266)
Change in prepaid expenses and deposits	20,398	47,403	52,600
Change in miscellaneous receivable	3,000	(8,231)	3,000
Change in accounts payable and accrued liabilities	1,383	(158,022)	101,021
Net cash provided (used) by operating activities	(41,791)	(756,738)	(5,762,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	(400,000)	(400,000)
Purchase of mineral properties	-	(150,000)	(388,175)
Proceeds from the sale of equipment	15,729	-	15,729
Proceeds from deposits on mineral properties held for sale	25,000	-	25,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	40,729	(550,000)	(1,074,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Payments received on stock subscriptions	-	106,500	111,300
Proceeds from the issuance of stock on the exercise of warrants	-	90,000	90,000
Sale of common stock, net of issuance costs	10,000	550,000	6,646,478
Net cash provided by financing activities	10,000	746,500	6,847,778

Net change in cash and cash equivalents	8,938	(560,238)	9,862
Cash and cash equivalents, beginning of period	924	778,696	-
Cash and cash equivalents, end of period	$9,862	$218,458	$9,862

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$54,575	$54,575
Note receivable forgiven in connection with settlement agreement	$-	$120,000	$120,000
Equipment relinquished in connection with settlement agreement	$-	$12,654	$12,654
Equipment exchanged for settlement of accounts payable	$-	$-	$29,828
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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, miscellaneous receivable and accounts payable approximated their fair values as of June 30, 2009 and December 31, 2008.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At June 30, 2009, the common stock equivalents consisted of 6,480,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

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

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,435,251 through June 30, 2009.  Further, the Company has a negative current ratio of 0.50: 1 at June 30, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and possible joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company has drastically reduced its overhead expenses going into 2009 such as reducing staff on payroll to one part time employee and eliminating its office space.  With these reductions in overhead, the Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully enter into a joint venture on its remaining properties in Alaska, and the collection of the $25,000 due October 1, 2009 from the sale of our Idaho claims.  See “Note 4. Mineral Properties – Asset Purchase Agreement’.

NOTE 4.  Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska. The claims in Idaho are now subject to an asset purchase agreement, see “Asset Purchase Agreement”.  The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 22,240 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into the Golden Lynx, LLC, See “Golden Lynx, LLC”.  These claims are held under and are subject to the State’s mining laws and regulations.  The Company or its joint venture partner is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing.  See “Note 8. Commitments and Contingencies”.

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

The closing date of the sale is when the second $25,000 payment is received.   As part of the Agreement, the Purchaser is required to timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year and all fees and expenses related to the conveyance of the properties to the Purchaser unless Purchaser notifies the Company in writing, no later than August 1, 2009, of its intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, the $25,000 initial payment shall be forfeited to the Company.  The Company did not receive a notification in writing as of the date this report was filed, and per the terms of the agreement, the purchaser is now required to make all payments.

On April 3, 2009 the Company signed an amended and restated Asset Purchase Agreement entering into a more formal definitive agreement which supersedes the original Purchase Agreement dated March 13, 2009 with Frank Duval.  The terms remain the same as under the first agreement dated March 13, 2009.

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

On May 1, 2009 Cougar transferred all of its membership interest in Golden Lynx and its economic interest therein to Mantra Mining, Inc., a British Columbia corporation (Mantra) and Mantra is now the manager of the Golden Lynx.  The details below now incorporate the new terms of the agreement as well as substituting Manta in place of Cougar.

Mantra has an initial 55% interest and Kisa has an initial 45% interest in Golden Lynx. Per the agreement the management committee shall consist of one member appointed by Kisa and two members appointed by Mantra.  The member with a percentage interest over 50% shall determine the decisions of the management committee.  The members appointed Mantra as the manager with overall management responsibility for operations.  Mantra is entitled to retain its 55% interest by making the following contributions to Golden Lynx, used to fund exploration expenditures, on the following timetable:

a)

$750,000 on or before April 18, 2009, the first anniversary of the effective date of the agreement;

b)

An additional $1,250,000 on or before April 18, 2010, the second anniversary of the effective date of the agreement; and

c)

An additional $1,500,000 on or before April 18, 2013, the fifth anniversary of the effective date of the agreement.

Within 30 days after completing the foregoing expenditures, Mantra may elect to purchase an additional ownership interest in Golden Lynx by making capital contributions in the aggregate amount of $2,500,000 which shall also be used to fund exploration expenditures during the two years that follow the fifth anniversary of the effective date of the agreement. Upon making such capital contributions, Cougar’s ownership interest would increase to 80%, and Kisa’s ownership interest would decrease to 20%.

NOTE 5.  Equipment

During the three months ended March 31, 2009, the Company sold miscellaneous equipment at a price of $729.  At the time of the sale, the equipment had an original cost of $5,096 with accumulated depreciation of $1,923 for a carrying value of $3,173 and as such, a loss on the sale of equipment of $2,444 was recorded.

During the three months ended June 30, 2009, the Company sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had an original cost of $30,494 with accumulated depreciation of $12,353 for a carrying value of $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.

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

During the six months ending June 30, 2009 the Company had the following issuances of common stock:

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

NOTE 7.  Related Party Transactions

During the six months ending June 30, 2009, the following related transactions occurred:

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

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, a greater than 5% shareholder, for professional services to be rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009.  As of June 30, 2009 the total outstanding payable is $36,000.

On May 1, 2009 the Company sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had a carrying value of approximately $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  See “Note 5. Equipment”.

NOTE 8.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 37,560 acres of land of which 15,320 acres have been transferred into Golden Lynx, LLC as part of our joint venture with Mantra Mining Inc., who took over for our previous joint venture partner, Cougar Gold LLC.  Future annual assessment work and annual rental payments will be paid by Mantra per their agreement unless the joint venture partner terminates their relationship with the Company and gives Gold Crest at least six months notice before the payments or assessment work is due.

By September 1, 2009 the Company or Mantra will need to have completed $46,800 of assessment work on the claims to the State of Alaska.  The Company or the Company’s joint venture partner will also be required to pay annual rent amounting to $23,475 to the State of Alaska by September 1, 2009.  If either of these fees are not made by the deadline, the claims will be considered abandoned and will revert back to the state of Alaska.  See “Note 4. Mineral Properties - Golden Lynx, LLC”.

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

As part of the Agreement, the Purchaser is required to timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year unless Purchaser notifies the Company in writing, no later than August 1, 2009, of its intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.  The Company did not receive a notification in writing by August 1, 2009 and the purchaser is now required to make all payments.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,435,251 through June 30, 2009.  Another factor is that the Company has a negative current ratio of 0.50: 1 at June 30, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

Our mineral properties consist of various mining claims in Alaska.  The claims in Idaho are now subject to an asset purchase agreement, see “Note 4. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.  The focus of our exploration programs is directed at precious metals, primarily gold. We currently control approximately 22,240 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into the Golden Lynx, LLC as part of our original joint venture with Cougar Gold, LLC.  On May 1, 2009 Cougar Gold, LLC transferred all of its membership interest in Golden Lynx and its economic interest therein to Mantra Mining, Inc., a British Columbia corporation (Mantra) and Mantra is now the manager of the Golden Lynx.  See “Note 4. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

These claims are held under and are subject to the State’s mining laws and regulations.  Either we or our joint venture partner is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing. See “Note 8. Commitments and Contingencies” to our consolidated financial statements for further details.

During the six months ended June 30, 2009, we were successful in entering into an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company.  The agreement covers our mining claims in Idaho known as the Golden Meadows Project.  The selling price for the claims is $50,000, of which $25,000 was paid on March 17, 2009 which was recorded as a deposit on mineral properties held for sale, and the final $25,000 is due by October 1, 2009.    The closing date of the sale is when the second $25,000 payment is received.

As part of the Agreement, the Purchaser is required to timely pay the BLM fees required to maintain the claims in good standing for the 2009 assessment year and all fees and expenses related to the conveyance of the properties to the Purchaser unless Purchaser notifies us in writing, no later than August 1, 2009, of its intent not to proceed with the purchase of the Claims. If Purchaser gives notice of intent not to proceed with the purchase of the Claims, then the $25,000 initial payment shall be forfeited to the Company.  We did not receive a notification in writing by August 1, 2009, and per the terms of the agreement, the purchaser is now required to make all payments.

Board of Directors

On July 13, 2009, Gold Crest received a letter of resignation from Bobby Cooper as director effective immediately.

On July 15, 2009 Gold Crest received a letter of resignation from Thomas Parker as director effective immediately.

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

Our cash balance at June 30, 2009 was $9,862 versus only $924 at December 31, 2008.  This increase is primarily due to the fact that during the six months ended June 30, 2009, we sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  On February 2, 2009 we began a private placement offering up to a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.  On March 13, 2009, our board of directors unanimously decided to close the offering effective immediately.  As of March 13, 2009, we had issued 1,000,000 shares raising a total of $10,000.  We also received the first of two $25,000 payments on the asset purchase agreement mentioned above. See “Note 6. Common Stock and Common Stock Warrants” and “Note 4. Mineral Properties – Asset purchase agreement” and “Note 5. Equipment” to our consolidated financial statements for further details.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2009 and June 30, 2008:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008. These tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	June 30,	June 30,
	2009	2008	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	7,219	62,733	(55,514)	-88.5%
Settlement of drilling contract	-	161,813	(161,813)	-100.0%
Loss on disposal of equipment	3,141	-	3,141	100.0%
Legal and accounting expenses	4,596	58,408	(53,812)	-92.1%
Director’s fees	-	40,000	(40,000)	-100.0%
General and administrative	10,165	214,370	(204,205)	-95.3%
TOTAL OPERATING EXPENSES	25,121	537,324	(512,203)	-95.3%
LOSS FROM OPERATIONS	(25,121)	(537,324)	512,203	-95.3%
Interest income	-	2,027	(2,027)	-100.0%
Interest expense	-	-	-	0.0%
TOTAL OTHER INCOME (EXPENSE)	-	2,027	(2,027)	-100.0%
LOSS BEFORE TAXES	$(25,121)	$(535,297)	$510,176	$-95.3%

	The Six Months Ended
	June 30,	June 30,
	2009	2008	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	14,438	139,171	(124,733)	-89.6%
Settlement of drilling contract	-	161,813	(161,813)	-100.0%
Loss on disposal of equipment	5,585	-	5,585	100.0%
Legal and accounting expenses	24,290	104,585	(80,295)	-76.18
Director’s fees	-	40,000	(40,000)	-100.0%
General and administrative	45,034	505,927	(460,893)	-91.1%
TOTAL OPERATING EXPENSES	89,347	951,496	(862,149)	-90.6%
LOSS FROM OPERATIONS	(89,347)	(951,496)	862,149	-90.6%
Interest income	-	5,474	(5,474)	-100.0%
Interest expense	-	(7,787)	7,787	-100.0%
TOTAL OTHER INCOME (EXPENSE)	-	(2,313)	2,313	-100.0%
LOSS BEFORE TAXES	$(89,347)	$(953,809)	$864,462	$-90.6%

Overview of Operating Results

Operating Expenses

The decrease in operating expenses during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily the result of our entrance into a joint venture agreement.  Our partner in this joint venture agreement is conducting exploration activities on our behalf as part of the agreements’ “earn-in” provisions. Another reason for the decrease is that the Company has made a concerted effort to curtail costs by reducing the employee base to one part time employee and by choosing not to renew the office lease.

Overview of Financial Position

At June 30, 2009, Gold Crest had cash of $9,862 and total liabilities of $96,192.  During the six months ended June 30, 2009, we received $15,000 for the sale of miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder.  At the time of the sale, the equipment had an original cost of $30,494 with accumulated depreciation of $12,353 for a carrying value of $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  We also received proceeds of $25,000 recorded as deposit on mineral properties held for sale from the initial payment on the sale of our Idaho unpatented claims as part of the Asset Purchase Agreement with Frank Duval and the final payment of $25,000 is due no later than October 1, 2009.   See “Note 4. Mineral Properties – Asset Purchase Agreement” to our consolidated financial statements for further details.

During the six months ended June 30, 2009, we issued 1,000,000 shares of restricted common stock for gross proceeds of $10,000 as part of a private placement. See “Note 6. Common Stock and Common Stock Warrants” to our consolidated financial statements for further details.

Prepaid Expenses and Deposits

During the six months ended March 31, 2009, the balance in the Prepaid insurance and Prepaid claim fees captions decreased by $16,716.  Of this decrease, $14,438 related to amortization of the “prepaid claim fees” and the other $2,278 related to the cancellation of our Director’s and Officer’s insurance.

During the six months ended June 30, 2009, the balance in “Deposits” decreased by $3,682.  The decrease is entirely due to the termination of our lease of our offices and the use of the deposit amount held with the landlord.

Equipment

The decrease in equipment, net of accumulated depreciation, was $25,149 for the six months ended June 30, 2009.  The decrease was due to the following transactions:

1.

In May 2009, we received $15,000 for the sale of miscellaneous equipment with an original cost of $30,494 with accumulated depreciation of $12,353 and recorded a loss on the sale of equipment of $3,141.

2.

In February 2009, we received $500 for the sale of a piece of office equipment with an original cost of $3,096 with accumulated depreciation of $1,156 and recorded a loss on sale of equipment of $1,440.

3.

In February 2009, we received $229 for the sale of office furniture with a cost of $2,000 with accumulated depreciation of $767 and recording a loss on sale of equipment of $1,004.

Additional Paid-In Capital

The increase in additional paid-in capital of $22,355 during the six months ended June 30, 2009, was primarily due to the following:

1.

Stock based compensation of $13,355 related to the vesting of stock options.

2.

The issuance of 1,000,000 shares of restricted common stock for gross proceeds of $10,000. See “Note 6. Common Stock and Common Stock Warrants” to our consolidated financial statements for further details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2009, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date:  August 7, 2009

By:  /s/ John P. Ryan

John P. Ryan

President and CEO

(Principal Executive Officer)

Date:  August 7, 2009

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)