Form 10-Q
period 2009-09-30
GOLD CREST MINES INC
filed 2009-11-10
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 6, 2009, 84,776,995 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2009

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,737	$924
Miscellaneous receivable	-	3,000
Prepaid insurance	-	2,865
Prepaid claim fees	-	19,250
Deposits, current	-	3,682
Total Current Assets	24,737	29,721
Equipment, net of accumulated depreciation
of $1,719 and $20,315, respectively	1,695	34,973
Mineral property	-	33,125
Investment in Golden Lynx LLC, at cost	54,575	54,575
TOTAL ASSETS	$81,007	$152,394

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$67,884	$65,924
Accrued liabilities	5,142	3,885
Total Current Liabilities	73,026	69,809

Total Liabilities	73,026	69,809

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 84,776,995 and 83,776,995 shares issued
and outstanding, respectively	84,777	83,777
Additional paid-in capital	9,367,067	9,344,712
Accumulated deficit during exploration stage	(9,443,863)	(9,345,904)
Total Stockholders' Equity	7,981	82,585

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,007	$152,394
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
					From Inception
	Three Months Ended		Nine Months Ended		January 11, 2005
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures	4,812	16,233	19,250	155,404	4,323,541
Settlement of drilling contract	-	-	-	161,814	161,813
Abandonment of mineral lease	-	83,600	-	83,600	83,600
Gain on sale of mineral lease	(16,875)	-	(16,875)	-	(16,875)
Impairment of mineral properties
and royalty interest	-	192,000	-	192,000	616,875
Loss on disposal of equipment	6,199	-	11,784	-	22,988
Legal and accounting expenses	4,970	32,569	29,260	137,154	497,959
Directors' fees	-	-	-	40,000	844,000
General and administrative	9,506	122,416	54,540	628,343	2,966,584
TOTAL OPERATING EXPENSES	8,612	446,818	97,959	1,398,315	9,500,485

LOSS FROM OPERATIONS	(8,612)	(446,818)	(97,959)	(1,398,315)	(9,500,485)

OTHER INCOME (EXPENSE):
Interest income	-	378	-	5,852	79,182
Interest expense	-	-	-	(7,787)	(22,560)
TOTAL OTHER INCOME (EXPENSE)	-	378	-	(1,935)	56,622

LOSS BEFORE TAXES	(8,612)	(446,440)	(97,959)	(1,400,250)	(9,443,863)
INCOME TAXES	-	-	-	-	-
NET LOSS	$ (8,612)	$ (446,440)	$ (97,959)	$ (1,400,250)	$ (9,443,863)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$ Nil	$ (0.01)	$ Nil	$ (0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED	84,776,995	83,049,191	84,608,497	79,746,432

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months	From Inception
	Ended	Ended	January 11, 2005
	September 30, 2009	September 30, 2008	To September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,959)	$(1,400,250)	$(9,443,863)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	4,765	18,798	51,498
Common stock and options issued for services	-	10,000	1,368,976
Equity compensation for management and directors	13,355	147,437	1,214,240
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	161,814	161,814
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	11,784	-	22,988
Abandonment of mineral lease	-	83,600	83,600
Impairment of mineral properties and royalty interest	-	192,000	616,875
Gain on sale of mineral properties	(16,875)	-	(16,875)
Changes in operating assets and liabilities:
Change in interest receivable	-	(2,968)	(6,266)
Change in prepaid expenses and deposits	25,797	44,378	57,999
Change in miscellaneous receivable	3,000	(24,872)	3,000
Change in accounts payable and accrued liabilities	3,217	(239,257)	102,855
Net cash used by operating activities	(52,916)	(1,009,320)	(5,774,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	(400,000)	(400,000)
Purchase of mineral properties	-	(150,000)	(388,175)
Proceeds from the sale of equipment	16,729	-	16,729
Proceeds from the sale of mineral properties	50,000	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	66,729	(550,000)	(1,048,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Payments received on stock subscriptions	-	110,500	111,300
Proceeds from the issuance of stock on the exercise of warrants	-	90,000	90,000
Sale of common stock, net of issuance costs	10,000	600,000	6,646,478
Net cash provided by financing activities	10,000	800,500	6,847,778

Net change in cash and cash equivalents	23,813	(758,820)	24,737
Cash and cash equivalents, beginning of period	924	778,696	-
Cash and cash equivalents, end of period	$24,737	$19,876	$24,737

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$54,575	$54,575
Note receivable forgiven in connection with settlement agreement	$-	$120,000	$120,000
Equipment relinquished in connection with settlement agreement	$-	$12,654	$12,654
Equipment exchanged for settlement of accounts payable	$-	$-	$29,828
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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, miscellaneous receivable and accounts payable approximated their fair values as of September 30, 2009 and December 31, 2008.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At September 30, 2009, the common stock equivalents consisted of 6,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

Adoption of New Accounting Principles

Effective January 1, 2009, we adopted the provisions of Topic 815 in the Accounting Standards Codification (ASC 815) (previously FASB Statement No. FAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”) (“ASC 815”) without a material effect on our results of operations and financial position.  ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities.

Effective January 1, 2009, we adopted the provisions of Topic 810 in the Accounting Standards Codification (ASC 810) (previously Statement of Financial Accounting (“FAS” No. 160 “Non Controlling Interests in Consolidated Financial Statements - an amendment of ARB 51”) (“ASC 810”) without a material effect on our results of operations and financial position. ASC 810 establishes accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary.

Effective January 1, 2009, we adopted Topic 805 in the Accounting Standards Codification (ASC 805) (previously FAS No. 141 (R) “Business Combinations”) without a material effect on our results of operations and financial position. ASC 805 changes the accounting for assets acquired and liabilities assumed in a business combination. These changes include:

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

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. This guidance is set forth in Topic 820 in the Accounting Standards Codification (ASC 820) (previously FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820 became effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted ASC 820 without a material effect on its results of operations and financial position.

In April 2009, the FASB amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is set forth in Topic 320 in the Accounting Standards Codification (ASC 320) (previously FSP FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other- Than-Temporary Impairments”). ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted ASC 320 without a material effect on its financial position or results of operations.

In April 2009, the FASB amended Topic 825 in the Accounting Standards Codification (ASC 825) (previously FAS No. 107, “Disclosures about Fair Value of Financial Instruments”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is also set forth in ASC 825 in (previously FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”).  ASC 825 became effective for interim reporting periods ending after June 15, 2009.  The Company adopted ASC 825 without a material effect on its financial position or results of operations.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is set forth in Topic 855 in the Accounting Standards Codification (ASC 855). ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 became effective for interim or annual periods ending after June 15, 2009.  The Company adopted ASC 855 without a material effect on its financial position or results of operations.

In June 2009, the FASB issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The Codification became effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  The adoption of the Codification did not have an impact on our consolidated results.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,443,863 through September 30, 2009.  Further, the Company has a negative current ratio of 0.34: 1 at September 30, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and possible joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company has drastically reduced its overhead expenses going into 2009 such as reducing staff on payroll to one part time employee and eliminating its office space.  With these reductions in overhead, the Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully enter into a joint venture on its remaining properties in Alaska.  On September 25, 2009 the Company received the final payment of $25,000 from the sale of our Idaho claims.  See “Note 4. Mineral Properties – Asset Purchase Agreement”.

NOTE 4.  Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska. The claims in Idaho have now been sold per the terms of an asset purchase agreement, see “Asset Purchase Agreement”.  The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold. The Company currently controls approximately 22,240 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into the Golden Lynx, LLC, See “Golden Lynx, LLC”.  These claims are held under and are subject to the State’s mining laws and regulations.  The Company or its joint venture partner is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing.  See “Note 8. Commitments and Contingencies”.

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

Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to

Purchase Agreement with the Bradley Mining Company, the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, and Option and Real Property Sales Agreement with JJO, LLC to the Purchaser.

The selling price for the claims and the assignment of the agreements was $50,000 payable as follows:

(a)  $25,000 within 10 days of the execution of the Agreement which was received by check on March 17, 2009, and

(b) $25,000 by October 1, 2009.  This payment was received on September 25, 2009 as payment in full.

The closing date of the sale was September 25, 2009 when the second $25,000 payment was received.  As part of the agreement, on October 2, 2009, the Company signed a quit claim deed transferring all rights, title and interest in and to the unpatented mining claims to the Purchaser.  As a result of this sale, the Company recognized a gain on sale of mineral property of $16,875 during the three and nine months ended September 30, 2009.

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

On May 1, 2009 Cougar transferred all of its membership interest in Golden Lynx and its economic interest therein to TintinaGold Resources Inc. (TAU-TSX.V) a British Columbia corporation (TintinaGold) formerly known as Mantra Mining, Inc., (MAN-TSX.V) and TintinaGold is now the manager of the Golden Lynx.  The details below now incorporate the new terms of the agreement as well as substituting TintinaGold in place of Cougar.

TintinaGold has an initial 55% interest and Kisa has an initial 45% interest in Golden Lynx. Per the agreement the management committee shall consist of one member appointed by Kisa and two members appointed by TintinaGold.  The member with a percentage interest over 50% shall determine the decisions of the management committee.  The members appointed TintinaGold as the manager with overall management responsibility for operations.  TintinaGold is entitled to retain its 55% interest by making the following contributions to Golden Lynx, used to fund exploration expenditures, on the following timetable:

a)

$750,000 on or before April 18, 2009, the first anniversary of the effective date of the agreement;

b)

An additional $1,250,000 on or before April 18, 2010, the second anniversary of the effective date of the agreement; and

c)

An additional $1,500,000 on or before April 18, 2013, the fifth anniversary of the effective date of the agreement.

Within 30 days after completing the foregoing expenditures, TintinaGold may elect to purchase an additional ownership interest in Golden Lynx by making capital contributions in the aggregate amount of $2,500,000 which shall also be used to fund exploration expenditures during the two years that follow the fifth anniversary of the effective date of the agreement. Upon making such capital contributions, Cougar’s ownership interest would increase to 80%, and Kisa’s ownership interest would decrease to 20%.

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

During the three months ended September 30, 2009, the Company sold miscellaneous equipment to Midas Gold, Inc. whose President is Frank Duval, a greater than 5% shareholder, for a price of $1,000.  At the time of the sale, the equipment had an original cost of $2,282 with accumulated depreciation of $1,241 for a carrying value of $1,041 and as such, a loss on the sale of equipment of $41 was recorded.  The Company also disposed of miscellaneous equipment with an original cost of $14,004 with accumulated depreciation of $7,845 for a carrying value of $6,159 and as such, a loss on the disposal of equipment of $6,159 was recorded.

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

During the nine months ending September 30, 2009 the Company had the following issuances of common stock:

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

NOTE 7.  Related Party Transactions

During the nine months ending September 30, 2009, the following related transactions occurred:

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

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, a greater than 5% shareholder, for professional services to be rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009.  As of September 30, 2009 the total outstanding payable is $36,000.

On May 1, 2009 the Company sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had a carrying value of approximately $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  See “Note 5. Equipment”.

In July and September the Company sold miscellaneous equipment to Midas Gold, Inc. whose President is Frank Duval, a greater than 5% shareholder, for a price of $1,000.  At the time of the sale, the equipment had an original cost of $2,282 with accumulated depreciation of $1,241 for a carrying value of $1,041 and as such, a loss on the sale of equipment of $41 was recorded.  See “Note 5. Equipment”.

NOTE 8.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 37,560 acres of land of which 15,320 acres have been transferred into Golden Lynx, LLC as part of our joint venture with TintinaGold Resources, Inc. (TintinaGold), who took over for our previous joint venture partner, Cougar Gold LLC.  See “Note 4. Mineral Properties – Golden Lynx, LLC“.

An Affidavit of Annual Labor for the assessment year ending September 1, 2009 must be filed no later than November 30, 2009 showing that enough work had been performed during the assessment year. The required labor fees on the claims covering the 15,320 acres held in joint venture have been taken care of by TintinaGold as of September 1, 2009 and have been filed with the state of Alaska as of November 4, 2009.  The required annual labor fees for the remaining claims held by the Company covering the remaining 22,240 acres have also been met as of September 1, 2009 and were filed with the state of Alaska on November 2, 2009.

Annual rental fees in the amount of $34,020 are due to the state of Alaska for all the claims by November 30, 2009.  Of that amount, TintinaGold paid $14,560 on November 4, 2009 for the 15,320 acres held in joint venture.  The remaining balance of $19,460 is still payable by the Company before the November 30, 2009 deadline.  If the rental fees are not paid by November 30, 2009, then the claims will be abandoned.

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

On September 25, 2009 the Company received the final payment on the sale of our properties in Idaho and as part of the agreement, on October 2, 2009, the Company signed a quit claim deed transferring all rights, title and interest in and to the unpatented mining claims to the Purchaser.  See “Note 4. Mineral Properties - Asset Purchase Agreement”.

NOTE 9.  Subsequent Events

Private Placement

On October 21, 2009 the Company authorized a private placement offering up to a maximum of 2,000,000 shares at $0.03 per share for a maximum of $60,000 in proceeds.  As of November 9, 2009, the Company has not yet issued any shares.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

During the second quarter of 2009, the Company adopted FASB ASC 855 (previously SFAS No. 165, "Subsequent Events") which establishes general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of this standard did not result in significant changes in the subsequent events that we are required to recognize or disclosure in our financial statements.

We account for and disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through November 9, 2009, the date these condensed consolidated financial statements were filed with the SEC.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,443,863 through September 30, 2009.  Another factor is that the Company has a negative current ratio of 0.34: 1 at September 30, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

Our mineral properties consist of various mining claims in Alaska.  The claims in Idaho have now been sold per the terms of an asset purchase agreement, see “Note 4. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.  The focus of our exploration programs is directed at precious metals, primarily gold. We currently control approximately 22,240 acres of land under State of Alaska jurisdiction, after having transferred 15,320 acres into the Golden Lynx, LLC as part of our original joint venture with Cougar Gold, LLC.  On May 1, 2009 Cougar transferred all of its membership interest in Golden Lynx and its economic interest therein to TintinaGold Resources Inc. (TAU-TSX.V) a British Columbia corporation (TintinaGold) formerly known as Mantra Mining, Inc., (MAN-TSX.V) and TintinaGold is now the manager of the Golden Lynx.  See “Note 4. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

These claims are held under and are subject to the State’s mining laws and regulations.  Either we or our joint venture partner is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing. See “Note 8. Commitments and Contingencies” to our consolidated financial statements for further details.

During the nine months ended September 30, 2009, we were successful in entering into an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company.  The agreement covers our mining claims in Idaho known as the Golden Meadows Project.  Under the terms of the

Agreement we sold all of the our rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  In addition, we also agreed to assign our rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, and Option and Real Property Sales Agreement with JJO, LLC to the Purchaser.

The selling price for the claims and the assignment of the agreements was $50,000 payable as follows:

(a)  $25,000 within 10 days of the execution of the Agreement which was received by check on March 17, 2009, and

(b) $25,000 by October 1, 2009.  This payment was received on September 25, 2009 as payment in full.

The closing date of the sale was September 25, 2009 when the second $25,000 payment was received.  As part of the agreement, on October 2, 2009, we signed a quit claim deed transferring all rights, title and interest in and to the unpatented mining claims to the Purchaser.

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

Our cash balance at September 30, 2009 was $24,737 versus only $924 at December 31, 2008.  This increase is primarily due to the fact that during the nine months ended September 30, 2009, we sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  On February 2, 2009 we began a private placement offering up to a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.  On March 13, 2009, our board of directors unanimously decided to close the offering effective immediately.  As of March 13, 2009, we had issued 1,000,000 shares raising a total of $10,000.

We also received a total of $50,000 on the Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who owns greater than 5% of the outstanding shares of the Company.  The agreement covers our mining claims in Idaho known as the Golden Meadows Project.  We received $25,000 on March 17, 2009 and the final payment of $25,000 on September 25, 2009. See “Note 6. Common Stock and Common Stock Warrants” and “Note 4. Mineral Properties – Asset purchase agreement” and “Note 5. Equipment” to our consolidated financial statements for further details.

Future Outlook

Based on our current cash situation, we see the need to do a small private placement of our common stock in order to have enough operating capital to give us enough time to look for a qualified joint venture partner.  We are currently seeking a new joint venture opportunity concerning our Alaska claim groups that were in joint venture with Newmont Mining Corporation but were dropped in December of 2008.  A stipulation of any joint venture we enter would be an upfront cash infusion to help cover our operating costs.

On October 21, 2009 we authorized a private placement offering up to a maximum of 2,000,000 shares at $0.03 per share for a maximum of $60,000 in proceeds to be used in the daily operations.  As of November 9, 2009, the Company has not yet issued any shares.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2009 and September 30, 2008:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008. These tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	4,812	16,233	(11,421)	-70.4%
Abandonment of mineral lease	-	83,600	(83,600)	-100.0%
Gain on sale of mineral properties	(16,875)	-	(16,875)	-100.0%
Impairment of mineral properties and
royalty interest	-	192,000	(192,000)	-100.0%
Loss on disposal of equipment	6,199	-	6,199	100.0%
Legal and accounting expenses	4,970	32,569	(27,599)	-84.7%
General and administrative	9,506	122,416	(112,910)	-92.2%
TOTAL OPERATING EXPENSES	8,612	446,818	(438,206)	-98.1%
LOSS FROM OPERATIONS	(8,612)	(446,818)	438,206	-98.1%
Interest income	-	378	(378)	-100.0%
Interest expense	-	-	-	0.0%
TOTAL OTHER INCOME (EXPENSE)	-	378	(378)	-100.0%
LOSS BEFORE TAXES	$(8,612)	$(446,440)	$437,828	$-98.1%

	The Nine Months Ended
	September 30,	September 30,
	2009	2008	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	19,250	155,404	(136,154)	-87.6%
Settlement of drilling contract	-	161,814	(161,814)	-100.0%
Abandonment of mineral lease	-	83,600	(83,600)	-100.0%
Gain on sale of mineral properties	(16,875)	-	(16,875)	-100.0%
Impairment of mineral properties and
royalty interest	-	192,000	(192,000)	-100.0%
Loss on disposal of equipment	11,784	-	11,784	100.0%
Legal and accounting expenses	29,260	137,154	(107,894)	-78.7%
Director’s fees	-	40,000	(40,000)	-100.0%
General and administrative	54,540	628,343	(573,803)	-91.3%
TOTAL OPERATING EXPENSES	97,959	1,398,315	(1,300,356)	-93.0%
LOSS FROM OPERATIONS	(97,959)	(1,398,315)	1,300,356	-93.0%
Interest income	-	5,852	(5,852)	-100.0%
Interest expense	-	(7,787)	7,787	100.0%
TOTAL OTHER INCOME (EXPENSE)	-	(1,935)	1,935	100.0%
LOSS BEFORE TAXES	$(97,959)	$(1,400,250)	$1,302,291	$-93.0%

Overview of Operating Results

Operating Expenses

The decrease in operating expenses during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily the result of our entrance into a joint venture agreement.  Our partner in this joint venture agreement is conducting exploration activities on our behalf as part of the agreements’ “earn-in” provisions. Another reason for the decrease is that the Company has made a concerted effort to curtail costs by reducing the employee base to one part time employee and by choosing not to renew the office lease.

Overview of Financial Position

At September 30, 2009, Gold Crest had cash of $24,737 and total liabilities of $73,026.  During the nine months ended September 30, 2009, we received $15,000 for the sale of miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder.  At the time of the sale, the equipment had an original cost of $30,494 with accumulated depreciation of $12,353 for a carrying value of $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  We also received proceeds of $50,000 from the sale of our Idaho unpatented claims as part of the Asset Purchase Agreement with Frank Duval.  The carrying value of the claims was $33,125 and as such, a gain on the sale of mineral properties was recorded.  See “Note 4. Mineral Properties – Asset Purchase Agreement” to our consolidated financial statements for further details.

During the nine months ended September 30, 2009, we issued 1,000,000 shares of restricted common stock for gross proceeds of $10,000 as part of a private placement. See “Note 6. Common Stock and Common Stock Warrants” to our consolidated financial statements for further details.

Prepaid Expenses and Deposits

During the nine months ended September 30, 2009, the balance in the Prepaid insurance and Prepaid claim fees captions decreased by $22,115.  Of this decrease, $19,250 related to amortization of the “prepaid claim fees” and the other $2,865 related to the cancellation of our Director’s and Officer’s insurance.

During the nine months ended September 30, 2009, the balance in “Deposits” decreased by $3,682.  The decrease is entirely due to the termination of our lease of our offices and the use of the deposit amount held with the landlord.

Equipment

The decrease in equipment, net of accumulated depreciation, was $25,149 for the nine months ended September 30, 2009.  The decrease was due to the following transactions:

1.

In September 2009, we disposed of miscellaneous equipment with an original cost of $14,004 with accumulated depreciation of $7,845 and recorded a loss on the disposal of equipment of $6,159.

2.

In July and September 2009, we received a total of $1,000 for the sale of miscellaneous equipment with an original cost of $2,282 with accumulated depreciation of $1,241 and recorded a loss on the sale of equipment of $41.

3.

In May 2009, we received $15,000 for the sale of miscellaneous equipment with an original cost of $30,494 with accumulated depreciation of $12,353 and recorded a loss on the sale of equipment of $3,141.

4.

In February 2009, we received $500 for the sale of a piece of office equipment with an original cost of $3,096 with accumulated depreciation of $1,156 and recorded a loss on sale of equipment of $1,440.

5.

In February 2009, we received $229 for the sale of office furniture with a cost of $2,000 with accumulated depreciation of $767 and recording a loss on sale of equipment of $1,004.

Additional Paid-In Capital

The increase in additional paid-in capital of $22,355 during the nine months ended September 30, 2009, was primarily due to the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2009, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 9, 2009

By:  /s/ John P. Ryan

John P. Ryan

President and CEO

(Principal Executive Officer)

Date:  November 9, 2009

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)