Form 10-K
period 2009-12-31
GOLD CREST MINES INC
filed 2010-03-24
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $638,842.

At March 3, 2010, 85,705,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

ANNUAL REORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Any bankruptcy, receivership or similar proceedings

There have been no bankruptcy, receivership or similar proceedings.

BUSINESS OF THE COMPANY

General Description of the Business

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of our exploration programs is directed at precious metals, primarily gold. We continue to identify, investigate and acquire potential properties for future exploration and development when warranted.

Alaska Properties

In August 2006, the Company acquired exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 22,520 acres of State of Alaska-owned lands in 6 claim groups known as the Kisa, Gold Lake, Ako, Little Swift, Gold Creek and Gossan Valley within the Kuskokwim Mineral Belt known as the Company’s Southwest Kuskokwim Project.  Based on field work completed in late 2006 and summer of 2007, airborne geophysical surveys completed in the fall of 2006 and spring of 2007 and results of data compilations conducted over the winter months, the Company identified additional ground for acquisition. Approximately 8,000 acres in the Southwest Kuskokwim Project area known as the Luna claim group and approximately 50,560 acres, known as the Buckstock Project claim groups located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s other claim groups were acquired based on the results.

On September 1, 2008, the Company elected to abandon approximately 43,520 of the Buckstock acres leaving only the Chilly claim group covering 7,040 acres for lack of interest in joint ventures and due to the financial situation of the Company.  During the 2008 season, an additional 4,720 acres were staked as part of the Kisa and Gold Lake claim groups bringing the total acres in the Southwest Kuskokwim Project area to 35,240.

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations.  Of the 35,240 acres in our Southwest Kuskokwim Project area, approximately 20,040 were placed with Golden Lynx, LLC as part of a joint venture originally with Cougar Gold LLC who later transferred their interest to TintinaGold Resources Inc. (TintinaGold).  In December 2009 TintinaGold notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

Idaho Properties

In central Idaho, Niagara Mining and Development Co., Inc., (Niagara) a wholly owned subsidiary of Gold Crest Mines, Inc. had controlled approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.  The Stibnite gold district is located east of McCall in Valley County, Idaho, approximately 45 miles northeast of Cascade, Idaho.  On March 13, 2009, we signed a purchase agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval for the sale of our Idaho unpatented claims.  Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.

The selling price for the claims and the assignment of the agreements was $50,000.  The closing date of the sale was September 25, 2009 when the second $25,000 payment was received.  As part of the agreement, on October 2, 2009, the Company signed a quit claim deed transferring all rights, title and interest in and to the unpatented mining claims to the Purchaser.  As a result of this sale, the Company recognized a gain on sale of mineral property of $16,875 during the year ended December 31, 2009.  See “Note 5. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.

Competitive Business Conditions

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

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ending December 31, 2009 and 2008, we have spent $32,648 and $159,201, respectively, on exploration activities.

Employees

The Company’s total number of employees is 3 which includes the CFO, who at this time is the only paid employee working part time. The other two employees are both directors serving for no pay who include Terry Dunne who serves as the President and John Ryan who serves at the CEO of the Company. We intend to utilize the services of consultants and contractors to provide additional services to the Company as needed.

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

ITEM 2.

PROPERTIES

ALASKA PROPERTIES

GOLD CREST MINES, INC. ALASKA PROPERTY LOCATIONS

162
161
160
159
158
157
156
155
63
62
61
60
59
DONLIN CREEK DEPOSIT
BUCKSTOCK PROJECT BLOCK
SOUTHWEST KUSKOKWIM PROJECT
McGrath
Flat
Sleetmute
Kalskag
Bethel
Iditarod - Nixon Fk. Fault
Denai - Farewell Fault
Oswiak Thrust Fault
Bristol Bay
INDEX MAP
N
EXPLANATION
Middle Tertiary and younger units
Volcanic-plutonic complexes (LK-eT)
Volcanic fields (LK-eT)
Pre and synaccretionary intrusions
Kuskokwim Group overlap assemblage (Mr)
Yukon - Koyukuk flysch basin (Mz)
Continental margin terranes (PzMz)
Oceanic crust and subduction zone terranes (PzMz)
Continental affinity
Arc and related flyschoid terranes
High angle fault
Thrust fault, teeth on upper plate
0
50
100
km

REGIONAL GEOLOGY OF SOUTHWESTERN ALASKA

Modified from M.L. Miller and T.K. Bundtzen

SOUTHWEST KUSKOKWIM PROJECT

Summary

In the Kisaralik Lake area of southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. (KGMI) controls or has interests in seven claim blocks consisting of 230 State of Alaska mining claims covering approximately 35,240 acres.  Of the 35,240 acres in our Southwest Kuskokwim Project area, approximately 20,040 were placed with Golden Lynx, LLC as part of a joint venture originally with Cougar Gold LLC who later transferred their interest to TintinaGold Resources Inc. (TintinaGold).  In December 2009 TintinaGold, who was the operator of the Golden Lynx, LLC, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

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

On January 27, 2010, the Company, through its wholly owned subsidiaries, Kisa Gold Mining, Inc. and Golden Lynx, LLC signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.

Under the terms of the option, North Fork will make a payment to the Company in the amount of $20,000 which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  During the option period, North Fork agrees to meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010.  Following the expiration of the option on October 31, 2010, North Fork will have 30 days to notify the Company of its decision to exercise its option to purchase and/or earn into any or all of the claim groups.  See “Note 14. Subsequent Events – North Fork Option” to our consolidated financial statements for further details.

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

•

Discovery and staking of a new mineral occurrence at the Luna Prospect 6 miles west of the Company’s Kisa claim group;

•

Entry into a Joint Venture with Newmont Mining Corporation on the AKO and Luna prospects on May 8, 2008 which later terminated on December 12, 2008.  While they were the Company’s Joint Venture partner they completed systematic rock and soil sampling on the Luna and AKO claim groups.

•

Entry into a Joint Venture with Cougar Gold LLC, who later transferred their interest to TintinaGold Resources Inc. (TintinaGold) who was the operator of the Golden Lynx, LLC on the Kisa, Gold Lake, Little Swift, Gossan Valley and Gold Creek prospects.  In December 2009 TintinaGold, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.  The work performed by Cougar Gold while they were the Company’s Joint Venture partner included the completion of over 3,200 feet of drilling on the Gossan Ridge prospect, Gold Lake claim group with encouraging results, the completion of a soil grid on the Gold Lake and Kisa prospects extending areas of anomalous gold mineralization and the staking of additional mining claims over the Kisa, Gold Lake, Gold Creek, Gossan Valley and Little Swift prospect areas.

Southwest Kuskokwim Project Descriptions

AKO Prospect

The AKO claim group is located in the southwestern Kuskokwim mountains approximately 9 miles southwest of the Kisa Prospect.  The Company controls approximately 7,200 acres on 45 state mining claims. The AKO prospects were first discovered 20 years ago during a regional reconnaissance program.  Follow-up included limited rock-chip sampling and field examination of several linear to ovoid iron-oxide stained ridgeline and valley-wall color anomalies within and along the faulted, western margin of the Crooked Mountain Pluton.  These color anomalies are found at the headwaters of streams with strong gold and multi-element anomalies in stream sediments and pan concentrates and they are aligned along a pronounced, linear topographic feature that stretches for several miles.  These prospects have never been drilled.

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

On May 8, 2008, the Company signed three separate joint venture agreements with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (”Newmont”). During the joint venture Newmont completed a systematic reconnaissance type soil and rock chip sampling program over the AKO claim group which resulted in the delineation of two contiguous large gold anomalies on the claim group, The largest anomaly is centered over a distinctive aeromagnetic anomaly thought to represent a separate intrusive phase of the Crooked Mountain Pluton, consists of soils and rocks containing gold values greater than 0.02 ppm. This anomaly is over 13,500 feet long and 2,400 feet wide and is associated with multiple sets of sheeted quartz-sulfide vein systems. A similar and contiguous anomaly is situated adjacent to the main anomaly and has a slightly different trend and consists of soils and rock samples defining an anomalous area over 20,000 feet long and 2,700 feet wide. Neither of these anomalies has been drill tested. However on December 12, 2008, the Company received from Newmont a letter that notified of its intent to terminate the three venture agreements effective immediately.

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

A total of 41 stream-sediment samples collected from streams draining the prospect area outline a distinct 10 square mile gold, arsenic, and antimony anomaly.  A total of 40 of 72 rock chip samples collected from the prospect area contain anomalous gold.  Gold is associated with anomalous arsenic, antimony, bismuth, molybdenum, silver, copper, lead and zinc.

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

On May 8, 2008, the Company signed three separate joint venture agreements with Newmont North America Exploration Limited, a subsidiary of Newmont Mining Corporation (”Newmont”). During the joint venture Newmont conducted rock sampling and mapping on the project in 2008 and confirmed previous sampling results produced by the Company.  However on December 12, 2008, the Company received from Newmont a letter that notified of its intent to terminate the three venture agreements effective immediately.

Kisa Prospect

The Kisa claim group is made up of 38 state mining claims covering approximately 5,840 acres. The property was held under a joint venture agreement with Cougar Gold LLC, who later transferred their interest to TintinaGold Resources Inc. (TintinaGold) who was the operator of the Golden Lynx, LLC on the Kisa, Gold Lake, Little Swift, Gossan Valley and Gold Creek prospects.  In December 2009 TintinaGold, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

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

During 2007, the Company completed over 3,100 feet of core drilling with encouraging results on one of the main targets of the Kisa claim group, known as the Kisa Breccia Target.  A poorly exposed, extensively silica-carbonate-sulfide altered breccia body is located along a ridge crest and steep, north-facing valley walls. The breccia is composed of a mixture of altered sedimentary and igneous clasts, many of which exhibit multiple generations of veining and brecciation.  The breccia body is exposed over an area approximately 1000 feet wide x 1600 feet long and roughly 800 feet high.  Systematic rock chip samples from outcropping exposures of this breccia average 1.25 parts per million (0.036 troy ounces per short ton) gold. The Company completed six core holes into the target during the 2007 drilling campaign. All six holes cut broad zones of intensely altered igneous breccia containing low grade gold mineralization including narrower higher grade intervals.  Hole K07-04 cut 678 feet averaging 0.3 parts per million gold; hole K07-05 cut 378 feet averaging 0.7 parts per million (0.02 ounces per ton) gold, including an intercept of 144 feet averaging 1.3 parts per million (0.038 ounces per ton) and hole K07-06 cut 485 feet averaging 0.4 parts per million (0.012 ounces per ton) gold.

The Golden Dike Target includes the rocks exposed on and under a prominent northeast trending ridgeline running through the center of the Kisa claim group.  The ridge contains numerous silica-carbonate-sulfide altered felsic rhyolite dikes and sills exposed over an area 900 feet wide x 9800 feet long with at least 650 feet of exposed vertical extent.  Float mapping, aerial photographic linears, airborne geophysical data and soil sampling suggest the dike swarm may extend in both directions under talus covered slopes and into the adjacent valleys.  Sedimentary rocks are heavily iron oxide stained and fractured in the hornfelsed zones adjacent to and along the dike and sill margins and contain various oxidation products after sulfides.  The dikes are often bleached, silicified and typically contain disseminated to stockwork sulfide veining.  The large spatial extent and intense alteration of this dike swarm and the heavily iron-stained host rocks suggest the presence of a mineralized system at the surface and underlying the ridge.  The length-weighted average grade sampled from the dike swarm averaged greater than 0.1 parts per million of gold.  Similar dikes swarms and alteration zones are associated with the mineralized zones in the Donlin Creek deposit.

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

The Pirate’s Pick Target is located in the northern portion of the Kisa claim group and consists of a large northwest-trending quartz-carbonate-sulfide veined fault zone.  The intensely stockwork-veined fault is intermittently exposed over the crest and flanks of a small ridge in an area roughly 650 feet wide by 1150 feet long with several hundreds of feet of exposed vertical extent.  The fault occurs along the northern end of the ridge hosting the dike-sill complex and field evidence suggests the fault may offset and displace the dike swarm.  The length-weighted average grade of 18 rock chip samples collected from this zone is 1.95 parts per million (0.057 ounces per ton) gold.

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

Gold Lake Prospect

The Gold Lake claim group is made up of 69 state mining claims covering approximately 9,720 acres approximately 8 miles west of the Kisa Prospect. The property was held under a joint venture agreement with Cougar Gold LLC, who later transferred their interest to TintinaGold Resources Inc. (TintinaGold) who was the operator of the Golden Lynx, LLC on the Kisa, Gold Lake, Little Swift, Gossan Valley and Gold Creek prospects.  In December 2009 TintinaGold, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.  The claims cover a broad, bright red, iron oxide stained, northwest trending ridge several miles long and nearly a mile wide adjacent to Gold Lake.  The claim group contains at least two generations of crosscutting igneous dikes and sills similar to the Kisa showing and drill targets have been defined at several prospects within the claim package.

The Gossan Ridge Target consists of a series of banded quartz-sulfide veins associated with a dike-sill swarm that runs along the crest and flanks of rust-colored ridgeline exhibiting heavily iron oxide-staining reflecting weathering and oxidation of widespread disseminated sulfides in the rocks exposed along the ridge.  The vein system has an exposed strike length of over 1600 feet and exposed widths up to 150 feet and the alteration zone and lower grade old mineralization is up to 350 feet wide and 4900 feet long with up to 650 feet of exposed vertical extent.  Samples from the vein system consistently carry highly anomalous gold and pathfinder elements.  The vein system appears to be associated with a series of porphyritic dikes that have produced pervasive and intense hydrothermal alteration of the host sedimentary rocks.  The dikes and sills typically contain lower grade gold mineralization, but their widespread presence and intense alteration associated with the igneous rocks throughout the complex suggest the presence of a larger, potentially mineralized igneous body at depth.

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

During 2008, four drill holes were completed totaling 3,227.5 feet and cut thick intervals of moderately to strongly altered and weakly gold mineralized sediments and intrusives. All the holes bottomed in hornfels indicating proximity to a larger intrusive body at depth which is still untested by drilling. Geologic mapping and soil and rock sampling were completed along favorable trends. Detailed sampling and structural analysis indicates the main mineralized zone, exposed on steep nearly inaccessible cliffs, was not completely tested by the 2008 drilling, in part due to difficulties in establishing a stable drill platform on the steep slopes. Detailed continuous rock chip sampling across the mineralized zone exposed on the cliffs outlined a zone approximately 30 meters true thickness averaging 1 part per million (0.029 ounces per ton)

The Golden Alder Target consists of a linear fault zone exposed along the bottom and valley walls of a small drainage over a strike length of approximately 600 meters.  Soils collected over covered areas on the valley walls and adjacent uplands suggests the zone may be as wide as 200 meters.  A pronounced circular airborne geophysical anomaly underlies a portion of the fault system and its projection into an alluvium covered area and may represent a leakage halo emanating from a potentially mineralized intrusion at depth over 1.5 parts per million (0.044 ounces per ton) gold. During 2008, additional soil and rock sampling surveys were completed with encouraging results.

Little Swift Prospect

Little Swift consists of 14 state mining claims covering approximately 2,240 acres and were staked to prospect a distinctively linear, contact zone between the Crooked Mountain quartz monzonite pluton and the cupola of hornfelsed sedimentary rocks. The property was held under a joint venture agreement with Cougar Gold LLC, who later transferred their interest to TintinaGold Resources Inc. (TintinaGold) who was the operator of the Golden Lynx, LLC on the Kisa, Gold Lake, Little Swift, Gossan Valley and Gold Creek prospects.  In December 2009 TintinaGold, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

The prospect sites are staked over six large linear to ovoid iron-oxide stained ridgeline and valley wall color anomalies along the contact zone.  Previous workers collected highly anomalous stream silt samples from below the area of the color anomalies.

Gold Creek Prospect

Gold Creek consists of 12 state mining claims covering approximately 1,920 acres and were staked to prospect several iron-oxide stained color anomalies developed within the cupola of hornfelsed sedimentary rocks associated with the eastern margin of Crooked Mountain quartz monzonite pluton. The property was held under a joint venture agreement with Cougar Gold LLC, who later transferred their interest to TintinaGold Resources Inc. (TintinaGold) who was the operator of the Golden Lynx, LLC on the Kisa, Gold Lake, Little Swift, Gossan Valley and Gold Creek prospects.  In December 2009 TintinaGold, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

The prospect sites are staked over four large ovoid-valley wall color anomalies that appear to be stratiform in character.  Previous workers collected highly anomalous stream-sediment samples from below the area of the color anomalies. In 2008, Cougar Gold LLC, an affiliate of Electrum USA Ltd., operator of the Golden Lynx LLC at the time, completed sampling and mapping of the Gold Creek prospects.  Mapping located a series of large quartz monzonite to diorite dikes in the headwaters of the streams reporting anomalous gold and pathfinder elements. Large color anomalies noted previously were examined and found to be associated with extensive fracture controlled sulfide development. The most intense sulfide development and fracturing were found to be stratigraphically controlled and associated with distinctive chert and black siltite sections. Weak gold and pathfinder anomalies are associated with these fracture zones. Much of the prospect area is covered with glacial alluvium and talus potentially masking potential mineralized areas within the claim group.

Gossan Valley Prospect

Gossan Valley consists of 2 state mining claims covering approximately 320 acres located approximately 6 miles south of the AKO prospect. The property was held under a joint venture agreement with Cougar Gold LLC, who later transferred their interest to TintinaGold Resources Inc. (TintinaGold) who was the operator of the Golden Lynx, LLC on the Kisa, Gold Lake, Little Swift, Gossan Valley and Gold Creek prospects.  In December 2009 TintinaGold, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

The prospect was first discovered 20 years ago during a regional reconnaissance program.  Follow-up included limited rock-chip sampling and field examination of several ridgeline and valley-wall color anomalies within and along the faulted, eastern margin of the Crooked Mountain Pluton.  The color anomalies are found at the headwaters of streams with gold and multi-element anomalies in stream sediments and pan concentrates and they are aligned along a pronounced, linear topographic feature that stretches for approximately one mile.  Previous rock sampling in the area, was limited to the collection of ten float, talus and outcrop samples below and within one of several color anomalies present in the area.  Two of the ten samples returned detectable gold.  The prospect was never drilled.

The Company’s exploration in the area includes compilation of historic data, completion of fixed-wing aeromagnetic and electromagnetic surveys, aerial reconnaissance mapping, stream sediment sampling and preliminary prospecting on several of the color anomalies. Stream-sediment samples from below the area of the known color anomalies contain highly anomalous gold, arsenic, antimony, molybdenum and bismuth.  Pan concentrates from streams draining these areas also contain visible gold.  A brief examination of the showing in 2007 included collection of a single representative rock chip sample over a 3 meter thick exposure of gossanous hornfels.  The rock chip sample reported 0.199 ppm gold and 462 ppm copper consistent with previous sample results from the area.

In 2008, Cougar Gold LLC, an affiliate of Electrum USA Ltd., operator of the Golden Lynx LLC at the time, completed sampling and mapping of the prospect and identified a broad area of stockwork veining, potassium feldspar and biotite flooding similar to that found in many porphyry-style gold and copper systems.

BUCKSTOCK PROJECT

Summary

The Company’s wholly owned subsidiary Kisa Gold Mining, Inc., (KGMI) had staked 316 State of Alaska mining claims covering approximately 51,560 acres in seven claim groups.  The Company abandoned 6 of the claim groups leaving only the Chilly group with 44 State of Alaska mining claims covering approximately 7,040 acres.  The claims are situated approximately 50 miles southwest of Donlin Creek and 45 miles northeast of KGMI’s Kisa Project area. KGMI initiated an active and aggressive exploration program in the region as part of a regional program approach expanding on the Company’s results in the Kisa Project area.  These prospects have been identified through multiple sources including a review and compilation of data from published federal, state and academic manuscripts, published and unpublished geochemical data and corporate proprietary data sets.

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

Chilly Prospect

This prospect consists of a semicircular, 25-square mile multi-element stream geochemical anomaly draining a large Late Cretaceous to Early Tertiary, zoned, quartz monzonitic intrusive complex.  Highly anomalous arsenic in stream silts outlines this intrusive complex at the regional scale.  Placer gold has been found around the flanks of the complex coincident with highly anomalous stream silts containing pathfinder elements.  Seven rock chip samples collected from outcrops in the headwaters of the anomalous streams contain anomalous gold.

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

IDAHO PROPERTIES

Gold Crest Mines, Inc.
Idaho Property Locations
Salmon River
Payette
National
Forest
South Fork Salmon River
BIG CREEK
YELLOW PINE
STIBNITE
Golden Meadows Project
Johnson Creek Road
Boise
National
Forest
Idaho
0
10 km
0
5 MI
GOLDEN MEADOWS PROJECT LOCATION MAP

In central Idaho, Niagara Mining and Development Co., Inc., (Niagara) a wholly owned subsidiary of Gold Crest Mines, Inc. had controlled approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.  The Stibnite gold district is located east of McCall in Valley

County, Idaho, approximately 45 miles northeast of Cascade, Idaho.  On March 13, 2009 we signed a purchase agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval for the sale of our Idaho unpatented claims.  Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.

The selling price for the claims and the assignment of the agreements was $50,000.  The closing date of the sale was September 25, 2009 when the second $25,000 payment was received.  As part of the agreement, on October 2, 2009, the Company signed a quit claim deed transferring all rights, title and interest in and to the unpatented mining claims to the Purchaser.  As a result of this sale, the Company recognized a gain on sale of mineral property of $16,875 during the year ended December 31, 2009.  See “Note 5. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders through the solicitation of proxies, or otherwise, during the quarter ended December 31, 2009.

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

Year	Quarter	High Closing	Low Closing
2008	First Quarter	$0.290	$0.140
	Second Quarter	$0.150	$0.075
	Third Quarter	$0.090	$0.020
	Fourth Quarter	$0.035	$0.002
2009	First Quarter	$0.015	$0.006
	Second Quarter	$0.041	$0.005
	Third Quarter	$0.019	$0.006
	Fourth Quarter	$0.055	$0.015

Holders

As of March 3, 2010, there were approximately 380 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

Unregistered Sales of Equity Securities

On December 31, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on October 31, 2009.  The Company issued 928,833 shares of common stock to six purchasers for a total of $27,865 in total proceeds.  Under the private placement we offered a maximum of 2,000,000 shares at $0.03 per share for a maximum of $60,000 in proceeds.

The shares above were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), and Rule 506 promulgated by the SEC, and Section 4(6) thereof, as a transaction by an issuer not involving any public offering.  Each participant was an accredited investor at the time of the issuance.  They delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of a restrictive legend upon the certificate representing their shares.  They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  They represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the share purchase.  No underwriting discounts or commissions were paid in connection with these transactions.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,517,419 through December 31, 2009.  Another factor is that the Company has a negative current ratio of 0.34: 1 at December 31, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

In the Kisaralik Lake area of southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. (KGMI) controls or has interests in seven claim blocks consisting of 230 State of Alaska mining claims covering approximately 35,240 acres.  Of the 35,240 acres in our Southwest Kuskokwim Project area, approximately 20,040 were placed with Golden Lynx, LLC as part of a joint venture originally with Cougar Gold LLC who later transferred their interest to TintinaGold Resources Inc. (TintinaGold).  In December 2009 TintinaGold, who was the operator of the Golden Lynx, LLC, notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Note 5. Mineral Properties - Golden Lynx, LLC” to our consolidated financial statements for further details.

The Company calls the seven claim blocks the Southwest Kuskokwim Project and the individual names of each claim block are Kisa, Gold Lake, Luna, AKO, Gold Creek, Gossan Valley and Little Swift.  On January 27, 2010, the Company, through its wholly owned subsidiaries, Kisa Gold Mining, Inc. and Golden Lynx, LLC signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.

Under the terms of the option, North Fork will make a payment to the Company in the amount of $20,000 which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  During the option period, North Fork agrees to meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010.  Following the expiration of the option on October 31, 2010, North Fork will have 30 days to notify the Company of its decision to exercise its option to purchase and/or earn into any or all of the claim groups.  See “Note 14. Subsequent Events – North Fork Option” to our consolidated financial statements for further details.

The Company also received a total of $50,000 on an Asset Purchase Agreement (the "Agreement") signed on March 13, 2009 with Frank Duval for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Real Property Sales Agreement with JJO, LLC, and the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, to Mr. Duval.  See “Note 5. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.

Officers and Board of Directors

On January 20, 2009 Gold Crest received a letter of resignation from Howard Crosby as director and chairman of the board effective immediately.

On July 13, 2009 Gold Crest received a letter of resignation from Bobby Cooper as director effective immediately.

On July 15, 2009 Gold Crest received a letter of resignation from Thomas Parker as director effective immediately.

On December 16, 2009, the Board of Directors accepted the resignation of John P. Ryan as the President of the Company.  Mr. Ryan will continue in his duties as CEO and a director of the Company.

On December 16, 2009, the Board of Directors accepted the resignation of Terrance Dunne as the Secretary/Treasurer of the Company.  The Board of Directors also appointed Mr. Dunne as the new President of the Company and Chairman of the Board of Directors by unanimous consent.

On December 16, 2009, the Board of Directors appointed Matt J. Colbert as the new Secretary/Treasurer of the Company by unanimous consent.  Mr. Colbert is currently the CFO of the Company.

Comparison of the Years Ended December 31, 2009 and December 31, 2008:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the year ended December 31, 2009 compared with the year ended December 31, 2008. These tables are provided to assist in assessing differences in our overall performance:

	The Year Ended
	December 31,	December 31,
	2009	2008	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	32,648	159,201	(126,553)	-79.5%
Settlement of drilling contract	-	161,813	(161,813)	-100.0%
Abandonment of mineral lease	-	83,600	(83,600)	-100.0%
Gain on sale of mineral lease	(16,875)	-	(16,875)	100.0%
Impairment of mineral properties
and royalty interest	-	616,875	(616,875)	-100.0%
Impairment of investment in Golden
Lynx LLC	43,202	-	43,202	100.0%
Loss on disposal of equipment	11,784	11,204	580	5.2%
Legal and accounting expenses	35,515	150,828	(115,313)	-76.5%
Directors' fees	-	40,000	(40,000)	-100.0%
General and administrative	65,241	672,987	(607,746)	-90.3%
TOTAL OPERATING EXPENSES	171,515	1,896,508	(1,724,993)	-91.0%
LOSS FROM OPERATIONS	(171,515)	(1,896,508)	1,724,993	-91.0%
Interest income	-	5,571	(5,571)	-100.0%
Interest expense	-	(7,787)	7,787	-100.0%
TOTAL OTHER INCOME (EXPENSE)	-	(2,216)	2,216	-100.0%
NET LOSS	$(171,515)	$(1,898,724)	$1,727,209	$-91.0%

Overview of Operating Results

Operating Expenses

The decrease of $1,724,993 in operating expenses during the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily the result of our entrance into a joint venture agreement.  Our partner in this joint venture agreement was conducting exploration activities on our behalf as part of the agreements’ “earn-in” provisions.

Another reason for the decrease is that the Company has made a concerted effort to curtail costs by reducing the employee base to one part time employee and by choosing not to renew the office lease.

These decreases in operating expenses were further reduced by $161,813 due to the settlement of a drilling contract which occurred in the second quarter of 2008 and by $83,600 and $616,875 which corresponded to the abandonment of a mineral lease and the impairment of mineral properties and royalty interest in the third and fourth quarters of 2008.  See “Note 5. Mineral Properties – Option and Real Property Sales Agreement with JJO, LLC”, “Note 5. Mineral Properties – Mining Lease and Option to Purchase Agreement with Bradley Mining company” and “Note 6. Royalty Interest in Mineral Property” to our consolidated financial statements for further details.

Also contributing to the decrease in operating expenses during 2009, although to a significantly lesser extent, was a decrease in directors’ fees.  During the 2008 second quarter we issued 400,000 shares of common stock to two new directors at a price of $0.10 per share.  During 2009 there were no director shares issued.

Overview of Financial Position

At December 31, 2009, Gold Crest had cash of $12,931 and total liabilities of $76,512.  During the year ended December 31, 2009, we received $15,000 for the sale of miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder.  At the time of the sale, the equipment had an original cost of $30,494 with accumulated depreciation of $12,353 for a carrying value of $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  We also received proceeds of $50,000 from the sale of our Idaho unpatented claims as part of the Asset Purchase Agreement with Frank Duval.  The carrying value of the claims was $33,125 and as such, a gain on the sale of mineral properties was recorded.  See “Note 5. Mineral Properties – Asset Purchase Agreement” to our consolidated financial statements for further details.

On March 13, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on February 2, 2009.  The Company issued 1,000,000 shares of common stock for a total of $10,000 in total proceeds.  Under the private placement we offered a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.

On December 31, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on October 31, 2009.  The Company issued 928,833 shares of common stock for a total of $27,865 in total proceeds.  Under the private placement we offered a maximum of 2,000,000 shares at $0.03 per share for a maximum of $60,000 in proceeds.

Prepaid Expenses and Deposits

During the year ended December 31, 2009, the balance in the prepaid insurance and prepaid claim fees captions decreased by $9,141.  Of this decrease, $6,276 related to amortization of the “prepaid claim fees” and the other $2,865 related to the cancellation of our Director’s and Officer’s insurance.

During the year ended December 31, 2009, the balance in “Deposits” decreased by $3,682.  The decrease is entirely due to the termination of our lease of our offices and the deposit amount held with the landlord.

Equipment

The decrease in equipment, net of accumulated depreciation, was $33,449 for the year ended December 31, 2009.  The decrease was due to the following transactions:

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

Mineral Properties

The decrease in mineral properties of $33,125 during the year ended December 31, 2009 was due to the Company on March 13, 2009, signing an Asset Purchase Agreement (the "Agreement") with Frank Duval for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project for a total of $50,000.  As a result of this sale, the Company recognized a gain on sale of mineral property of $16,875 during the year ended December 31, 2009.  See “Note 5. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.

Investment in Golden Lynx LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC, a Delaware limited liability company, (“Cougar”), a greater than 5% shareholder, who was the operator of the Golden Lynx, LLC (“Golden Lynx”) and an affiliate of Electrum USA Ltd.   Pursuant to this agreement, the Company transferred 15,320 acres under State of Alaska jurisdiction into Golden Lynx.  The Company accounts for this investment under the cost method of accounting.  Accordingly, the carrying value of the contributed property of $54,575 was reclassed from mineral properties to “Investment in Golden Lynx LLC”.

On May 1, 2009 Cougar transferred all of its membership interest in Golden Lynx and its economic interest therein to TintinaGold Resources Inc. (TintinaGold) formerly known as Mantra Mining, Inc., (MAN-TSX.V) and TintinaGold took over as the manager of the Golden Lynx.  On December 23, 2009 the Company was notified by TintinaGold that it had elected to resign its membership in the Golden Lynx LLC.  During the years ending December 31, 2009 and 2008, our joint venture partners in the Golden Lynx spent approximately $214,056 and $1,746,721, respectively, on exploration activities on our properties.

After receiving the notice of TintinaGold’s resignation, the Company determined that the carrying value of the Investment in Golden Lynx LLC had been impaired.  The Company recorded a write-down of $43,202, which was recognized as an impairment of investment in Golden Lynx LLC in the fourth quarter of 2009 leaving a carrying value of $11,373 at December 31, 2009.  The $11,373 carrying value was based primarily on the ongoing negotiations with a very interested third party who was looking at entering into an option agreement with the Company worth $20,000 on the Company’s Southwest Kuskokwim Project area.  The option agreement was in fact entered into on January 27, 2010 for the agreed on amount of $20,000 which was received on February 16, 2010.  See “Note 5. Mineral Properties - Golden Lynx, LLC” and “Note 14. Subsequent Events – North Fork Option” to our consolidated financial statements for further details.

Additional Paid-In Capital

The increase in additional paid-in capital during the year ended December 31, 2008, was primarily due to the following:

1.

Stock based compensation of $13,355 related to the vesting of stock options;

2.

On March 13, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on February 2, 2009.  The Company issued 1,000,000 shares of common stock for a total of $10,000 in total proceeds.  Under the private placement we offered a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.

3.

On December 31, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on October 31, 2009.  The Company issued 928,833 shares of common stock for a total of $27,865 in total proceeds.  Under the private placement we offered a maximum of 2,000,000 shares at $0.03 per share for a maximum of $60,000 in proceeds.

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

On March 13, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on February 2, 2009.  The Company issued 1,000,000 shares of common stock for a total of

$10,000 in total proceeds.  Under the private placement we offered a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds. The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

On December 31, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on October 31, 2009.  The Company issued 928,833 shares of common stock for a total of $27,865 in total proceeds.  Under the private placement we offered a maximum of 2,000,000 shares at $0.03 per share for a maximum of $60,000 in proceeds.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

The Company also received a total of $50,000 on an Asset Purchase Agreement (the "Agreement") signed on March 13, 2009 with Frank Duval for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Real Property Sales Agreement with JJO, LLC, and the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, to the Purchaser.  See “Note 5. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.

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

We are currently seeking a new joint venture opportunity concerning our Alaska claim groups.  A stipulation of any joint venture we enter would be an upfront cash infusion to cover our operating costs.  On January 27, 2010, the Company signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  Under the terms of the option, North Fork will make a payment to the Company in the amount of $20,000 which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  See “Note 14. Subsequent Events – North Fork Option” to our consolidated financial statements for further details.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2008 or 2009.

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, the Company did not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	22
Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	23
Consolidated Statements of Operations for the years ended December 31, 2009, December 31, 2008 and for the period from inception until December 31, 2009	24
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007, and from inception to December 31, 2006	25
Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and for the period from inception until December 31, 2009	27
Notes to the Consolidated Financial Statements	28

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants
Business Consultants

dm-t
decoria • maichel • teague

Report of Independent Registered Public Accounting Firm

Board of Directors
Gold Crest Mines, Inc.

We have audited the accompanying consolidated balance sheets of Gold Crest Mines, Inc. (*An Exploration Stage Company*) ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Crest Mines, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague P.S.

Spokane, Washington
March 12, 2010

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,931	$924
Miscellaneous receivable	-	3,000
Prepaid insurance	-	2,865
Prepaid claim fees	12,974	19,250
Deposits, current	-	3,682
Total Current Assets	25,905	29,721
Equipment, net of accumulated depreciation
of $1,889 and $20,315, respectively	1,524	34,973
Mineral properties	-	33,125
Investment in Golden Lynx LLC	11,373	54,575
TOTAL ASSETS	$38,802	$152,394

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$34,773	$35,924
Accounts payable – related party	36,000	30,000
Accrued liabilities	5,739	3,885
Total Current Liabilities	76,512	69,809

Total Liabilities	76,512	69,809

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 85,705,828 and 83,776,995 shares issued
and outstanding, respectively	85,706	83,777
Additional paid-in capital	9,394,003	9,344,712
Accumulated deficit during exploration stage	(9,517,419)	(9,345,904)
Total Stockholders' Equity (Deficit)	(37,710)	82,585

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,802	$152,394
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations

				From Inception
				January 11, 2005
		Years Ended		to
		December 31,	December 31,	December 31,
		2009	2008	2009

REVENUES		$-	$-	$-

OPERATING EXPENSES:
Exploration expenditures		32,648	159,201	4,336,939
Settlement of drilling contract		-	161,813	161,813
Abandonment of mineral lease		-	83,600	83,600
Gain on sale of mineral lease		(16,875)	-	(16,875)
Impairment of mineral properties and
royalty interest		-	616,875	616,875
Impairment of investment in Golden Lynx LLC		43,202	-	43,202
Loss on disposal of equipment		11,784	11,204	22,988
Legal and accounting expenses		35,515	150,828	504,214
Directors' fees		-	40,000	844,000
General and administrative		65,241	672,987	2,977,285
TOTAL OPERATING EXPENSES		171,515	1,896,508	9,574,041

LOSS FROM OPERATIONS		(171,515)	(1,896,508)	(9,574,041)

OTHER INCOME (EXPENSE):
Interest income		-	5,571	79,182
Interest expense		-	(7,787)	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-	(2,216)	56,622

LOSS BEFORE TAXES		(171,515)	(1,898,724)	(9,517,419)
INCOME TAXES		-	-	-

NET LOSS		$(171,515)	$(1,898,724)	$(9,517,419)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		84,759,232	80,739,603

The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

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

Gold Crest Mines, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Continued)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balances, December 31, 2007	77,416,328	$ 77,417	$ 8,511,183	$ (132,500)	$ (7,447,180)	$ 1,008,920

Stock warrants:
Exercised at $0.30 per share	300,000	300	89,700	-	-	90,000
Stock options:
for share-based compensation
at $0.28 per share	-	-	121,089	-	-	121,089
Issuance of Common Stock:
for directors fees at
$0.10 per share	400,000	400	39,600	-	-	40,000
for services at $0.10 per share	100,000	100	9,900	-	-	10,000
for cash ranging from $0.05
to $0.15 per share	5,666,667	5,666	594,334	-	-	600,000
for common stock subscribed	-	-	-	111,300	-	111,300
Forgiveness of remaining
common stock subscribed	(106,000)	(106)	(21,094)	21,200	-	-
Net loss for year ended
December 31, 2008				-	(1,898,724)	(1,898,724)
Balances, December 31, 2008	83,776,995	$ 83,778	$ 9,344,712	$ -	$ (9,345,904)	$ 82,585

Stock options:
for share-based compensation
at $0.28 per share	-	-	13,355	-	-	13,355
Issuance of Common Stock:
for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000
for cash at $0.03 per share	928,833	929	26,936	-	-	27,865
Net loss for year ended
December 31, 2009				-	(171,515)	(171,515)
Balances, December 31, 2009	85,705,828	$ 85,706	$ 9,394,003	$ -	$ (9,517,419)	$ (37,710)

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
	Year Ended	Year Ended	From Inception
	December 31,	December 31,	January 11, 2005 to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,515)	$(1,898,724)	$(9,517,419)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	4,936	22,739	51,669
Common stock and options issued for services	-	10,000	1,368,976
Equity compensation for management and directors	13,355	161,089	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	161,813	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	(3,421)	(3,421)
Loss on disposal of equipment	11,784	11,204	22,988
Abandonment of mineral lease	-	83,600	83,600
Impairment of mineral properties and royalty interest	-	616,875	616,875
Impairment of investment in Golden Lynx LLC	43,202	-	43,202
Gain on sale of mineral properties	(16,875)	-	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	(2,346)	(6,266)
Prepaid expenses and deposits	12,823	50,392	45,025
Miscellaneous receivable	3,000	-	3,000
Accounts payable and accrued liabilities	6,703	(242,293)	106,341
Net cash used by operating activities	(92,587)	(1,029,072)	(5,813,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	(400,000)	(400,000)
Purchase of mineral properties	-	(150,000)	(388,175)
Proceeds from the sale of equipment	16,729	-	16,729
Proceeds from the sale of mineral properties	50,000	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	66,729	(550,000)	(1,048,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	201,300	201,300
Sale of common stock, net of issuance costs	37,865	600,000	6,674,343
Net cash provided by financing activities	37,865	801,300	6,875,643

Net change in cash and cash equivalents	12,007	(777,772)	12,931
Cash and cash equivalents, beginning of period	924	778,696	-
Cash and cash equivalents, end of period	$12,931	$924	$12,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$54,575	$54,575
Note receivable forgiven in connection
with settlement agreement	$-	$120,000	$120,000
Equipment relinquished in connection
with settlement agreement	$-	$12,654	$12,654
Equipment exchanged for settlement of accounts payable	$-	$29,828	$29,828
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

Certain amounts in prior period financial statements have been reclassified to conform to the 2009 presentation.  These reclassifications had no effect on the net loss, accumulated deficit or cash flows as previously recorded.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Examples of areas requiring the use of estimates include the recoverability of mineral property and investments accounted for on the cost basis, assumptions used in determining the fair value of stock-based compensation and the expected economic lives and rates for depreciation.  Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the accounting principles for development stage enterprises as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to development stage financial statement presentation are required to label their financial statements as an “Exploration Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents and miscellaneous receivable approximated their fair values as of December 31, 2008 and 2009.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At December 31, 2009 and 2008, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Share-Based Compensation

The Company accounts for share-based compensation by measuring the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.  For stock awards that do not vest immediately, the Company recognizes the compensation expense ratably over the requisite service period of the individual grants, which generally equals the vesting period.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At December 31, 2009, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.  At December 31, 2008, the common stock equivalents consisted of 6,150,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2008 and 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,517,419 through December 31, 2009.  Another factor is that the Company has a negative current ratio of 0.34: 1 at December 31, 2009.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company drastically reduced its overhead expenses going into 2009 such as reducing staff on payroll to one part time employee and eliminating its office space.  With these reductions in overhead, the Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months.  The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully enter into a joint venture on our Alaska properties and the Company’s future personnel requirements.

On January 27, 2010, the Company signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  Under the terms of the option, North Fork will make a payment to the Company in the amount of $20,000 within 14 days of the signing of the agreement dated January 27, 2010, which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  See “Note 8. Common Stock and Common Stock Warrants” and “Note 14. Subsequent Events – North Fork Option”.

NOTE 4.  Equipment

During the year ended December 31, 2009, the Company had the following transactions relating to equipment:

•

Sold equipment at a price of $729.  At the time of the sale, the equipment had an original cost of $5,096 with accumulated depreciation of $1,923 for a carrying value of $3,173 and as such, a loss on the sale of equipment of $2,444 was recorded.

•

Sold equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had an original cost of $30,494 with accumulated depreciation of $12,353 for a carrying value of $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.

•

Sold equipment to Midas Gold, Inc. whose President is Frank Duval, a greater than 5% shareholder, for a price of $1,000.  At the time of the sale, the equipment had an original cost of $2,282 with accumulated depreciation of $1,241 for a carrying value of $1,041 and as such, a loss on the sale of equipment of $41 was recorded.

•

Sold equipment with an original cost of $14,004 with accumulated depreciation of $7,845 for a carrying value of $6,159 and as such, a loss on the disposal of equipment of $6,159 was recorded.

During the year ended December 31, 2008, the Company had the following transactions relating to equipment:

•

Settled an outstanding payable of $29,828 to a vendor by trading equipment with a cost of $35,820 with accumulated depreciation of $9,413 and exploration expense charged with the difference of $3,421.

•

Received $3,000 for the sale of a piece of equipment with a cost of $7,741 with accumulated depreciation of $3,587 and recording a loss on sale of equipment for $1,154.

•

Wrote off miscellaneous equipment with a cost of $18,300 with accumulated depreciation of $8,250 and recording a loss on disposal of equipment for $10,050.

•

Per the settlement of the Diamond Drilling Contract we gave up equipment with a cost of $17,822 with accumulated depreciation of $5,168.

NOTE 5.  Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska. The Company had controlled claims in Idaho covering over 3,930 acres of unpatented mill site and load claims under Federal jurisdiction but on March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who, up until November 3, 2009, owned greater than 5% of the outstanding shares of the Company (the “Purchaser”).  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  See “Asset Purchase Agreement”.

Alaska Properties

In August 2006, the Company acquired exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 22,520 acres of State of Alaska-owned lands in 6 claim groups known as the Kisa, Gold Lake, Ako, Little Swift, Gold Creek and Gossan Valley within the Kuskokwim Mineral Belt known as the Company’s Southwest Kuskokwim Project.  Based on field work completed in late 2006 and summer of 2007, airborne geophysical surveys completed in the fall of 2006 and spring of 2007 and results of data compilations conducted over the winter months, the Company identified additional ground for acquisition. Approximately 8,000 acres in the Southwest Kuskokwim Project area known as the Luna claim group and approximately 50,560 acres, known as the Buckstock Project claim groups located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s other claim groups were acquired based on the results.

On September 1, 2008, the Company elected to abandon approximately 43,520 of the Buckstock acres leaving only the Chilly claim group covering 7,040 acres for lack of interest in joint ventures and due to the financial situation of the Company.  During the 2008 season, an additional 4,720 acres were staked as part of the Kisa and Gold Lake claim groups bringing the total acres in the Southwest Kuskokwim Project area to 35,240.

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations.  Of the 35,240 acres in our Southwest Kuskokwim Project area, approximately 20,040 were placed with Golden Lynx, LLC as part of a joint venture in 2008 originally with Cougar Gold LLC who later transferred their interest to TintinaGold Resources Inc. (TintinaGold).  In December 2009 TintinaGold notified the Company that it was resigning its membership in the Golden Lynx LLC.  See “Golden Lynx, LLC”.

Golden Lynx, LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC, a Delaware limited liability company, (“Cougar”), a greater than 5% shareholder, who was the operator of the Golden Lynx, LLC (“Golden Lynx”) and an affiliate of Electrum USA Ltd.   Pursuant to this agreement, the Company transferred 15,320 acres under State of Alaska jurisdiction into Golden Lynx.  The Company accounts for this investment under the cost method of accounting.  Accordingly, the carrying value of the contributed property of $54,575 was reclassed from mineral properties to “Investment in Golden Lynx LLC”.

On May 1, 2009, the Company signed a Cumulative Restated Amendment dated May 1, 2009 to the Golden Lynx agreement.  Under the terms of the amendment, the expiration of the first earn-in period under the Golden Lynx was changed from April 18, 2011 to April 18, 2013 and the expiration of the second earn-in period under the Golden Lynx was changed from April 18, 2013 to April 18, 2015.  All other terms of the agreement remained the same.

On May 1, 2009 Cougar transferred all of its membership interest in Golden Lynx and its economic interest therein to TintinaGold Resources Inc. (TAU-TSX.V) a British Columbia corporation (TintinaGold) formerly known as Mantra Mining, Inc., (MAN-TSX.V) and TintinaGold took over as the manager of the Golden Lynx.  The details below show what the new terms of the agreement were with TintinaGold as manager.

TintinaGold had an initial 55% interest and Kisa had an initial 45% interest in Golden Lynx.  The members appointed TintinaGold as the manager with overall management responsibility for operations.  TintinaGold would have been entitled to retain its 55% interest by making the following contributions to Golden Lynx, used to fund exploration expenditures, on the following timetable:

a)

$750,000 on or before April 18, 2009, the first anniversary of the effective date of the agreement;

b)

An additional $1,250,000 on or before April 18, 2010, the second anniversary of the effective date of the agreement; and

c)

An additional $1,500,000 on or before April 18, 2013, the fifth anniversary of the effective date of the agreement.

On December 23, 2009 the Company was notified by TintinaGold that it had elected to resign its membership in the Golden Lynx LLC, in accordance with the Golden Lynx LLC agreement dated April 18, 2008.

The resignation of TintinaGold as a member of the Golden Lynx and TintinaGold’s failure to meet the initial contribution requirements of the Golden Lynx LLC Limited Liability Company Agreement (the “Operating Agreement”) terminates its interests in Golden Lynx, LLC.  TintinaGold will have no further rights to receive distributions, or any other payments from Golden Lynx or Kisa, except as provided for in Section 6.3 of the Operating Agreement.  A copy of the Operating

Agreement was attached as Exhibit 10.6 to Gold Crest’s Quarterly Report Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.  Therefore, at December 31, 2009, the Company is the sole shareholder of Golden Lynx LLC.

After having received the notice of TintinaGold’s resignation, the Company determined that the carrying value of the Investment in Golden Lynx LLC had been impaired.  The Company recorded a write-down of $43,202, which was recognized as an impairment of investment in Golden Lynx LLC in the fourth quarter of 2009 leaving a carrying value of $11,373 at December 31, 2009.  The $11,373 carrying value was based primarily on the ongoing negotiations with an interested third party who was looking at entering into an option agreement with the Company worth $20,000 on the Company’s Southwest Kuskokwim Project area.  The option agreement was entered into on January 27, 2010 for the agreed on amount of $20,000 which was received on February 16, 2010.  See “Note 14. Subsequent Events – North Fork Option” for further details.

The $20,000 proposed payment was allocated by the number of acres to the five claim groups which were part of the Golden Lynx LLC, as well as the Company’s other two claim groups known as AKO and Luna which make up the rest of the Southwest Kuskowim Project area. Another deciding factor for the impairment was because the Company believes that it is reasonably possible that the option agreement with North Fork would not be exercised when it expires on October 31, 2010.

The following is a summary of the Company’s mineral properties in Alaska.

Alaska Mineral Properties	Number of Claims	Acres
Southwest Kuskokwim Project
AKO	45	7,200
Luna	50	8,000
Kisa	38	5,840
Gold Lake	69	9,720
Gold Creek	12	1.920
Little Swift	14	2,240
Gosson Valley	2	320
TOTAL Southwest Kuskokwim Project	230	35,240

Buckstock Project
Chilly	44	7,040
TOTAL Buckstock Project	44	7,040

The Company is required to perform certain work commitments and pay annual assessments to the States of Alaska to hold these claims in good standing.  See “Note 13. Commitments and Contingencies”.

Idaho Properties

In central Idaho, Niagara Mining and Development Co., Inc., (Niagara) a wholly owned subsidiary of Gold Crest Mines, Inc. had controlled approximately 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District covering approximately 3,930 acres.  The Stibnite gold district is located east of McCall in Valley County, Idaho, approximately 45 miles northeast of Cascade, Idaho.  On March 13, 2009, we signed a purchase agreement (the "Agreement") between Gold Crest Mines, Inc. and Frank Duval for the sale of our Idaho unpatented claims.  Under the terms of the agreement we sold all of the Company’s rights, title and interest in and to our 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as our Golden Meadows Project.  See “Asset Purchase Agreement”.

Asset Purchase Agreement

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who, up until November 3, 2009, owned greater than 5% of the outstanding shares of the Company, as an individual or agent for and on behalf of a company to be formed for the purpose of acquiring the mining claims in Idaho known as the Golden Meadows Project (the “Purchaser”).  On April 3, 2009 the Company signed an amended and restated Asset Purchase Agreement entering into a more formal definitive agreement which supersedes the original Purchase Agreement dated March 13, 2009 with Frank Duval.  The terms remain the same as under the first agreement dated March 13, 2009.

Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Real Property Sales Agreement with JJO, LLC, and the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, to Mr. Duval.  See “Mining Lease and Option to Purchase Agreement with Bradley Mining Company” and “Option and Real Property Sales Agreement with JJO, LLC.”  See “Note 6. Royalty Interest in Mineral Property” for further details.

The selling price for the claims and the assignment of the agreements was $50,000 payable as follows:

(a)  $25,000 within 10 days of the execution of the Agreement which was received by check on March 17, 2009, and

(b) $25,000 by October 1, 2009.  This payment was received on September 25, 2009 as payment in full.

The closing date of the sale was September 25, 2009 when the second $25,000 payment was received.  As part of the agreement, on October 2, 2009, the Company signed a quit claim deed transferring all rights, title and interest in and to the unpatented mining claims to the Purchaser.  As a result of this sale, the Company recognized a gain on sale of mineral property of $16,875 during the year ended December 31, 2009.

Mining Lease and Option to Purchase Agreement with Bradley Mining Company

On March 31, 2008, the Company entered into a Mining Lease and Option to Purchase Agreement with the Bradley Mining Company (the “Bradley Option Agreement”).  Pursuant to the terms of the Agreement, the Company had been granted an exclusive option through March 30, 2009 to purchase for $300,000 real property located in the Stibnite mining district, Valley County, Idaho (“the Bradley Property”).  The Bradley Property consisted of nine patented mining claims comprising approximately 175 acres.  As consideration for entering into the Bradley Option Agreement, the Company paid $75,000.  If the Company had elected to exercise this option on or before March 30, 2009, then there would have been another payment due upon closing in the amount of $225,000.

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

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement").  Under the terms of the Agreement the Company agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company to Mr. Duval.  See “Asset Purchase Agreement.”

Option and Real Property Sales Agreement with JJO, LLC.

On January 24, 2008, the Company entered into an Option and Real Property Sales Agreement with JJO, LLC, (“JJO”) an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig.  This option gave the Company the right to acquire approximately 255 acres of patented mining and mill site claims in the Stibnite area from the Oberbillig Estate.  The property had a total purchase price of $435,620.  As consideration for entering into the Option Agreement, the Company paid $125,000.

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

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement").  Under the terms of the Agreement the Company agreed to assign its rights under the Option and Real Property Sales Agreement with JJO, LLC to Mr. Duval.  See “Asset Purchase Agreement.”

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

On March 13, 2009 the Company assigned the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig (the “Oberbillig Agreement”) to Frank Duval, a related party who, up until November 3, 2009, owned greater than 5% of the outstanding shares of the Company.  See “Note 5. Mineral Properties - Asset Purchase Agreement”.

NOTE 7.  Note Receivable

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

NOTE 8.  Common Stock and Common Stock Warrants

Common Stock

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

During the year ended December 31, 2009, the Company had the following issuances of common stock:

On March 13, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on February 2, 2009.  The Company issued 1,000,000 shares of common stock for a total of $10,000 in total proceeds.  Under the private placement we offered a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.

On December 31, 2009, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on October 31, 2009.  The Company issued 928,833 shares of common stock for a total of $27,865 in total proceeds.  Under the private placement the Company offered a maximum of 2,000,000 shares at $0.03 per share for a maximum of $60,000 in proceeds.

During the year ended December 31, 2008, the Company had the following issuances of common stock:

1.

The Company issued 556,500 shares of restricted common stock upon the payment of promissory notes in the amount of $111,300 issued as part of the November 2007 private placement;

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

Common Stock Warrants

In November 2007 the Company completed a private placement of 4,697,500 units for gross proceeds of $939,500.  Of the total units, 662,500 units were subscribed in exchange for promissory notes with a value of $132,500 and due dates extending through September 1, 2008.  The units were priced at $0.20 per unit.  Each unit consisted of one share of common stock and one full common stock purchase warrant.  Each warrant was exercisable for a period of two (2) years from the closing to purchase one share of common stock at a price of $0.30 per share.  At December 31, 2008 there were 4,291,500 warrants outstanding exercisable at $0.30 per share with expiration dates ranging from October 21, 2009 to November 19, 2009.

During the year ended December 31, 2008 the Company received payments on the promissory notes in the amount of $111,300 which constituted partial payments on the promissory notes and issued a total of 556,500 units.

In December, 2008 the Company decided to forgive the final $21,200 worth of outstanding promissory notes which constituted 106,000 units that would not be issued bringing down the total units issued as part of the November 2007 private placement to only 4,591,500 units.

The following is a summary of warrant activity in 2008 and 2009:

	Number of Warrants	Weighted Average Exercise Price
Outstanding January 1, 2008	4,697,500	$ 0.30
Issued	—	—
Exercised	(300,000)	0.30
Forfeited	(106,000)	0.30
Outstanding at December 31, 2008	4,291,500	$ 0.30
Expired	4,291,500	0.30
Outstanding at December 31, 2009	—	—
Warrants exercisable at December 31, 2009	—	—

See Note 10 for stock issued under stock based compensation plans.

NOTE 9.  Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock is entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.  The authorized but un-issued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.  The Directors in their sole discretion have the power to determine the preferences, limitations, and relative rights of each series of Preferred Stock within the limits set forth in the Nevada Business Corporation Act.  At December 31, 2009, no preferred stock has been issued.

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees.  As of December 31, 2009, the maximum number of shares available for issuance under the 2007 Stock Plan was 6,270,000.

Stock Options

During the year ended December 31, 2009 the Company did not issue any new options under the 2007 Stock Plan.  During that same period, 200,000 stock options issued before the 2007 Stock Plan with an exercise price of $0.30 expired on August, 20, 2009 and 1,000,000 stock options under the 2007 Stock Plan with an exercise price of $0.53 were forfeited due to a board member resigning. Compensation expense was recorded of $13,355 and was recognized in 2009 for the options issued in 2007, which vested during the year ended December 31, 2009.

During the year ended December 31, 2008 the Company did not issue any new options under the 2007 Stock Plan.  During that same period, 100,000 stock options with an exercise price of $0.28 were forfeited due to a board member resigning. Compensation expense was recorded of $121,089 and was recognized in 2008 for the options issued in 2007, which vested during the year ended December 31, 2008.

The following is a summary of stock option activity in 2008 and 2009:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2008	6,580,000	$ 0.51
Granted	—	—
Exercised	—	—
Forfeited	(100,000)	0.28
Expired	—	—
Outstanding at December 31, 2008	6,480,000	$ 0.51
Options exercisable at December 31, 2008	6,150,000	$ 0.51
Outstanding January 1, 2009	6,480,000	$ 0.51
Granted	—	—
Exercised	—	—
Forfeited	(1,000,000)	0.53
Expired	(200,000)	0.30
Outstanding at December 31, 2009	5,280,000	$ 0.52
Options exercisable at December 31, 2009	5,280,000	$ 0.52

The 5,280,000 shares under options at December 31, 2009 have expiration dates ranging as follows: 5,000,000 expire on June 18, 2012 and 280,000 expire on September 11, 2012.   At December 31, 2009 the fully vested stock options have no intrinsic value due to the fact that the option exercise prices are greater than the market price on that date.

Stock Awards Under the 2007 Stock Plan

During the year ended December 31, 2009, the Company did not issue any shares of fully-vested common stock.

During the year ended December 31, 2008, the Company issued 400,000 shares of fully-vested common stock to two newly appointed board members of the Company that was earned based on board compensation.  The total value of the stock awards granted and expensed during the year ended December 31, 2008 was calculated at $40,000.

NOTE 11.  Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2009 and 2008.

At December 31, 2009 and 2008 the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2009 and December 31, 2008. The significant components of the deferred tax asset at December 31, 2009 and 2008 was as follows:

	December 31, 2009	December 31, 2008
Net operating loss carry forward	$4,600,000	$4,400,000
Deferred tax asset
Net operating loss carry forward	$1,798,000	$1,644,000
Exploration costs	841,000	938,000
Stock based compensation	397,000	392,000
	3,036,000	2,974,000
Deferred tax asset valuation allowance	(3,036,000)	(2,974,000)
Net deferred tax asset	$—	$—

At December 31, 2009 and 2008 the Company had net operating loss carry forwards of approximately $4,600,000 and $4,400,000 respectively, which expire in the years 2020 through 2029.

The income tax benefit shown in the consolidated financial statements for the years ended December 31, 2009 and 2008 differs from the federal statutory rate as follows:

	December 31, 2009	December 31, 2008
Benefit at federal statutory rate	$(62,000)	$(646,000)
Increase in valuation allowance	62,000	646,000
Other	0	0
Total provision	$0	$0

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.

We have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2007 through 2009 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 12.  Related Party Transactions

In addition to transactions with Frank Duval discussed in Notes 4, 5 and 6, during the years ended December 31, 2009 and 2008, the following related transactions occurred:

On April 23, 2008, the Company issued 1,666,667 shares at $0.15 per share for total cash received of $250,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the Golden Lynx LLC agreement we entered into on April 18, 2008.  See “Note 5. Mineral Properties - Golden Lynx, LLC” for further details.

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

On May 1, 2009 the Company sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had a carrying value of approximately $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  See “Note 4. Equipment”.

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for professional services to be rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009. During the year ended December 31, 2008 the Company recognized an expense in the amount of $36,000, paid Mrs. Duval $6,000 and accrued in accounts payable the other $30,000.  During the year ended December 31, 2009, the Company recognized an expense in the amount of $6,000 by accruing in accounts payable the last two months of the contract totaling $6,000.  As of December 31, 2009 the total outstanding payable is $36,000.

NOTE 13.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land.  Annual rental payments in the amount of $30,835 for these claims are due by November 30, 2010. If these rental payments are not paid by the due date, the claims will be considered abandoned.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined.  The labor year for the claims begins on September 1 and ends the following September 1.  The Company would have been required to perform qualified labor in the amount of $105,700 by September 1, 2010 except we have qualified carry-over amounts that can be applied to the labor year ending September 1, 2010 in the amount of $82,673 leaving only $23,027 to be performed by the September 1, 2010 deadline.  If these labor requirements are not met by the due date, the claims will be considered abandoned.

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

NOTE 14.  Subsequent Events

North Fork Option

On January 27, 2010, the Company, through its wholly owned subsidiaries, Kisa Gold Mining, Inc. and Golden Lynx, LLC signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  The Southwest Kuskokwim Project area consists of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 35,240 acres of State of Alaska-owned lands in 7 claim groups known as the Kisa, Luna, AKO, Gold Lake, Little Swift, Gold Creek and Gossan Valley (“The Projects”) within the Kuskokwim Mineral Belt.

Under the terms of the option, North Fork will make a payment to the Company in the amount of $20,000 within 14 days of the signing of the agreement dated January 27, 2010, which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  During the option period, North Fork agrees to meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010.  Following the expiration of the option on October 31, 2010, North Fork will have 30 days to notify the Company of its decision to exercise its option to purchase and/or earn into any or all of the claim groups.

The following is a breakdown of the proposed earn-in terms:

1.

The initial interest at the time North Fork exercises its option to earn into ”The Projects” will be as follows:

a.

Gold Crest Mines, Inc. – 100%

b.

North Fork – 0%

2.

North Fork can earn a 51% interest in ”The Projects” by the expenditure of $3,000,000 on ”The Projects” by October 31, 2013.

3.

If North Fork withdraws from the Joint Venture prior to earning a 51% interest in ”The Projects”, it will have no further interest in ”The Projects”.

4.

North Fork can earn an additional 24% interest in ”The Projects”, taking its total interest to 75% by the expenditure of an additional $3,000,000USD by October 31, 2016.

5.

North Fork can earn a total interest of 90% in any of ”The Projects” claim blocks by the completion of a Bankable Feasibility Study.

6.

Gold Crest Mines, Inc. will retain a free carried 10% interest in ”The Projects” up to a Decision to Mine at which point it can elect to contribute at 10% or dilute to a 2% Net Smelter Royalty.

7.

North Fork is obliged to keep the Projects in “good standing”.

8.

North Fork is the sole manager of ”The Projects” and will make all decisions in regards to the exploration programs.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
John P. Ryan	47	Chief Executive Officer and Director
Terrence J. Dunne(1)	61	President and Director
Robert O’Brien(1)	75	Director
Daniel R. McKinney Sr.	60	Director
Matthew J. Colbert	41	Chief Financial Officer and Secretary/Treasurer
____________________________________
(1) Member of the Audit Committee

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

John P. Ryan.  Mr. Ryan was appointed as President and CEO of the Company on November 13, 2008. On December 16, 2009 Mr. Ryan resigned his position as the Company’s President. Mr. Ryan has been a Director of the Company since June, 2008. Mr. Ryan has extensive experience with development-stage resource companies. Mr. Ryan was Founder and Chairman of U.S. Silver Corporation (a producing silver company) from June, 2006 until September, 2008. Mr. Ryan was Secretary and Chief Financial Officer of High Plains Uranium, Inc. (a uranium exploration and production company) ("High Plains") from incorporation in February 2005 until September 2006 (High Plains became a reporting issuer in all jurisdictions in Canada in November 2005). He also served from April 2004 to February 2005 as a director (in addition to Secretary and Chief Financial Officer) of High Plains Uranium, Inc. (Idaho), the predecessor to High Plains. During the period of 1996 until 2006, he held various positions with Cadence Resources Corporation, a U.S. public natural resources company, including Vice President of Corporate Development (1996-2005), Secretary (1998-2006) and a director (1997-2005). Mr. Ryan has also been Chief Financial Officer and a director of Trend Mining Company since August 2000. He served as President and a director of Grand Central Silver Mines Inc. from 1998 until 2000 and was a director of Metalline Mining Company from 1996 until 1999. Mr. Ryan attended the University of Idaho where he received a B.S. degree in Mining Engineering, and he also received a Juris Doctor from Boston College. Mr. Ryan is a former U.S. Naval Officer.

Terrence J. Dunne.  Mr. Dunne was appointed as President of the Company on December 16, 2009.  Mr. Dunne has served as a director of the Company since 2006 and up until December 16, 2009 he had also served as the Company’s Secretary/Treasurer.  For more than the past six years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses.  Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations. Mr. Dunne currently serves as a director of Rock Energy Resources, Inc., which trades on the OTCBB.PK.  Mr. Dunne is currently serving as a director for Superior Silver Mines, Inc., which trades on the OTCBB and he also serves as President and Director of Silver Butte Co. which trades on the OTCBB. Mr. Dunne received a degree in Business Administration from Gonzaga University in 1970.  He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984. Mr. Dunne is a former adjunct professor in the School of Business Administration of Gonzaga University, teaching courses in corporate mergers, acquisitions and reorganizations.

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

Matthew J. Colbert.  Mr. Colbert has served as the Chief Financial Officer of the Company since December 2007.  Mr. Colbert was appointed as Secretary/Treasurer of the Company on December 16, 2009. Mr. Colbert has over eleven years of experience in public and corporate accounting.  He has a Bachelor of Science degree in Accounting from the University of Idaho and is licensed as a Certified Public Accountant in the State of Washington.  Before being appointed CFO, Mr. Colbert had been the Controller of the Company since August 2007.  Most recently, Mr. Colbert Served as Chief Financial Officer and President of Lifestream Technologies, Inc., a publicly traded company.  Lifestream Technologies, Inc. was a leading supplier of cholesterol monitors. Mr. Colbert also served on Lifestream’s Board of Directors.  Earlier in his career, Mr. Colbert served as a Business Assurance Associate in the audit department of PricewaterhouseCoopers, LLP, an international accounting and consulting firm.

Audit Committee

As of December 31, 2009 Terrence Dunne and Robert O’Brien now comprise the Company’s Audit Committee.  The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics.  The Board of Directors has determined that Terrence Dunne meets the SEC definition of an “audit committee financial expert”.

Nominating and Corporate Governance Committee

The entire board of directors comprise the Company’s Nominating and Corporate Governance Committee.  Mr. McKinney and Mr. O’Brien are independent members of that Committee. The Corporate Governance and Nominating Committee is responsible for developing the Company’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of the Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of the Company’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of the Company, monitoring the quality and effectiveness of the Company’s corporate governance system and ensuring the effectiveness and integrity of the Company’s communication and reporting to shareholders and the public generally.

Compensation Committee

The entire board of directors comprise the Company’s Compensation Committee.  Mr. McKinney and Mr. O’Brien are independent members of that Committee. The Compensation Committee is responsible for setting the compensation for the officers and the other agents and employees of the corporation. The Committee may delegate the authority to set the compensation of the officers, agents, and employees to the President.  No officer may be prevented from receiving compensation as an officer solely because the officer is also a director of the corporation.  The Committee shall fix the amount or salary to be paid to each director for service as a director or for attendance at each meeting of the Board.  Salary or payment for service as a director shall not preclude a director from serving the corporation in any other capacity or from receiving compensation for service in that other capacity.

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

During 2009, certain of our directors and executive officers who own our stock filed Forms 3, 4 or 5 with the Securities and Exchange Commission.  The information on these filings reflects the current ownership position of all such individuals.  To the best of our knowledge, during 2009 all such filings by our officers and directors were made timely.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2009 and 2008, compensation paid to our Chief Executive Officer, Chief Financial Officer and President (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 and 2008

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
John P. Ryan (1)	2009	—	—	—	—
Chief Executive Officer	2008	—	$ 20,000	—	$ 20,000

Thomas H. Parker (2)	2009	—	—	—	—
Former President and Chief	2008	$ 143,304	—	—	$ 143,304
Executive Officer

Terrence J. Dunne (3)	2009	—	—	—	—
President	2008	—	—	—	—

Matt J. Colbert (4)	2009	$ 24,000	—	—	$ 24,000
Chief Financial Officer	2008	$ 70,000	—	—	$ 70,000

 (1)

 Mr. Ryan was appointed Chief Executive Officer on November 13, 2008 and Director on June 5, 2008.  The $20,000 Stock Award was for services as a Director.  Mr. Ryan later resigned as President on December 16, 2009.  Mr. Ryan receives no compensation for his role as CEO or when he served as President.

(2)

Mr. Parker was appointed President and Chief Executive Officer and Director on March 13, 2007.  Mr. Parker later resigned as President and Chief Executive Officer effective November 13, 2008 and as a director on July 15, 2009.

(3)

 Mr. Dunne was appointed President on December 16, 2009.  Mr. Dunne receives no compensation for his role as President.

(4)

Mr. Colbert went from a full-time to a part-time employee beginning on September 16, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning year-end number and value of unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
John P. Ryan	—	—
Chief Executive Officer

Thomas H. Parker (1)	—	—
Former President and Chief
Executive Officer

Terrence J. Dunne	1,500,000	—	$0.53	6/18/12
President

Matt J. Colbert	125,000	—	$0.28	9/11/12
Chief Financial Officer

(1)

Mr. Parker was appointed President and Chief Executive Officer and Director on March 13, 2007.  Mr. Parker later resigned as President and Chief Executive Officer effective November 13, 2008 and as a director on July 15, 2009.

Employment Agreements

There are no employment agreements that were in effect between us and each of the Named Executive Officers during the last fiscal year.

Director Compensation

There was no director compensation paid for the year ended December 31, 2009 to directors and as such, no table is provided.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 3, 2010 regarding the ownership of our Common Stock by:

•       each person who is known by us to own more than 5% of our shares of common stock;

•       each of our named executive officers and directors; and

•       all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 85,705,828 shares of common stock outstanding as of March 3, 2010.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following March 3, 2010 subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
John P. Ryan 301 Central Ave., Apt. 384, Hilton Head, SC 29926	3,535,000	4.12%
Robert W. O’Brien 1511 S. Riegel Ct., Spokane, WA 99212	3,223,935	3.76%
Terrence J. Dunne(1) 1224 W. Riverside Ave., Apt 1006 Spokane, WA 99201	10,279,585	11.79%
Daniel R. McKinney Sr.(2) 607 S. Government Way, Spokane, WA 99224	1,417,500	1.65%
Matt J. Colbert(3) 724 E. Metler Lane, Spokane, WA 99218	125,000	0.15%
Total of all executive officers and directors (5 individuals) (4)	18,581,020	21.28%

Tony Alford(5) 7040 Interlaken Dr., Kernersville, NC 27284	4,520,520	5.27%
Cougar Gold LLC(6) 1700 Lincoln St., Ste 2600, Denver, CO 80203	5,666,667	6.61%

__________________________________________________

(1)

Includes 1,500,000 shares issuable upon the exercise of vested options.

(2)

Includes 18,500 shares held in spouse’s IRA.

(3)

Includes 125,000 shares issuable upon the exercise of vested options.

(4)

Includes 1,625,000 shares issuable upon the exercise of vested options.

(5)

Mr. Alford is not an Officer or Director of the Company but is a 5% or greater shareholder.  The shares were verified by a shareholder of record report dated March 3, 2010 obtained from Columbia Stock Transfer Company and by confirmation by Mr. Alford.

(6)

Cougar Gold LLC is a 5% or greater shareholder. The shares were verified by the schedule 13G filed with the Securities and Exchange Commission on June 16, 2008.

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2007 Stock Plan	5,280,000	$0.52	6,270,000	(1)
Total	5,280,000	$0.52	6,270,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2009 and 2008, and to date in 2010, the following related transactions occurred:

On March 26, 2008, Terry Dunne, the President and a director of the Company exercised 71,788 warrants to purchase shares at $0.30 per share and paid the Company $21,536.  Also on April 28, 2008 he exercised another 23,333 warrants to purchase shares at $0.30 per share and paid the Company $7,000.  The warrants were part of the November 2007 private placement.

On March 26, 2008, Howard Crosby, at the time, a director of the Company exercised 90,340 warrants to purchase shares at $0.30 per share and paid the Company $27,102.  The warrants were part of the November 2007 private placement.

On March 26, 2008, Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder of the Company exercised 66,900 warrants to purchase shares at $0.30 per share and paid the Company $20,070.  Also on April 28, 2008 he exercised another 16,667 warrants to purchase shares at $0.30 per share and paid the Company $5,000.  The warrants were part of the November 2007 private placement.

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

On August 26, 2008, the Company issued 500,000 shares at $0.10 per share for total cash received of $50,000 to Cougar Gold LLC, a greater than 5% shareholder.  The shares were part of the sixty day extension to the letter of intent with Cougar Gold for them to perform additional due diligence on our Idaho properties.  As part of the extension deal, if Cougar Gold decided not to go forward with the Idaho joint venture then the Company would issue another 500,000 shares at no cost to Cougar Gold bringing the average share price down to $0.05 per share.  On September 9, 2008, after being informed by Cougar Gold that they did not intend to go forward with the joint venture on our Idaho properties we issued the other 500,000 shares at no cost.

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project for a total of $50,000.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Real Property Sales Agreement with JJO, LLC, and the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, to Mr. Duval.  See “Note 5. Mineral Properties - Asset Purchase Agreement” to our consolidated financial statements for further details.

On May 1, 2009 the Company sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had a carrying value of approximately $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  See “Note 4. Equipment”.

In July and September the Company sold miscellaneous equipment to Midas Gold, Inc. whose President is Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for a price of $1,000.  At the time of the sale, the equipment had an original cost of $2,282 with accumulated depreciation of $1,241 for a carrying value of $1,041 and as such, a loss on the sale of equipment of $41 was recorded.  See “Note 4. Equipment”.

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, who, up until November 3, 2009, was a greater than 5% (five percent) shareholder, as payment for professional services rendered to the Company.  The agreement was for $3,000 per month for twenty-one months ending February 2009.  During the year ended December 31, 2008 the Company paid Mrs. Duval $6,000 and accrued in accounts payable another $30,000 and in 2009 accrued another $6,000. As of December 31, 2009 the total outstanding payable is $36,000.

Director Independence

Directors Robert W. O’Brien and Daniel R. McKinney are independent members of the board of directors as defined by NASDAQ Marketplace Rule 4200(a)(15).

In determining the matter of independence, Mr. O’Brien and Mr. McKinney had no transactions, relationships or arrangements with the Company within the last three years.  Mr. McKinney had shares granted to him as directors’ fees, and both Mr. O’Brien and Mr. McKinney had investment participation in the Company’s private placements on the same terms as all other investors in that offering.

“Independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

(3)

Other relationships include:

(i)

a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer, or a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company's securities; or(b) payments under non-discretionary charitable contribution matching programs.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q were $18,000 and $22,800, respectively.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

The Company’s auditors billed $2,500 and $800 for professional services for tax compliance, tax advice and tax planning for fiscal 2009 and 2008, respectively.

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

3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation 8/14/2006. Filed as Exhibit 3.8 with the Company’s 10-SB12G on January 8, 2007.
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. 7/28/2006. Filed as Exhibit 3.9 with the Company’s 10-SB12G on January 8, 2007.
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. 1/11/2005. Filed as Exhibit 3.10 with the Company’s 10-SB12G on January 8, 2007.
3.11	Amended Bylaws adopted September 12, 2007. Filed as Exhibit 3.11 with the Company’s 10-KSB on March 26, 2008.
10.1	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig. Filed as Exhibit 10.3 with the Company’s 10-KSB on March 26, 2008.
10.2

Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig. Filed as Exhibit 10.4 with the Company’s 10-KSB on March 26, 2008.

10.3

Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation. Filed as Exhibit 10.5 with the Company’s 10-Q on August 11, 2008.

10.4	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC. Filed as Exhibit 10.6 with the Company’s 10-Q on August 11, 2008.
10.5	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval. Filed as Exhibit 10.9 with the Company’s 10-K on March 25, 2009.
14	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008. Filed as Exhibit 14.1 with the Company’s 8-K on March 3, 2008.
21	Subsidiaries of the Issuer. Filed as Exhibit 21 with the Company’s 10-SB12G on January 8, 2007.
99	Gold Crest Mines, Inc., 2007 Stock Plan. Filed as Exhibit 99 with the Company’s 10-SB12G/A on August 6, 2007.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith.
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350. Filed herewith
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350. Filed herewith

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 23, 2010.

GOLD CREST MINES, INC.

By:  /s/ John P. Ryan

        John P. Ryan

Chief Executive Officer

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 23, 2010.

/s/ JOHN P. RYAN	Chief Executive Officer and Director
John P. Ryan
(Principal Executive Officer)
/s/ MATT J. COLBERT	Chief Financial Officer and Secretary/Treasurer
Matt J. Colbert
(Principal Financial and Accounting Officer)
/s/ TERRENCE J. DUNNE	President and Director
Terrence J. Dunne
/s/ ROBERT W. O’BRIEN	Director
Robert W. O’Brien
/s/ DANIEL R. MCKINNEY, SR.	Director
Daniel R. McKinney, Sr.