Form 10-Q
period 2010-03-31
GOLD CREST MINES INC
filed 2010-05-13
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

GOLD CREST MINES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52392	82-0290112
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

724 E Metler Lane Spokane, WA	99218
(Address of principal executive offices)	(Zip Code)

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

At May 6, 2010, 85,705,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2010

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,428	$12,931
Prepaid claim fees	8,108	12,974
Total Current Assets	16,536	25,905
Equipment, net of accumulated depreciation
of $2,060 and $1,889, respectively	1,353	1,524
Mineral properties	11,373	-
Investment in Golden Lynx LLC	-	11,373
TOTAL ASSETS	$29,262	$38,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$32,330	$34,773
Accounts payable – related party	36,000	36,000
Accrued liabilities	6,297	5,739
Deposit on option agreement	20,000	-
Total Current Liabilities	94,627	76,512

Total Liabilities	94,627	76,512

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 85,705,828 and 85,705,828 shares issued
and outstanding, respectively	85,706	85,706
Additional paid-in capital	9,394,003	9,394,003
Accumulated deficit during exploration stage	(9,545,074)	(9,517,419)
Total Stockholders' Equity (Deficit)	(65,365)	(37,710)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,262	$38,802
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended			From Inception
		March 31,		March 31,	January 11, 2005
		2010		2009	to March 31, 2010

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		7,339		7,219	4,344,278
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss on disposal of equipment		-		2,444	22,988
Legal and accounting expenses		11,226		19,694	515,440
Directors' fees		-		-	844,000
General and administrative		9,090		34,869	2,986,375
TOTAL OPERATING EXPENSES		27,655		64,226	9,601,696

LOSS FROM OPERATIONS		(27,655)		(64,226)	(9,601,696)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Interest expense		-		-	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-		-	56,622

LOSS BEFORE TAXES		(27,655)		(64,226)	(9,545,074)
INCOME TAXES		-		-	-

NET LOSS		$(27,655)		$(64,226)	$(9,545,074)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		85,705,828		84,265,884

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months	Three Months	From Inception
	Ended	Ended	January 11, 2005
	March 31, 2010	March 31, 2009	to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,655)	$(64,226)	$(9,545,074)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	171	2,384	51,840
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	13,355	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	2,444	22,988
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	4,866	13,179	49,891
Miscellaneous receivable	-	3,000	3,000
Accounts payable and accrued liabilities	(1,885)	9,695	104,456
Net cash used by operating activities	(24,503)	(20,169)	(5,838,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	729	16,729
Proceeds from the sale of mineral properties	-	25,000	50,000
Proceeds from deposit on option agreement	20,000	-	20,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	20,000	25,729	(1,028,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	10,000	6,674,343
Net cash provided by financing activities	-	10,000	6,875,643

Net change in cash and cash equivalents	(4,503)	15,560	8,428
Cash and cash equivalents, beginning of period	12,931	924	-
Cash and cash equivalents, end of period	$8,428	$16,484	$8,428

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	$11,373	$-	$11,373
Note receivable forgiven in connection with settlement agreement	$-	$-	$120,000
Equipment relinquished in connection with settlement agreement	$-	$-	$12,654
Equipment exchanged for settlement of accounts payable	$-	$-	$29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts in prior period financial statements have been reclassified to conform to the 2010 presentation.  These reclassifications had no effect on the net loss, accumulated deficit or cash flows as previously recorded.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of March 31, 2010 and December 31, 2009.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At March 31, 2010 and December 31, 2009, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At March 31, 2010, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.  At March 31, 2009, the common stock equivalents consisted of 6,480,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,545,074 through March 31, 2010.  Another factor is that the Company has a negative current ratio of 0.17: 1 at March 31, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets / current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On January 27, 2010, the Company signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 on February 16, 2010 which was recorded as a deposit on option agreement, for the exclusive right to explore the claims up until October 31, 2010.  See “Note 4. Mineral Properties – North Fork Option”.

NOTE 4.  Mineral Properties

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

Golden Lynx, LLC

Of the 35,240 acres in our Southwest Kuskokwim Project area, approximately 20,040 were placed with Golden Lynx LLC as part of a joint venture in 2008 originally with Cougar Gold LLC who later transferred their interest to TintinaGold Resources Inc. (TintinaGold).  The claim groups transferred to Golden Lynx LLC were our Kisa, Gold Lake, Gold Creek, Little Swift and Gossan Valley properties.  On December 23, 2009 the Company was notified by TintinaGold that it had elected to resign its membership in the Golden Lynx LLC, in accordance with the Golden Lynx LLC agreement dated April 18, 2008.

The resignation of TintinaGold as a member of the Golden Lynx and TintinaGold’s failure to meet the initial contribution requirements of the Golden Lynx LLC Limited Liability Company Agreement (the “Operating Agreement”) terminates its interests in Golden Lynx, LLC.  TintinaGold will have no further rights to receive distributions, or any other payments from Golden Lynx or Kisa, except as provided for in the Operating Agreement. Therefore, at December 31, 2009, the Company was the sole shareholder of Golden Lynx LLC.

After having received the notice of TintinaGold’s resignation, the Company determined that the carrying value of the Investment in Golden Lynx LLC had been impaired.  The Company recorded a write-down of $43,202, which was recognized as an impairment of investment in Golden Lynx LLC in the fourth quarter of 2009 leaving a carrying value of $11,373 at December 31, 2009.  The $11,373 carrying value was based primarily on the ongoing negotiations with an interested third party who was looking at entering into an option agreement with the Company worth $20,000 on the Company’s Southwest Kuskokwim Project area.  The option agreement was entered into on January 27, 2010 for the agreed on amount of $20,000 which was received on February 16, 2010.  See “North Fork Option” for further details.

On February 10, 2010, the Company had all the claims from the Golden Lynx LLC quitclaimed back into Kisa and decided to either let the Golden Lynx LLC dissolve or since there was nothing left in it we could assign our interest to a third party and let them take control of it.  Therefore, the Company reclassed the remaining balance of $11,373 held under “Investment in Golden Lynx LLC” to “Mineral Properties” during the quarter ending March 31, 2010.

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

Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010 which was recorded as a deposit on option agreement, for the exclusive right to explore the claims up until October 31, 2010.  During the option period, North Fork agrees to meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010.  Following the expiration of the option on October 31, 2010, North Fork will have 30 days to notify the Company of its decision to exercise its option to purchase and/or earn into any or all of the claim groups.

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

4.

North Fork can earn an additional 24% interest in ”The Projects”, taking its total interest to 75% by the expenditure of an additional $3,000,000 by October 31, 2016.

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

8.

North Fork will be the sole manager of “The Projects” and will make all decisions in regards to the exploration programs.

NOTE 5.  Prepaid Claim Fees

During the three months ended March 31, 2010, the Company recognized $4,866 as claim fee expense on our Southwest Kuskokwim properties leaving a prepaid balance of $8,108 which will last through August 31, 2010.  During the three months ended March 31, 2009, the Company recognized $7,219 as claim fee expense on our Idaho properties.  During the 2009 season, the claim fees for the Southwest Kuskokwim properties were paid for through our joint venture partners at the time.

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

During the three months ending March 31, 2010 the Company did not have any issuances of common stock.

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

NOTE 7.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims totaling 42,280 acres of land.  Annual rental payments in the amount of $30,835 for these claims are due by November 30, 2010. If these rental payments are not paid by the due date, the claims will be considered abandoned.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,545,074 through March 31, 2010.  Another factor is that the Company has a negative current ratio of 0.17: 1 at March 31, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets / current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

In the Kisaralik Lake area of southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. (Kisa) controls seven claim blocks consisting of 230 State of Alaska mining claims covering approximately 35,240 acres.  The Company calls the seven claim blocks the Southwest Kuskokwim Project and the individual names of each claim block are Kisa, Gold Lake, Luna, AKO, Gold Creek, Gossan Valley and Little Swift.  On January 27, 2010, the Company, through its wholly owned subsidiaries, Kisa Gold Mining, Inc. and Golden Lynx, LLC signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.

Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  During the option period, North Fork agrees to meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010.  Following the expiration of the option on October 31, 2010, North Fork will have 30 days to notify the Company of its decision to exercise its option to purchase and/or earn into any or all of the claim groups.  See “Note 4. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.

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

Our cash balance at March 31, 2010 was $8,428 versus $12,931 at December 31, 2009.  This decrease is primarily due to the fact that during the three months ended March 31, 2010, even though we received $20,000 on the North Fork option in February, we spent more than that on daily operations.  Of the money spent, approximately $8,047 was on due diligence to decide if we wanted to pursue the acquisition of a property located in central California.  After reviewing the results of our due diligence we decided not pursue it any further at this time.

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

We are currently seeking a new joint venture opportunity concerning our Alaska claim groups.  On January 27, 2010, the Company signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  See “Note 4. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009:

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The table is provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	March 31,	March 31,
	2010	2009	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	7,339	7,219	120	1.7%
Loss on disposal of equipment	-	2,444	(2,444)	-100.0%
Legal and accounting expenses	11,226	19,694	(8,468)	-43.0%
General and administrative	9,090	34,869	(25,779)	-73.9%
TOTAL OPERATING EXPENSES	27,655	64,226	(36,571)	-56.9%
LOSS FROM OPERATIONS	(27,655)	(64,226)	36,571	-56.9%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(27,655)	$(64,226)	$36,571	$-56.9%

Overview of Operating Results

Operating Expenses

The decrease of $36,571 in operating expenses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily the result of decreased activity during the three months ended March 31, 2010.  One reason for the decrease is that the Company has made a concerted effort to curtail costs by reducing the employee base to one part time employee and by choosing not to renew the office lease.  Further detail of the $36,571 decrease is as follows:

Loss on Disposal of Equipment

Loss on disposal of equipment was zero for the three months ended March 31, 2010 versus $2,444 for the three months ended March 31, 2009.  The decrease was due to the following transactions in the three months ended March 31, 2009:

1.

Received $500 for the sale of a piece of office equipment with a cost of $3,096 with accumulated depreciation of $1,156 and recording a loss on sale of equipment for $1,440.

2.

Received $229 for the sale of office furniture with a cost of $2,000 with accumulated depreciation of $767 and recording a loss on sale of equipment for $1,004.

Legal and Accounting Expenses

Legal and accounting expenses were $11,226 for the three months ended March 31, 2010 versus $19,694 for the three months ended March 31, 2009 for a decrease of $8,468.  The decrease was mainly due to the final accrual of legal fees of $6,000 to Janice Duval for a contract that ended in February of 2009, and higher audit fees for the Company’s December 31, 2008 10-K.

General and Administrative

General and Administrative expenses were $9,090 for the three months ended March 31, 2010 versus $34,869 for the three months ended March 31, 2009 for a decrease of $25,779.  The main decreases were mainly due to the following:

1.

For the three months ended March 31, 2010 there was no stock based compensation expense versus $13,355 for the three months ended March 31, 2009 related to the vesting of stock options.

2.

For the three months ended March 31, 2010 there was no directors and officers insurance expense versus $2,094 for the three months ended March 31, 2009 due to the non-renewal of the insurance.

3.

For the three months ended March 31, 2010 there were no expenses related to office rent or janitorial services versus $4,859 for the three months ended March 31, 2009 due the fact we did not re-new our office lease at February 1, 2009 and moved operations to the home of the Chief Financial Officer which reduced the rent to zero and other overhead costs.

4.

For the three months ended March 31, 2010 there was depreciation expense of only $171 versus $2,099 for the three months ended March 31, 2009 due to the reduction in fixed assets during 2009.

Overview of Financial Position

At March 31, 2010, Gold Crest had cash of $8,428 and total liabilities of $94,627.  During the three months ended March 31, 2010, we received $20,000 on the North Fork option.  See “Note 4. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.

Prepaid Expenses and Deposits

During the three months ended March 31, 2010, the company offset the prepaid claim fees on our Southwest Kuskokwim properties by recognizing $4,866 as claim fee expense leaving a prepaid balance of $8,108 which will last through August 31, 2010.

Mineral Properties & Investment in Golden Lynx LLC

Of the 35,240 acres in our Southwest Kuskokwim Project area, approximately 20,040 were placed with Golden Lynx, LLC as part of a joint venture in 2008 originally with Cougar Gold LLC who later transferred their interest to TintinaGold Resources Inc. (TintinaGold).  The claim groups transferred to Golden Lynx LLC were our Kisa, Gold Lake, Gold Creek, Little Swift and Gossan Valley properties.  On December 23, 2009 the Company was notified by TintinaGold that it had elected to resign its membership in the Golden Lynx LLC, in accordance with the Golden Lynx LLC agreement dated April 18, 2008.

The resignation of TintinaGold as a member of the Golden Lynx and TintinaGold’s failure to meet the initial contribution requirements of the Golden Lynx LLC Limited Liability Company Agreement (the “Operating Agreement”) terminates its interests in Golden Lynx, LLC.  TintinaGold will have no further rights to receive distributions, or any other payments from Golden Lynx or Kisa, except as provided for in Section 6.3 of the Operating Agreement.  A copy of the Operating

Agreement was attached as Exhibit 10.6 to Gold Crest’s Quarterly Report Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.  Therefore, at December 31, 2009, the Company was the sole shareholder of Golden Lynx LLC.

On February 10, 2010, the Company had all the claims from the Golden Lynx LLC quitclaimed back into Kisa and decided to either let the Golden Lynx LLC dissolve or since there was nothing left in it we could assign our interest to a third party and let them take control of it.  Therefore, the Company reclassed the remaining balance of $11,373 held under “Investment in Golden Lynx LLC” to “Mineral Properties” during the quarter ending March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2010, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 13, 2010

By:  /s/ John P. Ryan

John P. Ryan

President and CEO

(Principal Executive Officer)

Date:  May 13, 2010

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)