Form 10-Q
period 2010-06-30
GOLD CREST MINES INC
filed 2010-08-10
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

At August 04, 2010, 87,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2010

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,473	$12,931
Prepaid claim fees	3,243	12,974
Total Current Assets	4,716	25,905
Equipment, net of accumulated depreciation
of $2,231 and $1,889, respectively	1,183	1,524
Mineral properties	11,373	-
Investment in Golden Lynx LLC	-	11,373
TOTAL ASSETS	$17,272	$38,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$33,225	$34,773
Accounts payable – related party	36,000	36,000
Accrued liabilities	8,451	5,739
Deposit on option agreement	20,000	-
Total Current Liabilities	97,676	76,512

Total Liabilities	97,676	76,512

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 85,705,828 and 85,705,828 shares issued
and outstanding, respectively	85,706	85,706
Additional paid-in capital	9,394,003	9,394,003
Accumulated deficit during exploration stage	(9,560,113)	(9,517,419)
Total Stockholders' Equity (Deficit)	(80,404)	(37,710)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,272	$38,802
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended				Six Months Ended			From Inception
	June 30,		June 30,		June 30,		June 30,	January 11, 2005
	2010		2009		2010		2009	to June 30, 2010
REVENUES	$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures	4,866		7,219		12,205		14,438	4,349,144
Settlement of drilling contract	-		-		-		-	161,813
Abandonment of mineral lease	-		-		-		-	83,600
Gain on sale of mineral lease	-		-		-		-	(16,875)
Impairment of mineral properties
and royalty interest	-		-		-		-	616,875
Impairment of investment in Golden
Lynx LLC	-		-		-		-	43,202
Loss on disposal of equipment	-		3,141		-		5,585	22,988
Legal and accounting expenses	2,683		4,596		13,909		24,290	518,123
Directors' fees	-		-		-		-	844,000
General and administrative	7,490		10,165		16,580		45,034	2,993,865
TOTAL OPERATING EXPENSES	15,039		25,121		42,694		89,347	9,616,735

LOSS FROM OPERATIONS	(15,039)		(25,121)		(42,694)		(89,347)	(9,616,735)

OTHER INCOME (EXPENSE):
Interest income	-		-		-		-	79,182
Interest expense	-		-		-		-	(22,560)
TOTAL OTHER INCOME (EXPENSE)	-		-		-		-	56,622

LOSS BEFORE TAXES	(15,039)		(25,121)		(42,694)		(89,347)	(9,560,113)
INCOME TAXES	-		-		-		-	-
NET LOSS	$ (15,039)		$ (25,121)		$(42,694)		(89,347)	$ (9,560,113)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED	85,705,828		84,776,995		85,705,828		84,522,851

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months	Six Months	From Inception
	Ended	Ended	January 11, 2005
	June 30, 2010	June 30, 2009	to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,694)	$(89,347)	$(9,560,113)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	341	3,835	52,010
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	13,355	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	5,585	22,988
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	9,731	20,398	54,756
Miscellaneous receivable	-	3,000	3,000
Accounts payable and accrued liabilities	1,164	1,383	107,505
Net cash used by operating activities	(31,458)	(41,791)	(5,845,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	15,729	16,729
Proceeds from the sale of mineral properties	-	25,000	50,000
Proceeds from deposit on option agreement	20,000	-	20,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	20,000	40,729	(1,028,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	10,000	6,674,343
Net cash provided by financing activities	-	10,000	6,875,643

Net change in cash and cash equivalents	(11,458)	8,938	1,473
Cash and cash equivalents, beginning of period	12,931	924	-
Cash and cash equivalents, end of period	$1,473	$9,862	$1,473

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	$11,373	$-	$11,373
Note receivable forgiven in connection with settlement agreement	$-	$-	$120,000
Equipment relinquished in connection with settlement agreement	$-	$-	$12,654
Equipment exchanged for settlement of accounts payable	$-	$-	$29,828
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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of June 30, 2010 and December 31, 2009.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At June 30, 2010 and December 31, 2009, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At June 30, 2010, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.  At June 30, 2009, the common stock equivalents consisted of 6,480,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,560,113 through June 30, 2010.  Another factor is that the Company has a negative current ratio of 0.05: 1 at June 30, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets / current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On July 1, 2010 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of July 28, 2010, the Company had issued 1,500,000 shares raising a total of $15,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

On February 10, 2010, the Company had all the claims from the Golden Lynx LLC quitclaimed back into Kisa and decided to either let the Golden Lynx LLC dissolve or since there was nothing left in it we could assign our interest to a third party and let them take control of it.  Therefore, the Company reclassed the remaining balance of $11,373 held under “Investment in Golden Lynx LLC” to “Mineral Properties” during the first quarter of 2010.

On April 8, 2010, the board of directors approved the assignment of the Company’s 100% membership interest in the Golden Lynx LLC to a company associated with John Ryan, the Company’s CEO.

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

NOTE 5.  Prepaid Claim Fees

During the six months ended June 30, 2010, the Company recognized $9,730 as claim fee expense on our Southwest Kuskokwim properties leaving a prepaid balance of $3,243 which will last through August 31, 2010.  During the six months ended June 30, 2009, the Company recognized $14,438 as claim fee expense on our Idaho properties.  During the 2009 season, the claim fees for the Southwest Kuskokwim properties were paid for through our joint venture partners at the time.

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

During the six months ending June 30, 2010 the Company did not have any issuances of common stock.

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

NOTE 8.  Subsequent Events

Private Placement

On July 1, 2010 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of July 28, 2010, the Company had issued 1,500,000 shares raising a total of $15,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,560,113 through June 30, 2010.  Another factor is that the Company has a negative current ratio of 0.05: 1 at June 30, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets / current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Our cash balance at June 30, 2010 was $1,473 versus $12,931 at December 31, 2009.  This decrease is primarily due to the fact that during the six months ended June 30, 2010, even though we received $20,000 on the North Fork option in February, we spent more than that on daily operations.  Of the money spent, approximately $8,047 was on due diligence to decide if we wanted to pursue the acquisition of a property located in central California.  After reviewing the results of our due diligence we decided not pursue it any further at this time.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2010 and June 30, 2009:

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009. The table is provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	June 30,	June 30,
	2010	2009	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	4,866	7,219	(2,353)	-32.6%
Loss on disposal of equipment	-	3,141	(3,141)	-100.0%
Legal and accounting expenses	2,683	4,596	(1,913)	-41.6%
General and administrative	7,490	10,165	(2,675)	-26.3%
TOTAL OPERATING EXPENSES	15,039	25,121	(10,082)	-40.1%
LOSS FROM OPERATIONS	(15,039)	(25,121)	10,082	-40.1%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(15,039)	$(25,121)	$10,082	$-40.1%

	The Six Months Ended
	June 30,	June 30,
	2010	2009	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	12,205	14,438	(2,233)	-15.5%
Loss on disposal of equipment	-	5,585	(5,585)	-100.0%
Legal and accounting expenses	13,909	24,290	(10,381)	-42.7%
General and administrative	16,580	45,034	(28,454)	-63.2%
TOTAL OPERATING EXPENSES	42,694	89,347	(46,653)	-52.2%
LOSS FROM OPERATIONS	(42,694)	(89,347)	46,653	-52.2%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(42,694)	$(89,347)	$46,653	$-52.2%

Overview of Operating Results

Operating Expenses

The decrease of $46,653 in operating expenses during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result of decreased activity during the six months ended June 30, 2010.  One reason for the decrease is that the Company has made a concerted effort to curtail costs by reducing the employee base to one part time employee and by choosing not to renew the office lease.  Further detail of the $46,653 decrease is as follows:

Loss on Disposal of Equipment

Loss on disposal of equipment was zero for the six months ended June 30, 2010 versus $5,585 for the six months ended June 30, 2009.  The decrease was due to the following transactions in the six months ended June 30, 2009:

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

Legal and Accounting Expenses

Legal and accounting expenses were $13,909 for the six months ended June 30, 2010 versus $24,290 for the six months ended June 30, 2009 for a decrease of $10,381.  The decrease was mainly due to the final accrual of legal fees of $6,000 to Janice Duval for a contract that ended in February of 2009, and higher audit fees for the Company’s December 31, 2008 financial statements.

General and Administrative

General and Administrative expenses were $16,580 for the six months ended June 30, 2010 versus $45,034 for the six months ended June 30, 2009 for a decrease of $28,454.  The main decreases were mainly due to the following:

1.

For the six months ended June 30, 2010 there was no stock based compensation expense versus $13,355 for the six months ended June 30, 2009 related to the vesting of stock options.

2.

For the six months ended June 30, 2010 there was no insurance expense for directors and officers insurance or general liability expense versus $3,261 for the six months ended June 30, 2009 due to the non-renewal of the insurance.

3.

For the six months ended June 30, 2010 there were no expenses related to office rent or janitorial services versus $4,859 for the six months ended June 30, 2009 due the fact we did not re-new our office lease at February 1, 2009 and moved operations to the home of the Chief Financial Officer which reduced the rent to zero and other overhead costs.

4.

For the six months ended June 30, 2010 there was depreciation expense of only $341 versus $3,835 for the six months ended June 30, 2009 due to the reduction in fixed assets during 2009.

Overview of Financial Position

At June 30, 2010, Gold Crest had cash of $1,473 and total liabilities of $97,676.  During the six months ended June 30, 2010, we received $20,000 on the North Fork option.  See “Note 4. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.

Prepaid Expenses and Deposits

During the six months ended June 30, 2010, the Company recognized $9,730 as claim fee expense on our Southwest Kuskokwim properties leaving a prepaid balance of $3,243 which will last through August 31, 2010

Mineral Properties & Investment in Golden Lynx LLC

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

On February 10, 2010, the Company had all the claims from the Golden Lynx LLC quitclaimed back into Kisa and decided to either let the Golden Lynx LLC dissolve or since there was nothing left in it we could assign our interest to a third party and let them take control of it.  Therefore, the Company reclassed the remaining balance of $11,373 held under “Investment in Golden Lynx LLC” to “Mineral Properties” during the first quarter of 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2010, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLD CREST MINES, INC.

Date:  August 10, 2010

By:  /s/ John P. Ryan

John P. Ryan

CEO

(Principal Executive Officer)

Date:  August 10, 2010

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)