Form 10-Q
period 2010-09-30
GOLD CREST MINES INC
filed 2010-11-10
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 9, 2010, 87,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2010

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,467	$12,931
Prepaid claim fees	-	12,974
Total Current Assets	15,467	25,905
Equipment, net of accumulated depreciation
of $2,401 and $1,889, respectively	1,012	1,524
Mineral properties	11,373	-
Investment in Golden Lynx LLC	-	11,373
TOTAL ASSETS	$27,852	$38,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$31,162	$34,773
Accounts payable – related party	36,000	36,000
Accrued liabilities	6,298	5,739
Deposit on option agreement	30,000	-
Total Current Liabilities	103,460	76,512

Total Liabilities	103,460	76,512

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 87,205,828 and 85,705,828 shares issued
and outstanding, respectively	87,206	85,706
Additional paid-in capital	9,407,503	9,394,003
Accumulated deficit during exploration stage	(9,570,317)	(9,517,419)
Total Stockholders' Equity (Deficit)	(75,608)	(37,710)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,852	$38,802
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
		Three Months Ended				Nine Months Ended			From Inception
		September 30,		September 30,		September 30,		September 30,	January 11, 2005
		2010		2009		2010		2009	to September 30, 2010
REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		3,243		4,812		15,448		19,250	4,352,387
Settlement of drilling contract		-		-		-		-	161,813
Abandonment of mineral lease		-		-		-		-	83,600
Gain on sale of mineral lease		-		(16,875)		-		(16,875)	(16,875)
Impairment of mineral properties
and royalty interest		-		-		-		-	616,875
Impairment of investment in Golden
Lynx LLC		-		-		-		-	43,202
Loss (gain) on disposal of equipment		(6,250)		6,199		(6,250)		11,784	16,738
Legal and accounting expenses		5,386		4,970		19,295		29,260	523,509
Directors' fees		-		-		-		-	844,000
General and administrative		7,825		9,506		24,405		54,540	3,001,690
TOTAL OPERATING EXPENSES		10,204		8,612		52,898		97,959	9,626,939

LOSS FROM OPERATIONS		(10,204)		(8,612)		(52,898)		(97,959)	(9,626,939)

OTHER INCOME (EXPENSE):
Interest income		-		-		-		-	79,182
Interest expense		-		-		-		-	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-		-		-		-	56,622

LOSS BEFORE TAXES		(10,204)		(8,612)		(52,898)		(97,959)	(9,570,317)
INCOME TAXES		-		-		-		-	-
NET LOSS		$ (10,204)		$ (8,612)		$(52,898)		$(97,959)	$ (9,570,317)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		86,912,350		84,776,995		86,112,421		84,608,497

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months	From Inception
	Ended	Ended	January 11, 2005 to
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,898)	$(97,959)	$(9,570,317)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	512	4,765	52,181
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	13,355	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	(6,250)	11,784	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	(16,875)	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	12,974	25,797	57,999
Miscellaneous receivable	-	3,000	3,000
Accounts payable and accrued liabilities	(3,052)	3,217	103,289
Net cash used by operating activities	(48,714)	(52,916)	(5,862,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	6,250	16,729	22,979
Proceeds from the sale of mineral properties	-	50,000	50,000
Proceeds from deposit on option agreement	30,000	-	30,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	36,250	66,729	(1,012,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	15,000	10,000	6,689,343
Net cash provided by financing activities	15,000	10,000	6,890,643

Net change in cash and cash equivalents	2,536	23,813	15,467
Cash and cash equivalents, beginning of period	12,931	924	-
Cash and cash equivalents, end of period	$15,467	$24,737	$15,467

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	$11,373	$-	$11,373
Note receivable forgiven in connection with settlement agreement	$-	$-	$120,000
Equipment relinquished in connection with settlement agreement	$-	$-	$12,654
Equipment exchanged for settlement of accounts payable	$-	$-	$29,828
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

September 30, 2010 and December 31, 2009.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At September 30, 2010 and December 31, 2009, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At September 30, 2010, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.  At September 30, 2009, the common stock equivalents consisted of 6,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share and 4,291,500 common stock warrants exercisable at $0.30 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,570,317 through September 30, 2010.  Another factor is that the Company has a negative current ratio of 0.15: 1 at September 30, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets / current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On August 18, 2010 the Company amended the option agreement to include an additional claim group known as our Chilly claims.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010 which was also recorded as a deposit on option agreement.  See “Note 4. Mineral Properties – North Fork Option” for further details.

On July 1, 2010 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of September 30 and November 10, 2010, the Company has issued 1,500,000 shares raising a total of $15,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.  On November 5, 2010 the Company’s Board of Directors unanimously approved to extend the termination date of the private placement to December 31, 2010.

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

On August 18, 2010 the Company amended the option agreement to include an additional claim group known as our Chilly claims.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010 which was also recorded as a deposit on option agreement.  As part of this new amendment, North Fork agreed to only meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010 that did not have enough labor carry-over to fulfill the states’ annual labor requirements.  North Fork completed the required labor by the due date of September 1, 2010 but as of the date of the filing of this Form 10-Q has yet to inform the Company of its decision to move forward on the joint venture.  North Fork has until November 30, 2010 to make the decision.

If the decision is made to go forward with the joint venture, the following is a breakdown of the proposed earn-in terms:

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

NOTE 5.  Prepaid Claim Fees

During the nine months ended September 30, 2010, the Company recognized $12,974 as claim fee expense on our Southwest Kuskokwim properties leaving a prepaid balance of zero as of September 30, 2010.  During the nine months ended September 30, 2009, the Company recognized $19,250 as claim fee expense on our Idaho properties.  During the 2009 season, the claim fees for the Southwest Kuskokwim properties were paid for through our joint venture partners at the time.

NOTE 6.  Common Stock and Common Stock Warrants

During the nine months ending September 30, 2010 the Company had the following issuances of common stock:

On July 1, 2010 the Company began a non-brokered private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of September 30 and November 10, 2010, the Company has issued 1,500,000 shares raising a total of $15,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.  On November 5, 2010 the Company’s Board of Directors unanimously approved to extend the termination date of the private placement to December 31, 2010.

During the nine months ending September 30, 2009 the Company had the following issuances of common stock:

On February 2, 2009 the Company began a non-brokered private placement, offering up to a maximum of 5,000,000 shares at $0.01 per share for a maximum of $50,000 in proceeds.  On March 13, 2009, the Company’s board of directors unanimously decided to close the offering effective immediately.  As of March 13, 2009, the Company had issued 1,000,000 shares raising a total of $10,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

NOTE 7.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims totaling 42,280 acres of land.  Annual rental payments in the amount of $46,375 for these claims are due by November 30, 2010. If these rental payments are not paid by the due date, the claims will be considered abandoned.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined.  The labor year for the claims begins on September 1 and ends the following September 1.  The Company would have been required to perform qualified labor in the amount of $105,700 by September 1, 2010 except we have qualified carry-over amounts that can be applied to the labor year ending September 1, 2010 in the amount of $82,673 leaving only $23,027 to be performed by the September 1, 2010 deadline.  As of September 1, 2010 the required qualified labor amounts were reached on all claim groups but as of the date of the filing of this Form 10-Q, the required paperwork has not been filed with the state but we have every intention of filing before the November 30, 2010 deadline.  If these labor requirements are not filed by the due date, the claims will be considered abandoned.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,570,317 through September 30, 2010.  Another factor is that the Company has a negative current ratio of 0.15: 1 at September 30, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets / current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On August 18, 2010 the Company amended the option agreement to include an additional claim group known as our Chilly claims.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010 which was also recorded as a deposit on option agreement.  As part of this new amendment, North Fork agreed to only meet the minimum annual expenditure requirements on the claims for the period up to

September 1, 2010 that did not have enough labor carry-over to fulfill the states’ annual labor requirements.  North Fork completed the required labor by the due date of September 1, 2010 but as of the date of the filing of this form 10-Q has yet to inform the Company of its decision to move forward on the joint venture.  North Fork has until November 30, 2010 to make the decision. See “Note 4. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.

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

Our cash balance at September 30, 2010 was $15,467 versus $12,931 at December 31, 2009.  This slight increase is primarily due to the fact that during the nine months ended September 30, 2010, we received $30,000 on the North Fork option, received $15,000 on a non-brokered private placement offering in which we issued 1,500,000 at $0.01 per share and received $6,250 on the sale of some previously expensed supplies.  The amount received was greater than the amount of money spent on our daily operations.

Future Outlook

Based on the current market environment and our low share price it is not likely we will be able to raise enough money through a private placement of our common stock to fully implement our business plan. We have cut our operating costs down to the bare minimum by reducing our employee base down to only one employee with reduced time and pay and we currently intend to rely on the use of outside consultants to provide certain services to the Company.

We are currently seeking a new joint venture opportunity concerning our Alaska claim groups.  On January 27, 2010, the Company signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  On August 18, 2010 the Company amended the option agreement to include an additional claim group known as our Chilly claims.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010. See “Note 4. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2010 and September 30, 2009:

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009. The table is provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	September 30,	September 30,
	2010	2009	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	3,243	4,812	(1,569)	-32.6%
Gain on sale of mineral lease	-	(16,875)	16,875	100.0%
Loss (gain) on disposal of equipment	(6,250)	6,199	(12,449)	-200.8%
Legal and accounting expenses	5,386	4,970	416	8.4%
General and administrative	7,825	9,506	(1,681)	-17.7%
TOTAL OPERATING EXPENSES	10,204	8,612	1,592	18.5%
LOSS FROM OPERATIONS	(10,204)	(8,612)	(1,592)	18.5%
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(10,204)	$(8,612)	$(1,592)	$18.5%

	The Nine Months Ended
	September 30,	September 30,
	2010	2009	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	15,448	19,250	(3,802)	-19.8%
Gain on sale of mineral lease	-	(16,875)	16,875	100.0%
Loss (gain) on disposal of equipment	(6,250)	11,784	(18,034)	-153.0%
Legal and accounting expenses	19,295	29,260	(9,965)	-34.1%
General and administrative	24,405	54,540	(30,135)	-55.3%
TOTAL OPERATING EXPENSES	52,898	97,959	(45,061)	-46.0%
LOSS FROM OPERATIONS	(52,898)	(97,959)	45,061	-46.0%
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(52,898)	$(97,959)	$45,061	$-46.0%

Overview of Operating Results

Operating Expenses

The decrease of $45,061 in operating expenses during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result of decreased activity during the nine months ended September 30, 2010.  One reason for the decrease is that the Company has made a concerted effort to curtail costs by reducing the employee base to one part time employee and by choosing not to renew the office lease.  Further detail of the $45,061 decrease is as follows:

Loss on Disposal of Equipment

Gain on disposal of equipment was $6,250 for the nine months ended September 30, 2010 versus a loss on disposal of $11,784 for the nine months ended September 30, 2009.  The decrease was due to the following transactions in the nine months ended September 30, 2009 and 2010:

1.

In September 2010, we received $6,250 on the sale of previously expensed supplies and recorded a gain on the sale of $6,250.

2.

In September 2009, we disposed of miscellaneous equipment with an original cost of $14,004 with accumulated depreciation of $7,845 and recorded a loss on the disposal of equipment of $6,159.

3.

In July and September 2009, we received a total of $1,000 for the sale of miscellaneous equipment with an original cost of $2,282 with accumulated depreciation of $1,241 and recorded a loss on the sale of equipment of $41.

4.

In May 2009, we received $15,000 for the sale of miscellaneous equipment with an original cost of $30,494 with accumulated depreciation of $12,353 and recorded a loss on the sale of equipment of $3,141.

5.

In February 2009, we received $500 for the sale of a piece of office equipment with an original cost of $3,096 with accumulated depreciation of $1,156 and recorded a loss on sale of equipment of $1,440.

6.

In February 2009, we received $229 for the sale of office furniture with a cost of $2,000 with accumulated depreciation of $767 and recording a loss on sale of equipment of $1,004.

Legal and Accounting Expenses

Legal and accounting expenses were $19,259 for the nine months ended September 30, 2010 versus $29,260 for the nine months ended September 30, 2009 for a decrease of $9,965.  The decrease was mainly due to the final accrual of legal fees of $6,000 to Janice Duval for a contract that ended in February of 2009, and higher audit fees for the Company’s December 31, 2008 financial statements.

Gain on sale of mineral lease

Gain on the sale of mineral lease was $16,875 for the nine months ended September 30, 2009 versus zero for the nine months ended September 30, 2010 for an increase of $16,875. This was due to the Company on March 13, 2009, signing an Asset Purchase Agreement (the "Agreement") with Frank Duval for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project for a total of $50,000.  As a result of this sale, the Company recognized a gain on sale of mineral lease of $16,875 during the year ended December 31, 2009.

General and Administrative

General and Administrative expenses were $24,405 for the nine months ended September 30, 2010 versus $54,540 for the nine months ended September 30, 2009 for a decrease of $30,135.  The primary decreases were mainly due to the following:

1.

For the nine months ended September 30, 2010 there was no stock based compensation expense versus $13,355 for the nine months ended September 30, 2009 related to the vesting of stock options.

2.

For the nine months ended September 30, 2010 there was no insurance expense for directors and officers insurance or general liability expense versus $3,847 for the nine months ended September 30, 2009 due to the non-renewal of the insurance.

3.

For the nine months ended September 30, 2010 there were no expenses related to office rent or janitorial services versus $4,859 for the nine months ended September 30, 2009 due the fact we did not re-new our office lease at February 1, 2009 and moved operations to the home of the Chief Financial Officer which reduced the rent to zero and other overhead costs.

4.

For the nine months ended September 30, 2010 there was depreciation expense of only $512 versus $4,765 for the nine months ended September 30, 2009 due to the reduction in fixed assets during 2009.

Overview of Financial Position

At September 30, 2010, Gold Crest had cash of $15,467 and total liabilities of $103,460.  During the nine months ended September 30, 2010, we received $30,000 on the North Fork option.  See “Note 4. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.  We also received $15,000 on a non-brokered private placement offering in which we issued 1,500,000 at $0.01 per share and received $6,250 on the sale of some previously expensed supplies.

Prepaid Expenses and Deposits

During the nine months ended September 30, 2010, the Company recognized $12,974 as claim fee expense on our Southwest Kuskokwim properties leaving a prepaid balance of zero as of September 30, 2010.  During the nine months ended September 30, 2009, the Company recognized $19,250 as claim fee expense on our Idaho properties.  During the 2009 season, the claim fees for the Southwest Kuskokwim properties were paid for through our joint venture partners at the time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2010, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2010 the Company began a non-brokered private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of November 10, 2010, the Company has issued 1,500,000 shares raising a total of $15,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.  On November 5, 2010 the Company’s Board of Directors unanimously approved to extend the termination date of the private placement to December 31, 2010.

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

Date:  November 10, 2010

By:  /s/ John P. Ryan

John P. Ryan

CEO

(Principal Executive Officer)

Date:  November 10, 2010

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)