Form 10-K
period 2010-12-31
GOLD CREST MINES INC
filed 2011-03-16
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $1,222,883.

At March 10, 2011, 88,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ending December 31, 2010 and 2009, we have spent $15,448 and $32,648, respectively, on exploration activities.

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

On January 27, 2010, the Company, through its wholly owned subsidiaries, KGMI and Golden Lynx, LLC signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.

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

On August 18, 2010 the Company amended the option agreement to include an additional claim group known as our Chilly claims.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010 which was also recorded as a deposit on option agreement.  As part of this new amendment, North Fork agreed to only meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010 that did not have enough labor carry-over to fulfill the states’ annual labor requirements.  North Fork completed the required labor by the due date of September 1, 2010 and on October 18, 2010 formally notified the Company of their intent to exercise the option over the Alaska properties.

As of the date of this report the Company, through its wholly owned subsidiary, Kisa Gold Mining, Inc. and North Fork Resources Pty Ltd (“North Fork”) have agreed in principle to enter into a Master Earn-In agreement (“the Agreement”).

This agreement will call for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area (“Projects”).  The Projects consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 42,280 acres of State of Alaska-owned lands in claim groups known as the Kisa, Luna, AKO, GL, Chilly, Little Swift, Gold Creek, GO and Gossan Valley within the Kuskokwim Mineral Belt.

The following is a breakdown of the proposed earn-in terms:

1.

The initial interest at the time North Fork exercises its option to earn into the Projects will be as follows:

a.

Gold Crest Mines, Inc. – 100%

b.

North Fork – 0%

2.

North Fork can earn a 51% interest in the Projects by the expenditure of $3,000,000 on the Projects by October 31, 2013.

3.

If North Fork withdraws from the Joint Venture prior to earning a 51% interest in the Projects, it will have no further interest in the Projects.

4.

North Fork can earn an additional 24% interest in the Projects, taking its total interest to 75% by the expenditure of an additional $3,000,000 by October 31, 2016.

5.

North Fork can earn a total interest of 90% in any of the Project claim blocks by the completion of a Bankable Feasibility Study (BFS).

6.

Gold Crest Mines, Inc. will retain a free carried 10% interest in the Projects up to a Decision to Mine at which point it can elect to contribute at 10% or dilute to a 2% Net Smelter Royalty.

7.

North Fork is obliged to keep the Projects in “good standing”.

8.

North Fork is the sole manager of the Projects and will make all decisions in regards to the exploration programs.

The Master Earn-In agreement has not yet been formalized..  See “Note 5. Mineral Properties – North Fork Option” and “Note 12. Subsequent Events – North Fork Master Earn-In Agreement” to our consolidated financial statements for further details.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders through the solicitation of proxies, or otherwise, during the quarter ended December 31, 2010.

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

Year	Quarter	High Closing	Low Closing
2009	First Quarter	$0.015	$0.006
	Second Quarter	$0.041	$0.005
	Third Quarter	$0.019	$0.006
	Fourth Quarter	$0.055	$0.015
2010	First Quarter	$0.029	$0.016
	Second Quarter	$0.022	$0.010
	Third Quarter	$0.022	$0.011
	Fourth Quarter	$0.028	$0.012

Holders

As of March 10, 2010, there were approximately 379 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

Unregistered Sales of Equity Securities

On December 31, 2010, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on July 1, 2010.  The Company issued 2,500,000 shares of common stock to five purchasers for a total of $25,000 in total proceeds.  Under the private placement we offered a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,551,869 through December 31, 2010.  Another factor is that the Company has a negative current ratio of 0.15: 1 at December 31, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On August 18, 2010 the Company amended the option agreement to include an additional claim group known as our Chilly claims.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010 which was also recorded as a deposit on option agreement.  As part of this new amendment, North Fork agreed to only meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010 that did not have enough labor carry-over to fulfill the states’ annual labor requirements.  North Fork completed the required labor by the due date of September 1, 2010 and on October 18, 2010 formally notified the Company of their intent to exercise the option over the Alaska properties.

As of the date of this report the Company, through its wholly owned subsidiary, Kisa Gold Mining, Inc. and North Fork Resources Pty Ltd (“North Fork”) have agreed in principle to enter into a Master Earn-In agreement (“the Agreement”).

This agreement will call for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area (“Projects”).  The Projects consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 42,280 acres of State of Alaska-owned lands in claim groups known as the Kisa, Luna, AKO, GL, Chilly, Little Swift, Gold Creek, GO and Gossan Valley within the Kuskokwim Mineral Belt.  See “Note 5. Mineral Properties – North Fork Option” and “Note 12. Subsequent Events – North Fork Master Earn-In Agreement” to our consolidated financial statements for further details.

Comparison of the Years Ended December 31, 2010 and December 31, 2009:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the year ended December 31, 2010 compared with the year ended December 31, 2009. These tables are provided to assist in assessing differences in our overall performance:

	The Year Ended
	December 31,	December 31,
	2010	2009	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	15,448	32,648	(17,200)	-52.7%
Settlement of drilling contract	-	-	-	0%
Abandonment of mineral lease	-	-	-	0%
Gain on sale of mineral lease	-	(16,875)	16,875	100.0%
Mineral lease option income	(30,000)	-	(30,000)	100.0%
Impairment of mineral properties
and royalty interest	-	-	-	0%
Impairment of investment in Golden
Lynx LLC	-	43,202	(43,202)	-100.0%
Loss (gain) on disposal of equipment	(6,250)	11,784	(18,034)	-153.0%
Legal and accounting expenses	21,936	35,515	(13,579)	-38.2%
Directors' fees	-	-	-	0%
General and administrative	33,316	65,241	(31,925)	-48.9%
TOTAL OPERATING EXPENSES	34,450	171,515	(137,065)	-79.9%
LOSS FROM OPERATIONS	(34,450)	(171,515)	137,065	-79.9%
Interest income	-	-	-	0%
Interest expense	-	-	-	0%
TOTAL OTHER INCOME (EXPENSE)	-	-	-	100.0%
NET LOSS	$(34,450)	$(171,515)	$137,065	$-79.9%

Overview of Operating Results

Operating Expenses

The decrease of $137,065 in operating expenses during the year ended December 31, 2010 compared to the year ended December 31, 2009 was due to the impairment of investment in Golden Lynx LLC in 2009 of $43,202 versus zero in 2010 and the result of decreased activity during the year ended December 31, 2010.  One reason for the decrease is that the Company has made a concerted effort to curtail costs by reducing the employee base to one part time employee and by choosing not to renew the office lease.  Further detail of the $137,065 decrease is as follows:

Loss on Disposal of Equipment

Gain on disposal of equipment was $6,250 for the year ended December 30, 2010 versus a loss on disposal of $11,784 for the year ended December 31, 2009.  The decrease was due to the following transactions in the year ended December 31, 2009 and 2010:

1.

In September 2010, we received $6,250 on the sale of previously expensed supplies and recorded a gain on the sale of $6,250.

2.

In September 2009, we disposed of miscellaneous equipment with an original cost of $14,004 with accumulated depreciation of $7,845 and recorded a loss on the disposal of equipment of $6,159.

3.

In July and December 2009, we received a total of $1,000 for the sale of miscellaneous equipment with an original cost of $2,282 with accumulated depreciation of $1,241 and recorded a loss on the sale of equipment of $41.

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

Legal and Accounting Expenses

Legal and accounting expenses were $21,936 for the year ended December 31, 2010 versus $35,515 for the year ended December 31, 2009 for a decrease of $13,579.  The decrease was mainly due to the final accrual of legal fees of $6,000 to Janice Duval for a contract that ended in February of 2009, and higher audit fees for the Company’s December 31, 2008 financial statements.

Exploration Expenditures

Exploration expenditures were $15,448 for the year ended December 31, 2010 versus $32,648 for the year ended December 31, 2009 for a decrease of $17,200.  The decrease was mainly due to the higher claim rental fees in 2009 and the additional consulting fees of $6,911 spent on due diligence on an Idaho property we were briefly looking into purchasing at the end of 2009.

Gain on sale of mineral lease

Gain on the sale of mineral lease was $16,875 for the year ended December 31, 2009 versus zero for the year ended December 31, 2010 for an increase of $16,875. This was due to the Company on March 13, 2009, signing an Asset Purchase Agreement (the "Agreement") with Frank Duval for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project for a total of $50,000.  As a result of this sale, the Company recognized a gain on sale of mineral lease of $16,875 during the year ended December 31, 2009.

General and Administrative

General and Administrative expenses were $33,316 for the year ended December 31, 2010 versus $65,241 for the year ended December 31, 2009 for a decrease of $31,925.  The primary decreases were mainly due to the following:

1.

For the year ended December 31, 2010 there was no stock based compensation expense versus $13,355 for the year ended December 31, 2009 related to the vesting of stock options.

2.

For the year ended December 31, 2010 there was no insurance expense for directors and officers insurance or general liability expense versus $3,847 for the year ended December 31, 2009 due to the non-renewal of the insurance.

3.

For the year ended December 31, 2010 there were no expenses related to office rent or janitorial services versus $4,859 for the year ended December 31, 2009 due the fact we did not re-new our office lease at February 1, 2009 and moved operations to the home of the Chief Financial Officer which reduced the rent to zero and other overhead costs.

4.

For the year ended December 31, 2010 there was depreciation expense of only $683 versus $4,936 for the year ended December 31, 2009 due to the reduction in fixed assets during 2009.

Overview of Financial Position

At December 31, 2010, Gold Crest had cash of $10,814 and total liabilities of $70,188.  During the year ended December 31, 2010, we received $30,000 on the North Fork option.  See “Note 5. Mineral Properties – North Fork Option” to our consolidated financial statements for further details.  We also received $25,000 on a non-brokered private placement offering in which we issued 2,500,000 at $0.01 per share and received $6,250 on the sale of some previously expensed supplies.

Prepaid Expenses and Deposits

During the year ended December 31, 2010, the Company recognized $12,974 as claim fee expense on our Southwest Kuskokwim properties leaving a prepaid balance of zero as of December 31, 2010.  During the year ended December 31, 2009, the Company recognized $19,250 as claim fee expense on our Idaho properties.  During the 2009 season, the claim fees for the Southwest Kuskokwim properties were paid for through our joint venture partners at the time.

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

Our cash balance at December 31, 2010 was $10,814 versus $12,931 at December 31, 2009.  This slight decrease is primarily due to the fact that during the year ended December 31, 2010, we received $30,000 on the North Fork option, received $25,000 on a non-brokered private placement offering in which we issued 2,500,000 at $0.01 per share and received $6,250 on the sale of some previously expensed supplies.  The amount received was less than the amount of money spent on our daily operations.

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

We are currently seeking a new joint venture opportunity concerning our Alaska claim groups.  On January 27, 2010, the Company signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010, for the exclusive right to explore the claims up until October 31, 2010.  On August 18, 2010 the Company amended the option agreement to include an additional claim group known as our Chilly claims.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010. See “Note 5. Mineral Properties – North Fork Option” and “Note 12. Subsequent Events – North Fork Joint Venture Agreement” to our consolidated financial statements for further details.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2009 or 2010.

Off-Balance Sheet Arrangements

During the year ended December 31, 2010, the Company did not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	20
Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	21
Consolidated Statements of Operations for the years ended December 31, 2010, December 31, 2009 and for the period from inception until December 31, 2010	22
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009, 2008 and 2007, and from inception to December 31, 2006	23
Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and for the period from inception until December 31, 2010	25
Notes to the Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gold Crest Mines, Inc.

We have audited the accompanying consolidated balance sheets of Gold Crest Mines, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Crest Mines, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 7, 2011

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,814	$12,931
Prepaid claim fees	-	12,974
Total Current Assets	10,814	25,905
Equipment, net of accumulated depreciation
of $2,572 and $1,889, respectively	841	1,524
Mineral properties	11,373	-
Investment in Golden Lynx LLC	-	11,373
TOTAL ASSETS	$23,028	$38,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$27,890	$34,773
Accounts payable – related party	36,000	36,000
Accrued liabilities	6,298	5,739
Total Current Liabilities	70,188	76,512

Total Liabilities	70,188	76,512

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 88,205,828 and 85,705,828 shares issued
and outstanding, respectively	88,206	85,706
Additional paid-in capital	9,416,503	9,394,003
Accumulated deficit during exploration stage	(9,551,869)	(9,517,419)
Total Stockholders' Equity (Deficit)	(47,160)	(37,710)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$23,028	$38,802
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

					From Inception
					January 11, 2005
		Years Ended			to
		December 31,		December 31,	December 31,
		2010		2009	2010

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		15,448		32,648	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		(16,875)	(16,875)
Mineral lease option income		(30,000)		-	(30,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		43,202	43,202
Loss (gain) on disposal of equipment		(6,250)		11,784	16,738
Legal and accounting expenses		21,936		35,515	526,150
Directors' fees		-		-	844,000
General and administrative		33,316		65,241	3,010,601
TOTAL OPERATING EXPENSES		34,450		171,515	9,608,491

LOSS FROM OPERATIONS		(34,450)		(171,515)	(9,608,491)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Interest expense		-		-	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-		-	56,622

LOSS BEFORE INCOME TAXES		(34,450)		(171,515)	(9,551,869)
INCOME TAXES		-		-	-

NET LOSS		$(34,450)		$(171,515)	$(9,551,869)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		86,508,842		84,759,232

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

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Continued)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balances, December 31, 2007	77,416,328	$ 77,417	$ 8,511,183	$ (132,500)	$ (7,447,180)	$ 1,008,920

Stock warrants:
Exercised at $0.30 per share	300,000	300	89,700	-	-	90,000
Stock options:
for share-based compensation
at $0.28 per share	-	-	121,089	-	-	121,089
Issuance of Common Stock:
for directors fees at
$0.10 per share	400,000	400	39,600	-	-	40,000
for services at $0.10 per share	100,000	100	9,900	-	-	10,000
for cash ranging from $0.05
to $0.15 per share	5,666,667	5,666	594,334	-	-	600,000
for common stock subscribed	-	-	-	111,300	-	111,300
Forgiveness of remaining
common stock subscribed	(106,000)	(106)	(21,094)	21,200	-	-
Net loss for year ended
December 31, 2008				-	(1,898,724)	(1,898,724)
Balances, December 31, 2008	83,776,995	$ 83,777	$ 9,344,712	$ -	$ (9,345,904)	$ 82,585

Stock options:
for share-based compensation
at $0.28 per share	-	-	13,355	-	-	13,355
Issuance of Common Stock:
for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000
for cash at $0.03 per share	928,833	929	26,936	-	-	27,865
Net loss for year ended
December 31, 2009				-	(171,515)	(171,515)
Balances, December 31, 2009	85,705,828	$ 85,706	$ 9,394,003	$ -	$ (9,517,419)	$ (37,710)

Issuance of Common Stock:
for cash at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Net loss for year ended
December 31, 2010				-	(34,450)	(34,450)
Balances, December 31, 2010	88,205,828	$ 88,206	$ 9,416,503	$ -	$ (9,551,869)	$ (47,160)
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
	Year Ended	Year Ended	From Inception
	December 31,	December 31,	January 11, 2005 to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,450)	$(171,515)	$(9,551,869)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	683	4,936	52,352
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	13,355	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	(6,250)	11,784	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	43,202	43,202
Gain on sale of mineral properties	-	(16,875)	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	12,974	12,823	57,999
Miscellaneous receivable	-	3,000	3,000
Accounts payable and accrued liabilities	(6,324)	6,703	100,017
Net cash used by operating activities	(33,367)	(92,587)	(5,847,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	6,250	16,729	22,979
Proceeds from the sale of mineral properties	-	50,000	50,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	6,250	66,729	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	25,000	37,865	6,699,343
Net cash provided by financing activities	25,000	37,865	6,900,643

Net change in cash and cash equivalents	(2,117)	12,007	10,814
Cash and cash equivalents, beginning of period	12,931	924	-
Cash and cash equivalents, end of period	$10,814	$12,931	$10,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	11,373	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of December 31, 2010 and 2009.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At December 31, 2010 and 2009, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At December 31, 2010 and 2009, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2010 and 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,551,869 through December 31, 2010.  Another factor is that the Company has a negative current ratio of 0.15: 1 at December 31, 2010.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company drastically reduced its overhead expenses in 2009 and continuing in 2010 such as reducing staff on payroll to one part time employee and eliminating its office space.  With these reductions in overhead, the Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months.  The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully enter into and maintain a joint venture on our Alaska properties and the Company’s future personnel requirements.

NOTE 4.  Equipment

During the year ended December 31, 2010, the Company had the following transactions relating to equipment:

•

In September 2010, we received $6,250 on the sale of previously expensed assets and recorded a gain on the sale of $6,250

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

NOTE 5.  Mineral Properties

The Company’s mineral properties consist of various mining claims in Alaska. The Company had controlled claims in Idaho covering over 3,930 acres of unpatented mill site and load claims under Federal jurisdiction but on March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval, a related party who, up until November 3, 2009, owned greater than 5% of the outstanding shares of the Company (the “Purchaser”).  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project.  See Note 10 – Related Party Transactions for further detail

In August 2006, the Company acquired exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 22,520 acres of State of Alaska-owned lands in 6 claim groups known as the Kisa, Gold Lake, Ako, Little Swift, Gold Creek and Gossan Valley within the Kuskokwim Mineral Belt known as the Company’s Southwest Kuskokwim Project.  Based on field work completed in late 2006 and summer of 2007, airborne geophysical surveys completed in the fall of 2006 and spring of 2007 and results of data compilations conducted over the winter months, the Company identified additional ground for acquisition. Approximately 8,000 acres in the Southwest Kuskokwim Project area known as the Luna claim group and approximately 50,560 acres, known as the Buckstock Project claim groups located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s other claim groups were acquired based on the results.

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

The following is a summary of the Company’s mineral properties in Alaska.

Alaska Mineral Properties	Number of Claims	Acres
Southwest Kuskokwim Project
AKO	45	7,200
Luna	50	8,000
Kisa	38	5,840
Gold Lake	69	9,720
Gold Creek	12	1,920
Little Swift	14	2,240
Gosson Valley	2	320
TOTAL Southwest Kuskokwim Project	230	35,240

Buckstock Project
Chilly	44	7,040
TOTAL Buckstock Project	44	7,040

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations.  The Company is required to perform certain work commitments and pay annual assessments to the States of Alaska to hold these claims in good standing.  See “Note 11. Commitments and Contingencies”.

Golden Lynx, LLC

On April 18, 2008, the Company, through its wholly-owned subsidiary, Kisa, entered into an agreement with Cougar Gold LLC, a Delaware limited liability company, (“Cougar”), a greater than 5% shareholder, who was the operator of the Golden Lynx, LLC (“Golden Lynx”) and an affiliate of Electrum USA Ltd.   Pursuant to this agreement, the Company transferred 15,320 acres under State of Alaska jurisdiction into Golden Lynx.  The Company accounts for this investment under the cost method of accounting.  Accordingly, in 2008 the carrying value of the contributed property of $54,575 was reclassed from mineral properties to “Investment in Golden Lynx LLC”.

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

On May 1, 2009 Cougar transferred all of its membership interest in Golden Lynx and its economic interest therein to TintinaGold Resources Inc. (TAU-TSX.V) a British Columbia corporation (TintinaGold) formerly known as Mantra Mining, Inc., (MAN-TSX.V).  TintinaGold took over as the manager of the Golden Lynx.  The details below show what the new terms of the agreement were with TintinaGold as manager.

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

The resignation of TintinaGold as a member of the Golden Lynx and TintinaGold’s failure to meet the initial contribution requirements of the Golden Lynx LLC Limited Liability Company Agreement (the “Operating Agreement”) terminated its interests in Golden Lynx, LLC.  TintinaGold will have no further rights to receive distributions, or any other payments from Golden Lynx or Kisa, except as provided for in Section 6.3 of the Operating Agreement.  A copy of the Operating Agreement was attached as Exhibit 10.6 to Gold Crest’s Quarterly Report Form 10-Q filed with the Securities and

Exchange Commission on August 11, 2008.  Therefore, at December 31, 2009, the Company was the sole shareholder of Golden Lynx LLC.

After having received the notice of TintinaGold’s resignation, the Company determined that the carrying value of the Investment in Golden Lynx LLC had been impaired.  The Company recorded a write-down of $43,202, which was recognized as an impairment of investment in Golden Lynx LLC in the fourth quarter of 2009 leaving a carrying value of $11,373 at December 31, 2009.  The $11,373 carrying value was based primarily on the ongoing negotiations with an interested third party who was looking at entering into an option agreement with the Company worth $20,000 on the Company’s Southwest Kuskokwim Project area.  The option agreement was entered into on January 27, 2010 for the agreed on amount of $20,000 which was received on February 16, 2010.  See “ North Fork Option”.

The $20,000 payment was allocated by the number of acres to the five claim groups which were part of the Golden Lynx LLC, as well as the Company’s other two claim groups known as AKO and Luna which make up the rest of the Southwest Kuskowim Project area.

North Fork Option

On January 27, 2010, the Company, through its wholly owned subsidiaries, Kisa Gold Mining, Inc., and Golden Lynx, LLC signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area.  The Southwest Kuskokwim Project area consists of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 35,240 acres of State of Alaska-owned lands in 7 claim groups known as the Kisa, Luna, AKO, Gold Lake, Little Swift, Gold Creek and Gossan Valley (“The Projects”) within the Kuskokwim Mineral Belt.

Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010 which was recorded as a deposit on option agreement, for the exclusive right to explore the claims up until October 31, 2010.  During the option period, North Fork agrees to meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010.  Following the expiration of the option on October 31, 2010, North Fork had 30 days to notify the Company of its decision to exercise its option to purchase and/or earn into any or all of the claim groups.

On August 18, 2010, the Company amended the option agreement to include an additional claim group known as our Chilly claims, which became part of The Projects.  As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010 which was also recorded as a deposit on option agreement.  As part of this new amendment, North Fork agreed to only meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010 that did not have enough labor carry-over to fulfill the state’s annual labor requirements.  North Fork completed the required labor by the due date of September 1, 2010 and on October 18, 2010 formally notified the Company of their intent to exercise the option over the Alaska properties.

The total of the two payments of $30,000 received from Northfork was recognized as income during the year ended December 31, 2010.

The following is a breakdown of the proposed earn-in terms, as amended:

1.

The initial interest at the time North Fork exercises its option to earn into The Projects will be as follows:

a.

Gold Crest Mines, Inc. – 100%

b.

North Fork – 0%

2.

North Fork can earn a 51% interest in The Projects by the expenditure of $3,000,000 on The Projects by October 31, 2013.

3.

If North Fork withdraws from the Joint Venture prior to earning a 51% interest in The Projects, it will have no further interest in The Projects.

4.

North Fork can earn an additional 24% interest in The Projects, taking its total interest to 75% by the expenditure of an additional $3,000,000 by October 31, 2016.

5.

North Fork can earn a total interest of 90% in any of The Projects claim blocks by the completion of a Bankable Feasibility Study.

6.

Gold Crest Mines, Inc. will retain a free carried 10% interest in The Projects up to a Decision to Mine at which point it can elect to contribute at 10% or dilute to a 2% Net Smelter Royalty.

7.

North Fork is obliged to keep The Projects in good standing.

8.

North Fork is the sole manager of The Projects and will make all decisions in regards to the exploration programs.

As of the date of this report the Company and North Fork have agreed in principle to enter into a Master Earn-In agreement (“the Agreement”).  Which has the same terms noted above.   See “Note 12. Subsequent Events – North Fork Master Earn-In Agreement” for further details.

NOTE 6.  Common Stock and Common Stock Warrants

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

During the year ended December 31, 2010, the Company had the following issuances of common stock:

On December 31, 2010, the Company completed an offering of units consisting of its common stock in a non-brokered private placement which began on July 1, 2010.  The Company issued 2,500,000 shares of common stock to five purchasers for a total of $25,000 in total proceeds.  Under the private placement the Company offered a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

Common Stock Warrants

In November 2007 the Company completed a private placement of 4,697,500 units for gross proceeds of $939,500.  Of the total units, 662,500 units were subscribed in exchange for promissory notes with a value of $132,500 and due dates extending through September 1, 2008.  The units were priced at $0.20 per unit.  Each unit consisted of one share of common stock and one full common stock purchase warrant.  Each warrant was exercisable for a period of two (2) years from the closing to purchase one share of common stock at a price of $0.30 per share.  At December 31, 2008 there were 4,291,500 warrants outstanding exercisable at $0.30 per share with expiration dates ranging from October 21, 2009 to November 19, 2009.  At December 31, 2010 and 2009, all outstanding exercisable warrants were expired.

The following is a summary of warrant activity in 2009 only, as there was no activity in 2010:

	Number of Warrants	Weighted Average Exercise Price
Outstanding January 1, 2009	4,291,500	$ 0.30
Issued	—	—
Expired	4,291,500	0.30
Outstanding at December 31, 2009	—	—

NOTE 7.  Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock is entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.  The authorized but un-issued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors.  The Directors in their sole discretion have the power to determine the preferences, limitations, and relative rights of each series of Preferred Stock within the limits set forth in the Nevada Business Corporation Act.  At December 31, 2010, no preferred stock has been issued.

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees.  As of December 31, 2010, the maximum number of shares available for issuance under the 2007 Stock Plan was 6,270,000.

Stock Options

During the year ended December 31, 2010, the Company did not issue any new options under the 2007 Stock Plan.  No options expired or were forfeited during that same period.

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

The following is a summary of stock option activity in 2009 and 2010:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2009	6,480,000	$ 0.51
Granted	—	—
Exercised	—	—
Forfeited	(1,000,000)	0.53
Expired	(200,000)	0.30
Outstanding at December 31, 2009	5,280,000	$ 0.52
Options exercisable at December 31, 2009	5,280,000	$ 0.52
Outstanding January 1, 2009	5,280,000	$ 0.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2010	5,280,000	$ 0.52
Options exercisable at December 31, 2010	5,280,000	$ 0.52

The 5,280,000 shares under options at December 31, 2010 have expiration dates ranging as follows: 5,000,000 expire on June 18, 2012 and 280,000 expire on September 11, 2012.   At December 31, 2010 the fully vested stock options have no intrinsic value due to the fact that the option exercise prices are greater than the market price on that date.

NOTE 9.  Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2010 and 2009.

At December 31, 2010 and 2009, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2010 and December 31, 2009. The significant components of the deferred tax asset at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Net operating loss carry forward	$5,028,000	$5,200,000
Deferred tax asset
Net operating loss carry forward	$1,709,000	$1,798,000
Exploration costs	942,000	841,000
Stock based compensation	397,000	397,000
	3,048,000	3,036,000
Deferred tax asset valuation allowance	(3,048,000)	(3,036,000)
Net deferred tax asset	$—	$—

At December 31, 2010 and 2009 the Company had net operating loss carry forwards of approximately $5,028,000 and $5,200,000 respectively, which expire in the years 2021 through 2030.

The income tax benefit shown in the consolidated financial statements for the years ended December 31, 2010 and 2009 differs from the federal statutory rate as follows:

	December 31, 2010	December 31, 2009
Benefit at federal statutory rate	$(11,900)	$(58,300)
Increase in valuation allowance	11,900	58,300
Total provision	$0	$0

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.

We have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2008 through 2010 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10.  Related Party Transactions

No related party transactions occurred in the year ended December 31, 2010.  During the year ended December 31, 2009, the following related transactions occurred:

In July and September of 2009, the Company sold miscellaneous equipment to Midas Gold, Inc. whose President is Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for a price of $1,000.  At the time of the sale, the equipment had an original cost of $2,282 with accumulated depreciation of $1,241 for a carrying value of $1,041 and as such, a loss on the sale of equipment of $41 was recorded.  See “Note 4. Equipment”.

On May 1, 2009 the Company sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had a carrying value of approximately $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  See “Note 4. Equipment”.

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project for a total of $50,000.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Real Property Sales Agreement with JJO, LLC, and the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, to Mr. Duval.

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for professional services to be rendered to the Company.  The agreement is for $3,000 per month for twenty-one months ending February 2009. During the year ended December 31, 2009, the Company recognized an expense in the amount of $6,000 by accruing in accounts payable the last two months of the contract totaling $6,000.  As of December 31, 2010 and 2009, the total outstanding payable is $36,000.

NOTE 11.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land.  Annual rental payments in the amount of $46,375 for these claims are due by November 30, 2011. If these rental payments are not paid by the due date, the claims will be considered abandoned.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined.  The labor year for the claims begins on September 1 and ends the following September 1.  The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the amount of $105,700 by September 1, 2011 except we have qualified carry-over amounts that can be applied to the labor year ending September 1, 2011 in the amount of $83,134 leaving only $22,566 to be performed by the September 1, 2011 deadline.  If these labor requirements are not met by the due date, the claims will be considered abandoned.

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

NOTE 12.  Subsequent Events

North Fork Master Earn-In Agreement

As of the date of this report the Company, through its wholly owned subsidiary, Kisa Gold Mining, Inc. and North Fork Resources Pty Ltd (“North Fork”) have agreed in principle to enter into a Master Earn-In agreement (“the Agreement”).

This agreement will call for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area (“Projects”).  The Projects consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 42,280 acres of State of Alaska-owned lands in claim groups known as the Kisa, Luna, AKO, GL, Chilly, Little Swift, Gold Creek, GO and Gossan Valley within the Kuskokwim Mineral Belt.

The following is a breakdown of the proposed earn-in terms:

9.

The initial interest at the time North Fork exercises its option to earn into the Projects will be as follows:

a.

Gold Crest Mines, Inc. – 100%

b.

North Fork – 0%

10.

North Fork can earn a 51% interest in the Projects by the expenditure of $3,000,000USD on the Projects by October 31, 2013.

11.

If North Fork withdraws from the Joint Venture prior to earning a 51% interest in the Projects, it will have no further interest in the Projects.

12.

North Fork can earn an additional 24% interest in the Projects, taking its total interest to 75% by the expenditure of an additional $3,000,000USD by October 31, 2016.

13.

North Fork can earn a total interest of 90% in any of the Project claim blocks by the completion of a Bankable Feasibility Study (BFS).

14.

Gold Crest Mines, Inc. will retain a free carried 10% interest in the Projects up to a Decision to Mine at which point it can elect to contribute at 10% or dilute to a 2% Net Smelter Royalty.

15.

North Fork is obliged to keep the Projects in “good standing”.

16.

North Fork is the sole manager of the Projects and will make all decisions in regards to the exploration programs.

The Master Earn-In agreement has not yet been formalized.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2010, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
John P. Ryan	48	Chief Executive Officer and Director
Terrence J. Dunne(1)	62	President and Director
Robert O’Brien(1)	76	Director
Daniel R. McKinney Sr.	61	Director
Matthew J. Colbert	42	Chief Financial Officer and Secretary/Treasurer

1. Member of the Audit Committee

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

Terrence J. Dunne.  Mr. Dunne was appointed as President of the Company on December 16, 2009.  Mr. Dunne has served as a director of the Company since 2006 and up until December 16, 2009 he had also served as the Company’s Secretary/Treasurer.  For more than the past six years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses.  Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations. Mr. Dunne currently serves as a director of Rock Energy Resources, Inc., which trades on the OTCBB.PK.  Mr. Dunne is currently serving as a director of Silver Butte Co. which trades on the OTCBB. Mr. Dunne received a degree in Business Administration from Gonzaga University in 1970.  He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984. Mr. Dunne is a former adjunct professor in the School of Business Administration of Gonzaga University, teaching courses in corporate mergers, acquisitions and reorganizations.

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

Matthew J. Colbert.  Mr. Colbert has served as the Chief Financial Officer of the Company since December 2007.  Mr. Colbert was appointed as Secretary/Treasurer of the Company on December 16, 2009. Mr. Colbert has over twelve years of experience in public and corporate accounting.  He has a Bachelor of Science degree in Accounting from the University of Idaho and is licensed as a Certified Public Accountant in the State of Washington.  Before being appointed CFO, Mr. Colbert had been the Controller of the Company since August 2007.  Most recently, Mr. Colbert Served as Chief Financial Officer and President of Lifestream Technologies, Inc., a publicly traded company.  Lifestream Technologies, Inc. was a leading supplier of cholesterol monitors. Mr. Colbert also served on Lifestream’s Board of Directors.  Earlier in his career, Mr. Colbert served as a Business Assurance Associate in the audit department of PricewaterhouseCoopers, LLP, an international accounting and consulting firm.

Audit Committee

As of December 31, 2010 Terrence Dunne and Robert O’Brien now comprise the Company’s Audit Committee.  The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics.  The Board of Directors has determined that Terrence Dunne meets the SEC definition of an “audit committee financial expert”.

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

During 2010, none of our directors or executive officers who own our stock filed Forms 3, 4 or 5 with the Securities and Exchange Commission because there were no transactions to report.  The information on these filings reflects the current ownership position of all such individuals.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2010 and 2009, compensation paid to our Chief Executive Officer, Chief Financial Officer and President (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 and 2008

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
John P. Ryan (1)	2010	—	—	—	—
Chief Executive Officer	2009	—	—	—	—

Terrence J. Dunne (2)	2010	—	—	—	—
President	2009	—	—	—	—

Matt J. Colbert (3)	2010	$ 24,000	—	—	$ 24,000
Chief Financial Officer	2009	$ 24,000	—	—	$ 24,000

__________

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

(3)

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

Director Compensation

There was no director compensation paid for the year ended December 31, 2010 to directors and as such, no table is provided.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 10, 2011 regarding the ownership of our Common Stock by:

•       each person who is known by us to own more than 5% of our shares of common stock;

•       each of our named executive officers and directors; and

•       all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 88,205,828 shares of common stock outstanding as of March 10, 2011.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following March 10, 2011 subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
John P. Ryan 301 Central Ave., Apt. 384, Hilton Head, SC 29926	3,535,000	4.01%
Robert W. O’Brien 1511 S. Riegel Ct., Spokane, WA 99212	3,223,935	3.66%
Terrence J. Dunne(1) 1224 W. Riverside Ave., Apt 1006 Spokane, WA 99201	10,279,585	11.46%
Daniel R. McKinney Sr. 607 S. Government Way, Spokane, WA 99224	1,400,000	1.59%
Matt J. Colbert(2) 724 E. Metler Lane, Spokane, WA 99218	125,000	0.14%
Total of all executive officers and directors (5 individuals) (3)	18,563,520	20.66%

Tony Alford(4) 7040 Interlaken Dr., Kernersville, NC 27284	4,520,520	5.12%
Cougar Gold LLC(5) 1700 Lincoln St., Ste 2600, Denver, CO 80203	5,666,667	6.42%

__________________________________________________

(1)

Includes 1,500,000 shares issuable upon the exercise of vested options.

(2)

Includes 125,000 shares issuable upon the exercise of vested options.

(3)

Includes 1,625,000 shares issuable upon the exercise of vested options.

(4)

Mr. Alford is not an Officer or Director of the Company but is a 5% or greater shareholder.  The shares were verified by a shareholder of record report dated March 3, 2010 obtained from Columbia Stock Transfer Company.

(5)

Cougar Gold LLC is a 5% or greater shareholder. The shares were verified by the schedule 13G filed with the Securities and Exchange Commission on June 16, 2008 and a shareholder of record report dated March 3, 2010 obtained from Columbia Stock Transfer Company.

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2007 Stock Plan	5,280,000	$0.52	6,270,000	(1)
Total	5,280,000	$0.52	6,270,000

_________________

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2010 and 2009, and to date in 2011, the following related transactions occurred:

On March 13, 2009, the Company signed an Asset Purchase Agreement (the "Agreement") with Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder of the Company, for the purpose of acquiring the mining claims in Idaho known as our Golden Meadows Project.  Under the terms of the Agreement the Company sold all of the Company’s rights, title and interest in and to its 46 unpatented federal mill site claims and 185 unpatented federal lode claims in the Stibnite District of Idaho known as the Golden Meadows Project for a total of $50,000.  In addition, the Company also agreed to assign its rights under the Mining Lease and Option to Purchase Agreement with the Bradley Mining Company, the Option and Real Property Sales Agreement with JJO, LLC, and the Option and Royalty Sales Agreement with the heirs of the Estate of J.J. Oberbillig, to Mr. Duval.

On May 1, 2009 the Company sold miscellaneous equipment to Cougar Gold LLC, a greater than 5% shareholder, at a price of $15,000.  At the time of the sale, the equipment had a carrying value of approximately $18,141 and as such, a loss on the sale of equipment of $3,141 was recorded.  See “Note 4. Equipment”.

In July and September of 2010, the Company sold miscellaneous equipment to Midas Gold, Inc. whose President is Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for a price of $1,000.  At the time of the sale, the equipment had an original cost of $2,282 with accumulated depreciation of $1,241 for a carrying value of $1,041 and as such, a loss on the sale of equipment of $41 was recorded.  See “Note 4. Equipment”.

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

“Independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q were $18,500 and $18,000, respectively.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

The Company’s auditors billed $2,500 and $2,500 for professional services for tax compliance, tax advice and tax planning for fiscal 2010 and 2009, respectively.

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

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 16 2011.

GOLD CREST MINES, INC.

By:

/s/ John P. Ryan

John P. Ryan

Chief Executive Officer

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 16, 2011.

/s/ JOHN P. RYAN	Chief Executive Officer and Director
John P. Ryan
(Principal Executive Officer)
/s/ MATT J. COLBERT	Chief Financial Officer and Secretary/Treasurer
Matt J. Colbert
(Principal Financial and Accounting Officer)
/s/ TERRENCE J. DUNNE	President and Director
Terrence J. Dunne
/s/ ROBERT W. O’BRIEN	Director
Robert W. O’Brien
/s/ DANIEL R. MCKINNEY, SR.	Director
Daniel R. McKinney, Sr.