Form 10-Q
period 2011-03-31
GOLD CREST MINES INC
filed 2011-05-19
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 16, 2011, 88,505,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,257	$10,814
Total Current Assets	4,257	10,814
Equipment, net of accumulated depreciation
of $2,572 and $2,743, respectively	670	841
Mineral properties	11,373	11,373
TOTAL ASSETS	$16,300	$23,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$37,272	$27,890
Accounts payable – related party	36,000	36,000
Accrued liabilities	6,298	6,298
Total Current Liabilities	79,570	70,188

Total Liabilities	79,570	70,188

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 88,505,828 and 88,205,828 shares issued
and outstanding, respectively	88,506	88,206
Additional paid-in capital	9,419,203	9,416,503
Accumulated deficit during exploration stage	(9,570,979)	(9,551,869)
Total Stockholders' Deficit	(63,270)	(47,160)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,300	$23,028
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					January 11, 2005
		Three Months Ended			to
		March 31,		March 31,	March 31,
		2011		2010	2011

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		7,339	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Mineral lease option income		-		-	(30,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss on disposal of equipment		-		-	16,738
Legal and accounting expenses		9,422		11,226	535,572
Directors' fees		-		-	844,000
General and administrative		9,688		9,090	3,020,289
TOTAL OPERATING EXPENSES		19,110		27,655	9,627,601

LOSS FROM OPERATIONS		(19,110)		(27,655)	(9,627,601)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Interest expense		-		-	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-		-	56,622

LOSS BEFORE INCOME TAXES		(19,110)		(27,655)	(9,570,979)
INCOME TAXES		-		-	-

NET LOSS		$(19,110)		$(27,655)	$(9,570,979)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		88,239,161		85,705,828

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months	Three Months	From Inception
	Ended	Ended	January 11, 2005 to
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,110)	$(27,655)	$(9,570,979)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	171	171	52,523
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	-	1,214,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	4,866	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	9,382	(1,885)	109,399
Net cash used by operating activities	(9,557)	(24,503)	(5,856,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Proceeds from deposit on option agreement	-	20,000	-
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	-	20,000	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	3,000	-	6,702,343
Net cash provided by financing activities	3,000	-	6,903,643

Net change in cash and cash equivalents	(6,557)	(4,503)	4,257
Cash and cash equivalents, beginning of period	10,814	12,931	-
Cash and cash equivalents, end of period	$4,257	$8,428	$4,257

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	11,373	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

March 31, 2011 and December 31, 2010.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At March 31, 2011 and December 31, 2010, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At March 31, 2011 and 2010, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,570,979 through March 31, 2011.  Another factor is that the Company has a negative current ratio of 0.05: 1 at March 31, 2011.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted.  As such, substantial doubt as to the Company’s ability to continue as a going concern remains as of the date of these financial statements.

The Company drastically reduced its overhead expenses in 2009 and 2010 such as reducing staff on payroll to one part time employee and eliminating its office space.  With these reductions in overhead, the Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months.

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of March 31 and the date of this report, the Company had sold 300,000 shares for $3,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

The Company is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing.  See “Note 6. Commitments and Contingencies”.

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations.

North Fork Master Earn-in Agreement

On March 28, 2011 the Company, through its wholly owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), executed a Master Earn-In agreement (“the Agreement”) with North Fork LLC, (“North Fork”) an Alaska limited liability company.

This agreement will call for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area and the Buckstock project area (“Projects”).  The Projects consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 42,280 acres of State of Alaska-owned lands in claim groups known as the Kisa, Luna, AKO, GL, Chilly, Little Swift, Gold Creek and Gossan Valley within the Kuskokwim Mineral Belt.

The following is a breakdown of the proposed earn-in terms:

1.

The initial interest at the time North Fork exercises its option to earn into the “Projects” will be as follows:

a.

Gold Crest Mines, Inc. – 100%

b.

North Fork – 0%

2.

North Fork can acquire a 51% interest in one or more “Projects” by making an aggregate of $3,000,000 of Exploration Expenditures on or for the benefit of the claims on or before October 31, 2013.

3.

If North Fork withdraws from the Joint Venture prior to earning a 51% interest in the “Projects”, it will have no further interest in the “Projects”.

4.

North Fork can earn an additional 24% interest in the “Projects”, taking its total interest to 75% by the expenditure of an additional $3,000,000 by October 31, 2016.

5.

North Fork can earn a total interest of 90% in any of the “Projects” claim blocks by the completion of a Bankable Feasibility Study.

6.

Gold Crest Mines, Inc. will retain a free carried 10% interest in the “Projects” up to a Decision to Mine at which point it can elect to contribute at 10% or dilute to a 2% Net Smelter Royalty.

7.

North Fork is obliged to keep the Projects in “good standing”.

8.

North Fork will be the sole manager of the “Projects” and will make all decisions in regards to the exploration programs.

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

During the three months ending March 31, 2011 the Company had the following issuances of common stock:

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of March 31 and the date of this report, the Company has issued 300,000 shares raising a total of $3,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

During the three months ending March 31, 2010 the Company did not have any issuances of common stock.

NOTE 6.  Commitments and Contingencies

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

NOTE 7.  Subsequent Events

Board of Directors

On April 22, 2011, the Board of Directors appointed Matt J. Colbert, current CFO as a director of the Company. The Company also awarded Mr. Colbert 100,000 shares of the Company’s common stock under our 2007 Stock Plan for accepting the appointment as a director.  Management estimated the fair value of the shares to be $2,000.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,570,979 through March 31, 2011.  Another factor is that the Company has a negative current ratio of 0.05: 1 at March 31, 2011.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

In the Kisaralik Lake area of southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. (KGMI) controls or has interests in claim blocks consisting of 274 State of Alaska mining claims covering approximately 42,280 acres.  The Company calls the claim blocks the Southwest Kuskokwim Project and the Buckstock Project and the individual names of each claim block are Kisa, Gold Lake, Luna, AKO, Chilly, Gold Creek, Gossan Valley and Little Swift.

On March 28, 2011 the Company, through its wholly owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), executed a Master Earn-In agreement (“the Agreement”) with North Fork LLC, (“North Fork”) an Alaska limited liability company.

This agreement will call for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area and Buckstock Project area (“Projects”).  The Projects consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 42,280 acres of State of Alaska-owned lands in claim groups known as Kisa, Gold Lake, Luna, AKO, Chilly, Gold Creek, Gossan Valley and Little Swift within the Kuskokwim Mineral Belt.  See “Note 4. Mineral Properties – North Fork Master Earn-in Agreement” to our consolidated financial statements for further details.

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of March 31 and the date of this report, the Company has issued 300,000 shares raising a total of $3,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

Board of Directors

On April 22, 2011, the Board of Directors appointed Matt J. Colbert, CFO, as a director of the Company. The Company also awarded Mr. Colbert 100,000 shares of the Company’s common stock under our 2007 Stock Plan for accepting the appointment as a director.  Management estimated the fair value of the shares to be $2,000.

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

Our cash balance at March 31, 2011 was $4,257 versus $10,814 at December 31, 2010.  This slight decrease is primarily due to the fact that during the three months ended March 31, 2011, we received only $3,000 on our current private placement offering in which we issued 300,000 at $0.01 per share.  The amount received was less than the amount of money spent on our daily operations for the same time period, most notably our audit fees for the annual audit.

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

On March 28, 2011 the Company, through its wholly owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), executed a Master Earn-In agreement (“the Agreement”) with North Fork LLC, (“North Fork”) an Alaska limited liability company.

This agreement will call for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area and Buckstock Project area (“Projects”).  The Projects consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 42,280 acres of State of Alaska-owned lands in claim groups known as Kisa, Gold Lake, Luna, AKO, Chilly, Gold Creek, Gossan Valley and Little Swift within the Kuskokwim Mineral Belt.  See “Note 4. Mineral Properties – North Fork Master Earn-in Agreement” to our consolidated financial statements for further details.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010:

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The table is provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	March 31,	March 31,
	2011	2010	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	-	7,339	(7,339)	-100.0%
Legal and accounting expenses	9,422	11,226	(1,804)	-16.1%
General and administrative	9,688	9,090	598	6.6%
TOTAL OPERATING EXPENSES	19,110	27,655	(8,545)	-30.9%
LOSS FROM OPERATIONS	(19,110)	(27,655)	8,545	-30.9%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(19,110)	$(27,655)	$8,545	$-30.9%

Overview of Operating Results

Operating Expenses

The decrease of $8,545 in operating expenses during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily the result of decreased exploration activity during the three months ended March 31, 2011

Legal and Accounting Expenses

Legal and accounting expenses were $9,422 for the three months ended March 31, 2011 versus $11,226 for the three months ended March 31, 2010 for a decrease of $1,804.  The decrease was entirely due to $1,810 in legal fees in the three months ended March 31, 2010 versus zero in 2011.

Overview of Financial Position

At March 31, 2011, Gold Crest had cash of $4,257 and total liabilities of $79,570.  During the three months ended March 31, 2011, we received $3,000 on a non-brokered private placement offering in which we issued 300,000 at $0.01 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds for general corporate purposes.  As of March 31 and the date of this report, the Company has issued 300,000 shares raising a total of $3,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
10.1	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC. Filed herewith.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

Date:  May 18, 2011

By:  /s/ John P. Ryan

John P. Ryan

CEO

(Principal Executive Officer)

Date:  May 18, 2011

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)