Form 10-Q
period 2011-06-30
GOLD CREST MINES INC
filed 2011-08-12
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At August 10, 2011, 89,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,963	$10,814
Total Current Assets	1,963	10,814
Equipment, net of accumulated depreciation
of $2,913 and $2,572, respectively	500	841
Mineral properties	11,373	11,373
TOTAL ASSETS	$13,836	$23,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$33,901	$27,890
Accounts payable – related party	36,000	36,000
Accrued liabilities	10,603	6,298
Total Current Liabilities	80,504	70,188

Total Liabilities	80,504	70,188

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,205,828 and 88,205,828 shares issued
and outstanding, respectively	89,206	88,206
Additional paid-in capital	9,426,503	9,416,503
Accumulated deficit during exploration stage	(9,582,377)	(9,551,869)
Total Stockholders' Deficit	(66,668)	(47,160)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,836	$23,028
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
		Three Months Ended				Six Months Ended			From Inception
		June 30,		June 30,		June 30,		June 30,	January 11, 2005
		2011		2010		2011		2010	to June 30, 2011
REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		4,866		-		12,205	4,352,387
Settlement of drilling contract		-		-		-		-	161,813
Abandonment of mineral lease		-		-		-		-	83,600
Gain on sale of mineral lease		-		-		-		-	(16,875)
Mineral lease option income		-		-		-		-	(30,000)
Impairment of mineral properties
and royalty interest		-		-		-		-	616,875
Impairment of investment in Golden Lynx LCC		-		-		-		-	43,202
Loss on disposal of equipment		-		-		-		-	16,738
Legal and accounting expenses		1,948		2,683		11,370		13,909	537,520
Directors' fees		2,000		-		2,000		-	846,000
General and administrative		7,450		7,490		17,138		16,580	3,027,739
TOTAL OPERATING EXPENSES		11,398		15,039		30,508		42,694	9,638,999

LOSS FROM OPERATIONS		(11,398)		(15,039)		(30,508)		(42,694)	(9,638,999)

OTHER INCOME (EXPENSE):
Interest income		-		-		-		-	79,182
Interest expense		-		-		-		-	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-		-		-		-	56,622

LOSS BEFORE TAXES		(11,398)		(15,093)		(30,508)		(42,694)	(9,582,377)
INCOME TAXES		-		-		-		-	-
NET LOSS		$ (11,398)		$ (15,093)		$(30,508)		$(42,694)	$ (9,582,377)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		88,764,524		85,705,828		88,504,723		85,705,828

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months	Six Months	From Inception
	Ended	Ended	January 11, 2005 to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,508)	$(42,694)	$(9,582,377)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	341	341	52,693
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	2,000	-	1,216,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	9,731	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	10,316	1,164	110,333
Net cash used by operating activities	(17,851)	(31,458)	(5,864,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Proceeds from deposit on option agreement	-	20,000	-
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	-	20,000	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	9,000	-	6,708,343
Net cash provided by financing activities	9,000	-	6,909,643

Net change in cash and cash equivalents	(8,851)	(11,458)	1,963
Cash and cash equivalents, beginning of period	10,814	12,931	-
Cash and cash equivalents, end of period	$1,963	$1,473	$1,963

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	11,373	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at June 30, 2011 may not be indicative of December 31, 2011.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of

June 30, 2011 and December 31, 2010.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At June 30, 2011 and 2010, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,582,377 through June 30, 2011.  Another factor is that the Company has a negative current ratio of 0.02: 1 at June 30, 2011.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of June 30 and the date of this report, the Company had sold 900,000 shares for $9,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

During the six months ending June 30, 2011 the Company had the following issuances of common stock:

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of June 30 and the date of this report, the Company has issued 900,000 shares raising a total of $9,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

On April 22, 2011 the Company issued 100,000 shares of common stock to one newly appointed director valued at $2,000.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,582,377 through June 30, 2011.  Another factor is that the Company has a negative current ratio of 0.02: 1 at June 30, 2011.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of June 30 and the date of this report, the Company has issued 900,000 shares raising a total of $9,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

Our cash balance at June 30, 2011 was $1,963 versus $10,814 at December 31, 2010.  This slight decrease is primarily due to the fact that during the six months ended June 30, 2011, we received only $9,000 on our current private placement offering in which we issued 900,000 at $0.01 per share.  The amount received was less than the amount of money spent on our daily operations for the same time period, most notably our audit fees for the annual audit and wages.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and June 30, 2010:

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010. The table is provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	June 30,	June 30,
	2011	2010	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	-	4,866	(4,866)	-100.0%
Legal and accounting expenses	1,948	2,683	(735)	-27.4%
Directors’ fees	2,000	-	2,000	100.0%
General and administrative	7,450	7,490	(40)	-0.5%
TOTAL OPERATING EXPENSES	11,398	15,039	(3,641)	-24.2%
LOSS FROM OPERATIONS	(11,398)	(15,039)	3,641	-24.2%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(11,398)	$(15,039)	$3,641	$-24.2%

	The Six Months Ended
	June 30,	June 30,
	2011	2010	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	-	12,205	(12,205)	-100.0%
Legal and accounting expenses	11,370	13,909	(2,539)	-18.3%
Directors’ fees	2,000	-	2,000	100.0%
General and administrative	17,138	16,580	558	3.4%
TOTAL OPERATING EXPENSES	30,508	42,694	(12,186)	-28.5%
LOSS FROM OPERATIONS	(30,508)	(42,694)	12,186	-28.5%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(30,508)	$(42,694)	$12,186	$-28.5%

Overview of Operating Results

Operating Expenses

The decrease of $12,186 in operating expenses during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily the result of decreased exploration activity during the three months ended March 31, 2011

Legal and Accounting Expenses

Legal and accounting expenses were $11,370 for the six months ended June 30, 2011 versus $13,909 for the six months ended June 30, 2010 for a decrease of $2,539.  The decrease was entirely due to $2,070 in legal fees in the six months ended June 30, 2010 versus only $400 in 2011.

Directors’ Fees

Directors’ fees were $2,000 for the six months ended June 30, 2011 versus zero for the six months ended June 30, 2010 for an increase of $2,000.  On April 22, 2011 the Company issued 100,000 shares of common stock to one newly appointed director valued at $2,000.

Overview of Financial Position

At June 30, 2011, Gold Crest had cash of $1,963 and total liabilities of $80,504.  During the six months ended June 30, 2011, we received $9,000 on a non-brokered private placement offering in which we issued 900,000 at $0.01 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds for general corporate purposes.  As of June 30 and the date of this report, the Company has issued 900,000 shares raising a total of $9,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document
10.1	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC. Filed as Exhibit 10.1 with the Company’s 10-Q on May 18, 2011.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

Date:  August 12, 2011

By:  /s/ John P. Ryan

John P. Ryan

CEO

(Principal Executive Officer)

Date:  August 12, 2011

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)