Form 10-Q
period 2011-09-30
GOLD CREST MINES INC
filed 2011-11-14
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 10, 2011, 89,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,335	$10,814
Total Current Assets	1,335	10,814
Equipment, net of accumulated depreciation
of $3,084 and $2,572, respectively	329	841
Mineral properties	11,373	11,373
TOTAL ASSETS	$13,037	$23,028

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$40,739	$27,890
Accounts payable – related party	36,000	36,000
Accrued liabilities	39,561	6,298
Total Current Liabilities	116,300	70,188

Total Liabilities	116,300	70,188

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,205,828 and 88,205,828 shares issued
and outstanding, respectively	89,206	88,206
Additional paid-in capital	9,426,503	9,416,503
Accumulated deficit during exploration stage	(9,618,972)	(9,551,869)
Total Stockholders' Deficit	(103,263)	(47,160)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,037	$23,028
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
		Three Months Ended				Nine Months Ended			From Inception
		September 30,		September 30,		September 30,		September 30,	January 11, 2005
		2011		2010		2011		2010	to September 30, 2011
REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		3,243		-		15,448	4,352,387
Settlement of drilling contract		-		-		-		-	161,813
Abandonment of mineral lease		-		-		-		-	83,600
Gain on sale of mineral lease		-		-		-		-	(16,875)
Mineral lease option income		-		-		-		-	(30,000)
Impairment of mineral properties
and royalty interest		-		-		-		-	616,875
Impairment of investment in Golden Lynx LCC		-		-		-		-	43,202
Loss (gain) on disposal of equipment		-		(6,250)		-		(6,250)	16,738
Legal and accounting expenses		6,307		5,386		17,677		19,295	543,827
Directors' fees		-		-		2,000		-	846,000
General and administrative		30,288		7,825		47,426		24,405	3,058,027
TOTAL OPERATING EXPENSES		36,595		10,204		67,103		52,898	9,675,594

LOSS FROM OPERATIONS		(36,595)		(10,204)		(67,103)		(52,898)	(9,675,594)

OTHER INCOME (EXPENSE):
Interest income		-		-		-		-	79,182
Interest expense		-		-		-		-	(22,560)
TOTAL OTHER INCOME (EXPENSE)		-		-		-		-	56,622

LOSS BEFORE TAXES		(36,595)		(10,204)		(67,103)		(52,898)	(9,618,972)
INCOME TAXES		-		-		-		-	-
NET LOSS		$ (36,595)		$ (10,204)		$(67,103)		$(52,898)	$ (9,618,972)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		89,205,828		86,912,350		88,403,996		86,112,421

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months	From Inception
	Ended	Ended	January 11, 2005 to
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,103)	$(52,898)	$(9,618,972)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	512	512	52,864
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	2,000	-	1,216,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	-	(6,250)	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	12,974	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	46,112	(3,052)	146,129
Net cash used by operating activities	(18,479)	(48,714)	(5,865,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	6,250	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Proceeds from deposit on option agreement	-	30,000	-
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	-	36,250	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	9,000	15,000	6,708,343
Net cash provided by financing activities	9,000	15,000	6,909,643

Net change in cash and cash equivalents	(9,479)	2,536	1,335
Cash and cash equivalents, beginning of period	10,814	12,931	-
Cash and cash equivalents, end of period	$1,335	$15,467	$1,335

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	11,373	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at September 30, 2011 may not be indicative of December 31, 2011.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of

September 30, 2011 and December 31, 2010.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.  At September 30, 2011 and 2010, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,618,972 through September 30, 2011.  Another factor is that the Company has a negative current ratio of 0.01: 1 at September 30, 2011.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  The private placement closed on June 30, 2011 and at such time the Company had sold 900,000 shares for $9,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

During the nine months ended September 30, 2011 the Company had the following issuances of common stock:

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  The private placement closed on June 30, 2011 and at such time the Company has issued 900,000 shares raising a total of $9,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

On April 22, 2011 the Company issued 100,000 shares of common stock to one newly appointed director valued at $2,000.

During the nine months ended September 30, 2010 the Company had the following issuances of common stock:

On July 1, 2010 the Company began a non-brokered private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  As of September 30, 2010, the Company has issued 1,500,000 shares raising a total of $15,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

NOTE 6.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,420 acres of land.  Annual rental payments in the amount of $65,975 for these claims are due by November 30, 2011. If these rental payments are not paid by the due date, the claims will be considered abandoned.  In October, 2011, the annual rental payments were made by our joint venture partner.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined.  The labor year for the claims begins on September 1 and ends the following September 1.  The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the amount of $105,700 by September 1, 2011 except we have qualified carry-over amounts that can be applied to the labor year ending September 1, 2011 in the amount of $83,134 leaving only $22,566 to be performed by the September 1, 2011 deadline.  As of September 30, 2011 the labor requirements were met on all claims by our Joint Venture partner and as such the Labor of Affidavit forms will now be filed by November 30, 2011 to meet the filing deadline. As of the date of this report, the Labor of Affidavit has yet to be filled but the Company has been informed by our joint venture partner that it is scheduled to be filed on time.

NOTE 7.   Subsequent Events

On September 6, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc.    Currently, the Company and Gold Crown are conducting "due diligence".   On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a $117,659 capital contribution to the Company.  The contributed funds will be used to discharge Company debt, engage professionals to conduct "due diligence" and initiate procedures and actions with a view toward entering into a definitive business combination agreement.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,618,972 through September 30, 2011.  Another factor is that the Company has a negative current ratio of 0.01: 1 at September 30, 2011.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

In the Kisaralik Lake area of southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. (KGMI) controls or has interests in claim blocks consisting of 274 State of Alaska mining claims covering approximately 42,420 acres.  The Company calls the claim blocks the Southwest Kuskokwim Project and the Buckstock Project and the individual names of each claim block are Kisa, Gold Lake, Luna, AKO, Chilly, Gold Creek, Gossan Valley and Little Swift.

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

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds.  The private placement closed on June 30, 2011 and at such time the Company has issued 900,000 shares raising a total of $9,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

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

Our cash balance at September 30, 2011 was $1,335 versus $10,814 at December 31, 2010.  This decrease is primarily due to the fact that during the nine months ended September 30, 2011, we received only $9,000 on our current private placement offering in which we issued 900,000 at $0.01 per share.  The amount received was less than the amount of money spent on our daily operations for the same time period, most notably our audit fees for the annual audit and wages.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and September 30, 2010:

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010. The table is provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	September 30,	September 30,
	2011	2010	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	-	3,243	(3,243)	-100.0%
Loss (gain) on disposal of equipment	-	(6,250)	6,250	100.0%
Legal and accounting expenses	6,307	5,386	921	17.1%
Directors’ fees	-	-	-	0.0%
General and administrative	30,288	7,825	22,463	287.7%
TOTAL OPERATING EXPENSES	36,595	10,204	26,391	258.6%
LOSS FROM OPERATIONS	(36,595)	(10,204)	(26,391)	258.6%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(36,595)	$(10,204)	$(26,391)	$258.6%

	The Nine Months Ended
	September 30,	September 30,
	2011	2010	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	-	15,448	(15,448)	-100.0%
Loss (gain) on disposal of equipment	-	(6,250)	6,250	100.0%
Legal and accounting expenses	17,677	19,295	(1,618)	-8.4%
Directors’ fees	2,000	-	2,000	100.0%
General and administrative	47,426	24,405	23,021	94.3%
TOTAL OPERATING EXPENSES	67,103	52,898	14,205	26.9%
LOSS FROM OPERATIONS	(67,103)	(52,898)	(14,205)	26.9%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(67,103)	$(52,898)	$(14,205)	$26.9%

Overview of Operating Results

Operating Expenses

The increase of $14,205 in operating expenses during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily the result of increased payroll expenses for increased work load for the three months ended September 30, 2011 and offset due to decreased exploration activity during the nine months ended September 30, 2011

Loss on Disposal of Equipment

Gain on disposal of equipment was $6,250 for the nine months ended September 30, 2010 versus nil for the nine months ended September 30, 2011.  The decrease was due to the fact that in the nine months ended September 30, 2010, we received $6,250 on the sale of previously expensed supplies and recorded a gain on the sale of $6,250.

Legal and Accounting Expenses

Legal and accounting expenses were $17,677 for the nine months ended September 30, 2011 versus $19,295 for the nine months ended September 30, 2010 for a decrease of $1,618.  The decrease was mostly due to $2,070 in legal fees in the nine months ended September 30, 2010 versus only $400 in 2011.

Directors’ Fees

Directors’ fees were $2,000 for the nine months ended September 30, 2011 versus zero for the nine months ended September 30, 2010 for an increase of $2,000.  On April 22, 2011 the Company issued 100,000 shares of common stock to one newly appointed director valued at $2,000.

Overview of Financial Position

At September 30, 2011, Gold Crest had cash of $1,335 and total liabilities of $116,300.  During the nine months ended September 30, 2011, we received $9,000 on a non-brokered private placement offering in which we issued 900,000 at $0.01 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On September 6, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc.    Currently, the Company and Gold Crown are conducting "due diligence".   On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a $117,659 capital contribution to the Company.  The contributed funds will be used to discharge Company debt, engage professionals to conduct "due diligence" and initiate procedures and actions with a view toward entering into a definitive business combination agreement.

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

Date:  November 14, 2011

By:  /s/ John P. Ryan

John P. Ryan

CEO

(Principal Executive Officer)

Date:  November 14, 2011

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)