Form 10-K
period 2011-12-31
GOLD CREST MINES INC
filed 2012-03-30
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $1,241,233.

At March 02, 2012, 89,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

ANNUAL REORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

TABLE OF CONTENTS

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

4

ITEM 1B.

UNRESOLVED STAFF COMMENTS

4

ITEM 2.

PROPERTIES

5

ITEM 3.

LEGAL PROCEEDINGS

12

ITEM 4.

MINE SAFETY DISCLOSURES

12

PART II

13

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

13

ITEM 6.

SELECTED FINANCIAL DATA

14

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

14

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

17

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

33

ITEM 9A

CONTROLS AND PROCEDURES

33

ITEM 9B.

OTHER INFORMATION

34

PART III

34

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

34

ITEM 11.

EXECUTIVE COMPENSATION

36

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

37

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

39

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

40

PART IV

41

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

41

SIGNATURES

42

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

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ended December 31, 2011 and 2010, we spent zero and $15,448, respectively, on exploration activities. This does not include amounts spent by our joint venture partner as part of their earn-in process.

Employees

The Company’s total number of employees is 3, which includes the CFO, CEO and President. The CFO works part time and the President only received compensation in the third and fourth quarters of 2011. The CEO is a director serving for no pay. We intend to utilize the services of consultants and contractors to provide additional services to the Company as needed.

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
Iditarod - Nixon Fk. Fault
Sleetmute
Denai - Farewell Fault
Kalskag
Bethel
Osviak Thrust Fault
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

See “Note 5. Mineral Properties – North Fork Master Earn-in Agreement” to our consolidated financial statements for further details.

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

•

On March 28, 2011 the Company executed a Master Earn-In agreement with North Fork to explore for gold deposits on Kisa’s claim blocks. Work completed by North Fork over the 2010 and 2011 seasons comprised the following;

o

Rock chip and soil sampling, as well as mapping at Luna

o

Rock chip and stream sediment sampling at AKO

o

Re-assay of drill core from Kisa

o

Pegging of joiner claims at AKO, to combine the AKO, Little Swift and Gold Creek claims

o

Rock chip, soil and stream sediment sampling at Chilly

o

Rock chip sampling at Gossan Valley

•

The following is work that is proposed by North Fork for the 2012 exploration season;

o

Permitting to allow for drill testing of the Luna prospect mineralization

o

Diamond drilling under high grade mineralization at Luna and also testing the parallel structures

o

Complete helimag survey at Chilly

o

Further rock chip and soil sampling at AKO

Southwest Kuskokwim Project Descriptions

All the claims held under the Southwest Kuskokwim Project area are currently part of a Master Earn-in Agreement with North Fork. The agreement was finalized and executed on March 28, 2011.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the main soil and rock chip anomalies as confirmation of previous work. In addition, two joiner claims were pegged to connect AKO with the adjacent Little Swift and Gold Creek claim blocks. In the future, assessment work will be combined for the larger AKO claim block. During 2011, North Fork revisited the area with an independent geo and re-sampled some of the higher grade rock chips from the previous year.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of rock chip sampling and prospecting. The project area is predominantly covered by a blanket of till, meaning outcrop is limited to where streams incise into the till layer and expose the underlying bedrock. During 2011, North Fork continued with rock chip sampling and prospecting, as well as completed a number of soil sampling traverses in an attempt to define drill targets for testing during 2012.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the drill core from the previous holes, in storage in Bethel, Alaska. A total of 26 samples were selected from intervals where anomalous Au had been reported.

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

BUCKSTOCK PROJECT

All the claims held under the Buckstock Project area are currently part of a Master Earn-in Agreement with North Fork. The agreement was finalized and executed on March 28, 2011.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the main soil anomaly and also completed stream sediment sampling surrounding the claim block. During 2011, North Fork planned to complete a detailed helimag survey over the claim block, but this was postponed after several attempts to complete the survey were curtailed by bad weather.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

Year	Quarter	High Closing	Low Closing
2010	First Quarter	$0.03	$0.02
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.03	$0.01
2011	First Quarter	$0.03	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.03	$0.01

Holders

As of February 17, 2012, there were approximately 736 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

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

All shares above were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2), and Rule 506 promulgated by the SEC, and Section 4(6) thereof, as a transaction by an issuer not involving any public offering. Each participant was an accredited investor at the time of the issuance. They delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of a restrictive legend upon the certificate representing their shares. They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. They represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the share purchase. No underwriting discounts or commissions were paid in connection with these transactions.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,622,907 through December 31, 2011. Another factor is that the Company has a negative current ratio of 0.17: 1 at December 31, 2011. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. Although the Company was able to increase its current ratio from 0.15: 1 at December 31, 2010 to 0.17: 1 at December 31, 2011, the Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

This agreement calls for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area and Buckstock Project area (“Projects”). The Projects consist of the Company’s exploration properties mentioned above. See “Note 5. Mineral Properties – North Fork Master Earn-in Agreement” to our consolidated financial statements for further details.

On September 6, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc. Currently, the Company and Gold Crown are conducting "due diligence". On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. The contributed funds were used to discharge Company debt, engage professionals to conduct "due diligence" and initiate procedures and actions with a view toward entering into a definitive business combination agreement.

Comparison of the Years Ended December 31, 2011 and December 31, 2010:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the year ended December 31, 2011 compared with the year ended December 31, 2010. These tables are provided to assist in assessing differences in our overall performance:

	The Year Ended
	December 31,	December 31,
	2011	2010	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Exploration expenditures	-	15,448	(15,448)	-100.0%
Settlement of drilling contract	-	-	-	0%
Abandonment of mineral lease	-	-	-	0%
Gain on sale of mineral lease	-	-	-	0%
Mineral lease option income	-	(30,000)	30,000	100.0%
Impairment of mineral properties
and royalty interest	-	-	-	0%
Impairment of investment in Golden
Lynx LLC	-	-	-	0%
Loss (gain) on disposal of equipment	-	(6,250)	6,250	100.0%
Legal and accounting expenses	54,435	21,936	32,499	148.2%
Directors' fees	2,000	-	2,000	100.0%
General and administrative	64,122	33,316	30,806	92.5%
TOTAL OPERATING EXPENSES	120,557	34,450	86,107	249.9%
LOSS FROM OPERATIONS	(120,557)	(34,450)	(86,107)	249.9%
Interest income	-	-	-	0%
Interest expense	-	-	-	0%
Gain on settlement of accounts payable	49,519	-	49,519	100.00%
TOTAL OTHER INCOME (EXPENSE)	-	-	-	0%
LOSS BEFORE TAXES	$(71,038)	$(34,450)	$(36,588)	$106.2%

Overview of Operating Results

Operating Expenses

The increase of $86,107 in operating expenses during the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to an increase in several aspects related to the Company executing a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc. and conducting "due diligence" in relation to that combination.

Exploration Expenditures and Mineral lease option income

Exploration expenditures were $15,448 for the year ended December 31, 2010 versus zero for the year ended December 31, 2011 for a decrease of $15,448. The decrease is entirely due to our joint venture partner paying for all exploration expenditures per the earn-in agreement. Also as a result of the earn-in agreement, the Company received a total of $30,000 during the year ended December 31, 2010 on the North Fork option versus zero in 2011. See “Note 5. Mineral Properties – North Fork Master Earn-in Agreement” to our consolidated financial statements for further details.

Gain on Settlement of Accounts Payable

The On September 6, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc. On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. A portion of the contributed funds were used to settle outstanding accounts payable for miscellaneous past services that totaled $63,019, including a related party payable for $36,000, for a settlement amount of only $13,500 resulting in a gain on the settlement of accounts payable in the amount of $49,519.

Gain on Disposal of Equipment

Gain on disposal of equipment was $6,250 for the year ended December 30, 2010 versus zero for the year ended December 31, 2011. In September 2010, we received $6,250 on the sale of previously expensed equipment and recorded a gain on the sale of $6,250.

Legal and Accounting Expenses

Legal and accounting expenses were $54,435 for the year ended December 31, 2011 versus $21,936 for the year ended December 31, 2010 for an increase of $32,499. The increase in 2011was primarily due to an extra $25,000 paid to a legal firm performing due diligence in connection with the proposed business combination with Gold Crown.

General and Administrative

General and Administrative expenses were $33,316 for the year ended December 31, 2010 versus $64,122 for the year ended December 31, 2011 for an increase of $30,806. The primary reason for the increase was due to an approximate $30,000 increase in 2011 in employee fees which were a result of increased time involved with the proposed business combination with Gold Crown.

Overview of Financial Position

At December 31, 2011, Gold Crest had cash of $24,167 and total current liabilities of $142,897. During the year ended December 31, 2011, we received a non-refundable $117,659 advance to the Company from Gold Crown mentioned above. We also received $9,000 on a non-brokered private placement offering in which we issued 900,000 shares at $0.01 per share.

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

Our cash balance at December 31, 2011 was $24,167 versus $10,814 at December 31, 2010. This increase is primarily due to the fact that during the year ended December 31, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. We also received $9,000 on a non-brokered private placement offering in which we issued 900,000 shares at $0.01 per share. The amount received was less than the amount of money spent on our daily operations.

Future Outlook

Based on the current market environment and our low share price it is not likely we will be able to raise enough money through a private placement of our common stock to fully implement our business plan.

We continue to proceed with our joint venture partner, North Fork, who continues to expend funds under the master earn-in agreement and just completed another season of exploration in the Company’s Southwest Kuskokwim Project area.

We are also continuing to work through our due diligence as part of the non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc. On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. We will be negotiating further advances to help maintain current operations while we conduct the due diligence.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2010 or 2011.

Off-Balance Sheet Arrangements

During the year ended December 31, 2011, the Company did not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	18
Financial Statements:

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	19
Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and for the period from inception, January 11, 2005 to December 31, 2011	20
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and from inception, January 11, 2005 to December 31, 2011	21
Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and for the period from inception January 11, 2005 to December 31, 2011	23
Notes to the Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gold Crest Mines, Inc.

We have audited the accompanying consolidated balance sheets of Gold Crest Mines, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Crest Mines, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 21, 2012

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,167	$10,814
Total Current Assets	24,167	10,814
Equipment, net of accumulated depreciation
of $3,255 and $2,572, respectively	159	841
Mineral properties	11,373	11,373
TOTAL ASSETS	$35,699	$23,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$12,858	$27,890
Accounts payable – related party	-	36,000
Accrued liabilities	12,380	6,298
Advances from Gold Crown (Note 6)	117,659	-
Total Current Liabilities	142,897	70,188

Total Liabilities	142,897	70,188

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,205,828 and 88,205,828 shares issued
and outstanding, respectively	89,206	88,206
Additional paid-in capital	9,426,503	9,416,503
Accumulated deficit during exploration stage	(9,622,907)	(9,551,869)
Total Stockholders' Equity (Deficit)	(107,198)	(47,160)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,699	$23,028
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
					From Inception
					January 11, 2005
		Years Ended			to
		December 31,		December 31,	December 31,
		2011		2010	2011

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		15,448	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Mineral lease option income		-		(30,000)	(30,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss (gain) on disposal of equipment		-		(6,250)	16,738
Legal and accounting expenses		54,435		21,936	580,585
Directors' fees		2,000		-	846,000
General and administrative		64,122		33,316	3,074,723
TOTAL OPERATING EXPENSES		120,557		34,450	9,729,048

LOSS FROM OPERATIONS		(120,557)		(34,450)	(9,729,048)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Interest expense		-		-	(22,560)
Gain on settlement of accounts payable		49,519		-	49,519
TOTAL OTHER INCOME (EXPENSE)		49,519		-	106,141

LOSS BEFORE INCOME TAXES		(71,038)		(34,450)	(9,622,907)
INCOME TAXES		-		-	-

NET LOSS		$(71,038)		$(34,450)	$(9,622,907)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		88,857,202		86,508,842

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

					Accumulated
					Deficit
	Common Stock		Additional	Common	During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
Balances, January 11, 2005 and
December 31, 2005	-	$ -	$ -	$ -	$ -	$ -

Issuance of Common Stock:
for cash, pre-merger
at $0.004 per share	37,500,000	37,500	112,500	-	-	150,000
In connection with reverse
merger (Note 1)	14,600,100	14,600	(7,144)	-	-	7,456
for cash, post-merger
at $0.30 per share	10,797,062	10,797	2,887,910	-	-	2,898,707
for interest at $0.30 per share	41,667	42	12,458	-	-	12,500
for share-based compensation
at $0.59 and $0.63 per share	1,800,000	1,800	1,064,200	-	-	1,066,000
Stock options granted
at $0.30 per share	-	-	72,000	-	-	72,000
Net loss for year ended
December 31, 2006	-	-	-	-	(1,845,103)	(1,845,103)
Balances, December 31, 2006	64,738,829	$ 64,739	$ 4,141,924	$ -	$ (1,845,103)	$ 2,361,560

Issuance of Common Stock:
for directors fees between
$0.53 and $0.54 per share	400,000	400	213,600	-	-	214,000
for share-based compensation
at $0.28 per share	50,000	50	13,950	-	-	14,000
for cash at $0.30 per share	7,529,999	7,530	2,251,470	-	-	2,259,000
for brokerage fees	-	-	(77,335)	-	-	(77,335)
for cash at $0.20 per share
with warrants attached	4,035,000	4,035	802,965	-	-	807,000
for common stock issuable
at $0.20 per share with
warrants attached	662,500	663	131,837	-	-	132,500
for common stock subscribed	-	-	-	(132,500)	-	(132,500)
Stock options granted
at $0.28 and $0.53 per share	-	-	1,032,772	-	-	1,032,772
Net Loss for the year ended
December 31, 2007	-	-	-	-	(5,602,077)	(5,602,077)
Balances, December 31, 2007	77,416,328	$ 77,417	$ 8,511,183	$ (132,500)	$ (7,447,180)	$ 1,008,920

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Continued)
					Accumulated
	Common Stock		Additional	Common	Deficit During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
Balances, December 31, 2007	77,416,328	$ 77,417	$ 8,511,183	$ (132,500)	$ (7,447,180)	$ 1,008,920

Stock warrants:
Exercised at $0.30 per share	300,000	300	89,700	-	-	90,000
Stock options:
for share-based compensation
at $0.28 per share	-	-	121,089	-	-	121,089
Issuance of Common Stock:
for directors fees at
$0.10 per share	400,000	400	39,600	-	-	40,000
for services at $0.10 per share	100,000	100	9,900	-	-	10,000
for cash ranging from $0.05
to $0.15 per share	5,666,667	5,666	594,334	-	-	600,000
for common stock subscribed	-	-	-	111,300	-	111,300
Forgiveness of remaining
common stock subscribed	(106,000)	(106)	(21,094)	21,200	-	-
Net loss for year ended
December 31, 2008	-	-	-	-	(1,898,724)	(1,898,724)
Balances, December 31, 2008	83,776,995	$ 83,777	$ 9,344,712	$ -	$ (9,345,904)	$ 82,585

Stock options:
for share-based compensation
at $0.28 per share	-	-	13,355	-	-	13,355
Issuance of Common Stock:
for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000
for cash at $0.03 per share	928,833	929	26,936	-	-	27,865
Net loss for year ended
December 31, 2009	-	-	-	-	(171,515)	(171,515)
Balances, December 31, 2009	85,705,828	$ 85,706	$ 9,394,003	$ -	$ (9,517,419)	$ (37,710)

Issuance of Common Stock:
for cash at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Net loss for year ended
December 31, 2010	-	-	-	-	(34,450)	(34,450)
Balances, December 31, 2010	88,205,828	$ 88,206	$ 9,416,503	$ -	$ (9,551,869)	$ (47,160)

Issuance of Common Stock:
for directors fees at
$0.02 per share	100,000	100	1,900	-	-	2,000
for cash at $0.01 per share	900,000	900	8,100	-	-	9,000
Net loss for year ended
December 31, 2011	-	-	-	-	(71,038)	(71,038)
Balances, December 31, 2011	89,205,828	$ 89,206	$ 9,426,503	$ -	$ (9,622,907)	$ (107,198)
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
	Year Ended	Year Ended	From Inception
	December 31,	December 31,	January 11, 2005 to
	2011	2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,038)	$(34,450)	$(9,622,907)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	682	683	53,034
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	2,000	-	1,216,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	-	(6,250)	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Loss (gain) on settlement of accounts payable	(49,519)	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	12,974	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	4,569	(6,324)	104,586
Advances from Gold Crown (Note 6)	117,659	-	117,659
Net cash used by operating activities	4,353	(33,367)	(5,842,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	6,250	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	-	6,250	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	9,000	25,000	6,708,343
Net cash provided by financing activities	9,000	25,000	6,909,643

Net change in cash and cash equivalents	13,353	(2,117)	24,167
Cash and cash equivalents, beginning of period	10,814	12,931	-
Cash and cash equivalents, end of period	$24,167	$10,814	$24,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	11,373	11,373
Note receivable forgiven in connection
with settlement agreement	-	-	120,000
Equipment relinquished in connection
with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of December 31, 2011 and 2010.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At December 31, 2011 and 2010, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At December 31, 2011 and 2010, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using the straight line method over five to seven years. Maintenance and repairs are charged to operations as incurred. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2011 and 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that have been established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

For operating properties the Company will recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis. Reclamation costs will be accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,622,907 through December 31, 2011. Another factor is that the Company has a negative current ratio of 0.17: 1 at December 31, 2011. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company believes it will only need an estimated $50,000 to $100,000 to continue operations through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully maintain a joint venture on our Alaska properties and the Company’s future personnel requirements.

NOTE 4.  Equipment

During the year ended December 31, 2011, the Company had no transactions relating to equipment:

During the year ended December 31, 2010, the Company had the following transactions relating to equipment:

•

In September 2010, the Company received $6,250 on the sale of previously written off assets and recorded a gain on the sale of $6,250

NOTE 5.  Mineral Properties

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The following is a summary of the Company’s mineral properties in Alaska.

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at December 31, 2011	Carrying Value at December 31, 2010
Southwest Kuskokwim Project
AKO	45	7,200	$ -	$ -
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
Gold Creek	12	1,920	1,090	1,090
Little Swift	14	2,240	1,271	1,271
Gosson Valley	2	320	182	182
TOTAL Southwest Kuskokwim Project	230	35,240	$ 11,373	$ 11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	$ -	$ -

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the States of Alaska to hold these claims in good standing. The annual work commitment and annual fees were fulfilled and all necessary fees and filings have been made for the season ending September 30, 2011. The commitments and annual assessments for 2012 will be due no later than November 30, 2012. See “Note 11. Commitments and Contingencies”.

North Fork Option Master Earn-in Agreement

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

Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010 which was recorded as a deposit on option agreement, for the exclusive right to explore the claims up until October 31, 2010. During the option period, North Fork agreed to meet the minimum annual expenditure requirements on the claims for the period up to September 1, 2010. Following the expiration of the option on October 31, 2010, North Fork had 30 days to notify the Company of its decision to exercise its option to purchase and/or earn into any or all of the claim groups.

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

The total of the two payments of $30,000 received from North Fork was recognized as income during the year ended December 31, 2010.

On March 28, 2011 the Master Earn-In agreement (“the Agreement”) with North Fork was executed which maintained the same terms as the originals terms.

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

NOTE 6.  Advances from Gold Crown

On September 7, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc (“Gold Crown”). Currently, the Company and Gold Crown are conducting due diligence. On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. The funds were used for the following:

•

to settle outstanding accounts payable for past services that totaled $63,019 for a settlement amount of only $13,500 resulting in a gain on the settlement of accounts payable in the amount of $49,519

•

engage professionals to conduct due diligence

•

and initiate procedures and actions with a view toward entering into a definitive business combination agreement.

The Company recorded the advances as a current liability as management believes that while no explicit agreement exists requiring the Company to return the advances if a business combination does not take place, there may be an implied obligation for the Company to perform certain actions and activities in connection with the ultimate determination of whether or not a business combination will take place. In the event that a business combination does not take place with Gold Crown, the Company will recognize the advances in its statement of operations.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 7.  Common Stock and Common Stock Warrants

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

During the year ended December 31, 2011, the Company had the following issuances of common stock:

On February 22, 2011 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.01 per share for a maximum of $25,000 in proceeds. The private placement closed on June 30, 2011 and at such time the Company issued 900,000 shares raising a total of $9,000. The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

On April 22, 2011 the Company issued 100,000 shares of common stock to a newly appointed director valued at $2,000.

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

Common Stock Warrants

There was no warrant activity during 2011 and none were outstanding at December 31, 2011 or 2010.

NOTE 8.  Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock is entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs. The authorized but un-issued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion have the power to determine the preferences, limitations, and relative rights of each series of Preferred Stock within the limits set forth in the Nevada Business Corporation Act. At December 31, 2011, no preferred stock has been issued.

NOTE 9.  Stock Based Compensation

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees. As of December 31, 2011, the remaining number of shares available for issuance under the 2007 Stock Plan was 6,170,000.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Stock Options

During the years ended December 31, 2011 and 2010, the Company did not issue any new options under the 2007 Stock Plan. No options expired or were forfeited during that same period.

The following is a summary of stock option activity from January 1, 2009 to December 31, 2011:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2009	5,280,000	$ 0.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding and exercisable at December 31, 2011	5,280,000	$ 0.52

The 5,280,000 shares under options at December 31, 2011 have expiration dates ranging as follows: 5,000,000 expire on June 18, 2012 and 280,000 expire on September 11, 2012. At December 31, 2011 the fully vested stock options have no intrinsic value due to the fact that the option exercise prices are greater than the market price on that date.

NOTE 10.  Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2011 and 2010.

At December 31, 2011 and 2010, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2011 and December 31, 2010. The significant components of the deferred tax asset at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Deferred tax asset
Net operating loss carry forward	$1,843,000	$1,709,000
Exploration costs and other	832,000	942,000
Stock based compensation	397,000	397,000
	3,072,000	3,048,000
Deferred tax asset valuation allowance	(3,072,000)	(3,048,000)
Net deferred tax asset	$—	$—

At December 31, 2011 and 2010 the Company had net operating loss carry forwards of approximately $5,421,000 and $5,028,000 respectively, which expire in the years 2022 through 2031.

The income tax benefit shown in the consolidated financial statements for the years ended December 31, 2011 and 2010 differs from the federal statutory rate as follows:

	December 31, 2011	December 31, 2010
Benefit at federal statutory rate	$24,000	$(11,900)
Increase in valuation allowance	(24,000)	11,900
Total provision	$0	$0

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.

We have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2009 through 2011 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 11.  Related Party Transactions

During the year ended December 31, 2011, the following related party transaction occurred:

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for professional services to be rendered to the Company. The agreement was for $3,000 per month for twenty-one months ending February 2009. At December 31, 2010 the total outstanding payable due Mrs. Duval was $36,000. In connection with the advance from Gold Crown Inc. (See note 6) an agreement was reached with Mrs. Duval to settle the $36,000 outstanding balance due her for $10,000.

NOTE 12.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land. Annual rental payments in the amount of $65,975 for these claims are due by November 30, 2012. If these rental payments are not paid by the due date, the claims will be considered abandoned. The annual rental payments that were due on November 30, 2011 were paid in full by the Company’s joint venture partner.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined. The labor year for the claims begins on September 1 and ends the following September 1. The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the amount of $105,700 by September 1, 2012 with the possibility, depending on any qualified carry-over amounts that can be applied to the labor year ending September 1, 2012 on certain claim groups, will need to be performed by the September 1, 2012 deadline. If these labor requirements are not met by the due date, the claims will be considered abandoned. The annual work commitments and annual fees were fulfilled and all necessary fees and filings were made by the Company’s joint venture partner for the season ending September 30, 2011. The commitments and annual assessments for 2012 will be due no later than November 30, 2012.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2011, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, for a company of our size, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides the names, positions and ages of our directors and officers:

Name

Age

Position

John P. Ryan

49

Chief Executive Officer and Director

Terrence J. Dunne(1)

63

President and Director

Robert O’Brien(1)

77

Director

Daniel R. McKinney Sr.

62

Director

Matthew J. Colbert

43

Chief Financial Officer, Secretary/Treasurer and Director

_____________________

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

Terrence J. Dunne.  Mr. Dunne was appointed as President of the Company on December 16, 2009. Mr. Dunne has served as a director of the Company since 2006 and up until December 16, 2009 he had also served as the Company’s Secretary/Treasurer. For more than the past six years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations. Mr. Dunne is currently serving as a director of Gambit Energy, Inc. which trades on the OTCBB. Mr. Dunne received a degree in Business Administration from Gonzaga University in 1970. He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984.

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

Matthew J. Colbert.  Mr. Colbert has served as the Chief Financial Officer of the Company since December 2007. Mr. Colbert was appointed as Secretary/Treasurer of the Company on December 16, 2009 and on April 22, 2011 he was appointed as a director of the Company. Mr. Colbert has over thirteen years of experience in public and corporate accounting. He has a Bachelor of Science degree in Accounting from the University of Idaho and is licensed as a Certified Public Accountant in the State of Washington. Before being appointed CFO, Mr. Colbert had been the Controller of the Company since August 2007. Most recently, Mr. Colbert Served as Chief Financial Officer and President of Lifestream Technologies, Inc., a publicly traded company. Lifestream Technologies, Inc. was a leading supplier of cholesterol monitors. Mr. Colbert also served on Lifestream’s Board of Directors. Earlier in his career, Mr. Colbert served as a Business Assurance Associate in the audit department of PricewaterhouseCoopers, LLP, an international accounting and consulting firm.

Audit Committee

As of December 31, 2011 Terrence Dunne and Robert O’Brien now comprise the Company’s Audit Committee. The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics. The Board of Directors has determined that Terrence Dunne meets the SEC definition of an “audit committee financial expert”.

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

Compensation Committee

The entire board of directors comprises the Company’s Compensation Committee. Mr. McKinney and Mr. O’Brien are independent members of that Committee. The Compensation Committee is responsible for setting the compensation for the officers and the other agents and employees of the corporation. The Committee may delegate the authority to set the compensation of the officers, agents, and employees to the President. No officer may be prevented from receiving compensation as an officer solely because the officer is also a director of the corporation. The Committee shall fix the amount or salary to be paid to each director for service as a director or for attendance at each meeting of the Board. Salary or payment for service as a director shall not preclude a director from serving the corporation in any other capacity or from receiving compensation for service in that other capacity.

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

During 2011, certain of our directors and executive officers who own our stock filed Forms 3, 4 or 5 with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. During 2011 all such filings by our officers and directors were made timely.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2011 and 2010, compensation paid to our Chief Executive Officer, Chief Financial Officer and President (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 and 2010

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
John P. Ryan (1)	2011	—	—	—	—
Chief Executive Officer	2010	—	—	—	—

Terrence J. Dunne (2)	2011	$ 28,400	—	—	$ 28,400
President	2010	—	—	—	—

Matt J. Colbert (3)	2011	$ 25,850	$ 2,000	—	$ 24,850
Chief Financial Officer	2010	$ 24,000	—	—	$ 24,000

_______

 (1)

 Mr. Ryan was appointed Chief Executive Officer and President on November 13, 2008 and Director on June 5, 2008.  Mr. Ryan later resigned as President on December 16, 2009.  Mr. Ryan receives no compensation for his role as CEO or when he served as President.

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

Director Compensation

On April 22, 2011 the Company issued 100,000 shares of common stock to Matt J. Colbert, CFO and a newly appointed director valued at $2,000.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 17, 2012 regarding the ownership of our Common Stock by:

•       each person who is known by us to own more than 5% of our shares of common stock;

•       each of our named executive officers and directors; and

•       all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 89,205,828 shares of common stock outstanding as of February 17, 2012.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following February 17, 2012 subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
John P. Ryan 301 Central Ave., Apt. 384, Hilton Head, SC 29926	3,535,000	3.96%
Robert W. O’Brien 1511 S. Riegel Ct., Spokane, WA 99212	3,223,935	3.61%
Terrence J. Dunne(1) 1224 W. Riverside Ave., Apt 1006 Spokane, WA 99201	10,279,585	11.33%
Daniel R. McKinney Sr. 607 S. Government Way, Spokane, WA 99224	1,400,000	1.57%
Matt J. Colbert(2) 724 E. Metler Lane, Spokane, WA 99218	225,000	0.25%
Total of all executive officers and directors (5 individuals) (3)	18,663,520	20.55%

Cougar Gold LLC(4) 1700 Lincoln St., Ste 2600, Denver, CO 80203	5,666,667	6.35%
Tony Alford(5) 7040 Interlaken Dr., Kernersville, NC 27284	5,301,440	5.94%

__________________________________________________

(1)

Includes 1,500,000 shares issuable upon the exercise of vested options.

(2)

Includes 125,000 shares issuable upon the exercise of vested options.

(3)

Includes 1,625,000 shares issuable upon the exercise of vested options.

(4)

Cougar Gold LLC is a 5% or greater shareholder. The shares were verified by the schedule 13G filed with the Securities and Exchange Commission on June 16, 2008 and a shareholder of record report dated February 17, 2012 obtained from Columbia Stock Transfer Company.

(5)

Mr. Alford is not an Officer or Director of the Company but is a 5% or greater shareholder.  The shares were verified by a shareholder of record report dated February 17, 2012 obtained from Columbia Stock Transfer Company.

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information with respect to our equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2007 Stock Plan	5,280,000	$0.52	6,170,000	(1)
Total	5,280,000	$0.52	6,170,000

________________

(1)    The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2011 and 2010, and through the date of this report, the following related transactions occurred:

During the year ended December 31, 2011, the following related transactions occurred:

On June 1, 2007, the Company entered into a twenty-one month consulting agreement with Janice Duval, the wife of Frank Duval, who, up until November 3, 2009, was a greater than 5% shareholder, for professional services to be rendered to the Company. The agreement was for $3,000 per month for twenty-one months ending February 2009. At December 31, 2010 the total outstanding payable was $36,000. In October of 2011, a settlement agreement was reached with Janice Duval whereas it was agreed to by both parties to settle the $36,000 outstanding balance for a one-time settlement payment in the amount of $10,000. The $10,000 settlement was made on October 19th resulting in a gain of $26,000 on the settlement of debt.

During the year ended December 31, 2010 there were no related transactions.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q were $26,500 and $18,500, respectively.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

The Company’s auditors billed $2,500 and $2,500 for professional services for tax compliance, tax advice and tax planning for fiscal 2011 and 2010, respectively.

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

3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation 8/14/2006. Filed as Exhibit 3.8 with the Company’s 10-SB12G on January 8, 2007.
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. 7/28/2006. Filed as Exhibit 3.9 with the Company’s 10-SB12G on January 8, 2007.
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. 1/11/2005. Filed as Exhibit 3.10 with the Company’s 10-SB12G on January 8, 2007.
3.11	Amended Bylaws adopted September 12, 2007. Filed as Exhibit 3.11 with the Company’s 10-KSB on March 26, 2008.
10.1	Employment Contract of Thomas H. Parker. Filed as Exhibit 10a with the Company’s 10-SB12G/A on August 6, 2007. Filed as Exhibit 3.11 with the Company’s 10-KSB on March 26, 2008.
10.2	Employment Contract of Chris Dail. Filed as Exhibit 10 with the Company’s 10-SB12G on January 8, 2007.
10.3

AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation. Filed as Exhibit 10.7 with the Company’s 10-Q on August 11, 2008.

10.4

Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation. Filed as Exhibit 10.8 with the Company’s 10-Q on August 11, 2008.

10.5

Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation. Filed as Exhibit 10.9 with the Company’s 10-Q on August 11, 2008.

10.6	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig. Filed as Exhibit 10.3 with the Company’s 10-KSB on March 26, 2008.
10.7

Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig. Filed as Exhibit 10.4 with the Company’s 10-KSB on March 26, 2008.

10.8

Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation. Filed as Exhibit 10.5 with the Company’s 10-Q on August 11, 2008.

10.9	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC. Filed as Exhibit 10.6 with the Company’s 10-Q on August 11, 2008.
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval. Filed as Exhibit 10.9 with the Company’s 10-K on March 25, 2009.
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC. Filed as exhibit 10.1 with the Company’s 10-Q on May 18, 2011.
14	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008. Filed as Exhibit 14.1 with the Company’s 8-K on March 3, 2008.
21	Subsidiaries of the Issuer. Filed as Exhibit 21 with the Company’s 10-SB12G on January 8, 2007.
99	Gold Crest Mines, Inc., 2007 Stock Plan. Filed as Exhibit 99 with the Company’s 10-SB12G/A on August 6, 2007.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith.
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350. Filed herewith
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350. Filed herewith
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 28, 2012.

GOLD CREST MINES, INC.

By:  /s/ John P. Ryan

John P. Ryan

Chief Executive Officer

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2012.

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

42