Form 10-Q
period 2012-03-31
GOLD CREST MINES INC
filed 2012-05-15
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

❑

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒NO  ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ❑   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	❑		Accelerated filer	❑
Non-accelerated filer	❑	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❑  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

At May 10, 2012, 89,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$516	$24,167
Total Current Assets	516	24,167
Equipment, net of accumulated depreciation
of $3,418 and $3,255, respectively	-	159
Mineral properties	11,373	11,373
TOTAL ASSETS	$11,889	$35,699

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$31,417	$12,858
Accrued liabilities	15,610	12,380
Advances from Gold Crown (Note 6)	117,659	117,659
Total Current Liabilities	164,686	142,897

Total Liabilities	164,686	142,897

Commitments and contingencies (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,205,828 and 89,205,828 shares issued
and outstanding, respectively	89,206	89,206
Additional paid-in capital	9,426,503	9,426,503
Accumulated deficit during exploration stage	(9,668,506)	(9,622,907)
Total Stockholders' Deficit	(152,797)	(107,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,889	$35,699

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended			From Inception
		March 31,		March 31,	January 11, 2005 to
		2012		2011	March 31, 2012

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Mineral lease option income		-		-	(30,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss (gain) on disposal of equipment		-		-	16,738
Legal and accounting expenses		29,244		9,422	609,829
Directors' fees		-		-	846,000
General and administrative		16,355		9,688	3,091,078
TOTAL OPERATING EXPENSES		45,599		19,110	9,774,647

LOSS FROM OPERATIONS		(45,599)		(19,110)	(9,774,647)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Interest expense		-		-	(22,560)
Gain on settlement of accounts payable		-		-	49,519
TOTAL OTHER INCOME (EXPENSE)		-		-	106,141

LOSS BEFORE INCOME TAXES		(45,599)		(19,110)	(9,668,506)
INCOME TAXES		-		-	-

NET LOSS		$(45,599)		$(19,110)	$(9,668,506)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		89,205,828		88,239,161

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months	Three Months	From Inception
	Ended	Ended	January 11, 2005 to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,599)	$(19,110)	$(9,668,506)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	159	171	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	-	1,216,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Loss (gain) on settlement of debt	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	21,789	-	126,375
Advances from Gold Crown (Note 6)	-	9,382	117,659
Net cash used by operating activities	(23,651)	(9,557)	(5,866,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	3,000	6,708,343
Net cash provided by financing activities	-	3,000	6,909,643

Net change in cash and cash equivalents	(23,651)	(6,557)	516
Cash and cash equivalents, beginning of period	24,167	10,814	-
Cash and cash equivalents, end of period	$516	$4,257	$516

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at March 31, 2012 may not be indicative of December 31, 2012.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of March 31, 2012 and December 31, 2011.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At March 31, 2012 and December 31, 2011, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At March 31, 2012 and December 31, 2011, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,668,506 through March 31, 2012.  Another factor is that the Company has a negative current ratio of 0.003: 1 at March 31, 2012.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company believes it will only need an estimated $150,000 to $200,000 to continue operations through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully maintain a joint venture on our Alaska properties and the Company’s future personnel requirements.

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

The following is a summary of the Company’s mineral properties in Alaska.

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at March 31, 2011	Carrying Value at December 31, 2011
Southwest Kuskokwim Project
AKO	45	7,200	$ -	$ -
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
Gold Creek	12	1,920	1,090	1,090
Little Swift	14	2,240	1,271	1,271
Gosson Valley	2	320	182	182
TOTAL Southwest Kuskokwim Project	230	35,240	$ 11,373	$ 11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	$ -	$ -

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the States of Alaska to hold these claims in good standing. The annual work commitment and annual fees were fulfilled and all necessary fees and filings have been made for the season ending September 30, 2011. The commitments and annual assessments for 2012 will be due no later than November 30, 2012. See “Note 7. Commitments and Contingencies”.

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

During the three months ended March 31, 2012 the Company did not have any issuances of common stock.

During the three months ended March 31, 2011 the Company had the following issuances of common stock:

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

NOTE 6.  Advances from Gold Crown

On September 7, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc (“Gold Crown”). Although the original letter of intent has expired, we continue to negotiate with Gold Crown in good faith.  Currently, the Company is awaiting word from Gold Crown as to their financing activities and all due diligence is on hold. On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. The funds were used for the following:

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,668,506 through March 31, 2012.  Another factor is that the Company has a negative current ratio of 0.003: 1 at March 31, 2012.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. Although the Company was able to increase its current ratio from 0.15: 1 at December 31, 2010 to 0.17: 1 at December 31, 2011, the Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

This agreement calls for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area and Buckstock Project area (“Projects”). The Projects consist of the Company’s exploration properties mentioned above. See “Note 4. Mineral Properties – North Fork Option Master Earn-in Agreement” to our consolidated financial statements for further details.

On September 6, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc.  Although the original letter of intent has expired, we continue to negotiate with Gold Crown in good faith.  Currently, the Company is awaiting word from Gold Crown as to their financing activities and all due diligence is on hold.   On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. The contributed funds were used to discharge Company debt, engage professionals to conduct "due diligence" and initiate procedures and actions with a view toward entering into a definitive business combination agreement.

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

Our cash balance at March 31, 2012 was $516 versus $24,167 at December 31, 2011. This decrease is primarily due to the fact that during the last quarter of 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. We have not yet received any new funds since that time and continued to pay liabilities.

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

We have currently put our due diligence on hold as part of the non-binding letter of intent to enter into a business combination transaction with Gold Crown, Inc.  Although the original letter of intent has expired, we continue to negotiate with Gold Crown in good faith.  On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. Currently, the Company is awaiting word from Gold Crown as to their financing activities and we will continue to try and negotiate further advances to help maintain current operations while the due diligence is on hold.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011:

The following table sets forth certain information regarding the components of our Consolidated Statements of Operations for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The table is provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	March 31,	March 31,
	2012	2011	$ Change	% Change
REVENUES	$-	$-	$-	$0%
OPERATING EXPENSES:
Exploration expenditures	-	-	-	0%
Settlement of drilling contract	-	-	-	0%
Abandonment of mineral lease	-	-	-	0%
Gain on sale of mineral lease	-	-	-	0%
Mineral lease option income	-	-	-	0%
Impairment of mineral properties
and royalty interest	-	-	-	0%
Impairment of investment in Golden
Lynx LLC	-	-	-	0%
Loss (gain) on disposal of equipment	-	-	-	0%
Legal and accounting expenses	29,244	9,422	19,822	210.4%
Directors' fees	-	-	-	0%
General and administrative	16,355	9,688	6,667	68.8%
TOTAL OPERATING EXPENSES	45,599	19,110	26,489	138.6%
LOSS FROM OPERATIONS	(45,599)	(19,110)	(26,489)	138.6%
Interest income	-	-	-	0%
Interest expense	-	-	-	0%
Gain on settlement of accounts payable	-	-	-	0%
TOTAL OTHER INCOME (EXPENSE)	-	-	-	0%
LOSS BEFORE TAXES	$(45,599)	$(19,110)	$(26,489)	$138.6%

Overview of Operating Results

Operating Expenses

The increase of $26,489 in operating expenses during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was a result of increased payroll expenses for increased work load for the three months ended March 31, 2012 and primarily due to the increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. See “Note 6. Advances from Gold Crown” to our consolidated financial statements for further details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

None.

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

Date:  May 14, 2012

By:  /s/ John P. Ryan

John P. Ryan

CEO

(Principal Executive Officer)

Date:  May 14, 2012

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)