Form 10-Q
period 2012-06-30
GOLD CREST MINES INC
filed 2012-08-14
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 10, 2012, 89,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

16

ITEM 4.  CONTROLS AND PROCEDURES

16

PART II – OTHER INFORMATION

17

ITEM 5.  OTHER INFORMATION.

17

ITEM 6.  EXHIBITS

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD CREST MINES, INC. (AN EXPLORATION STAGE COMPANY) Consolidated Balance Sheets
	June 30,	December 31,
	2012	2011

ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$55	$24,167
Total Current Assets	55	24,167
Equipment, net of accumulated depreciation of $3,413 and $3,255, respectively	-	159
Mineral properties	11,373	11,373
TOTAL ASSETS	$11,428	$35,699

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$34,153	$12,858
Accrued liabilities	28,527	12,380
Advances from Gold Crown (Note 6)	-	117,659
Total Current Liabilities	62,680	142,897

Total Liabilities	62,680	142,897

Commitments and contingencies (Note 7)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 89,205,828 and 89,205,828 shares issued and outstanding, respectively	89,206	89,206
Additional paid-in capital	9,426,503	9,426,503
Accumulated deficit during exploration stage	(9,566,961)	(9,622,907)
Total Stockholders' Deficit	(51,252)	(107,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,428	$35,699

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
		Three Months Ended				Six Months Ended			From Inception
		June 30,		June 30,		June 30,		June 30,	January 11, 2005
		2012		2011		2012		2011	to June 30, 2012
REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-		-		-	4,352,387
Settlement of drilling contract		-		-		-		-	161,813
Abandonment of mineral lease		-		-		-		-	83,600
Gain on sale of mineral lease		-		-		-		-	(16,875)
Mineral lease option income		-		-		-		-	(30,000)
Impairment of mineral properties and royalty interest		-		-		-		-	616,875
Impairment of investment in Golden Lynx LCC		-		-		-		-	43,202
Loss (gain) on disposal of equipment		-		-		-		-	16,738
Legal and accounting expenses		2,217		1,948		31,461		11,370	612,046
Directors' fees		-		2,000		-		2,000	846,000
General and administrative		13,897		7,450		30,252		17,138	3,104,975
TOTAL OPERATING EXPENSES		16,114		11,398		61,713		30,508	9,790,761

LOSS FROM OPERATIONS		(16,114)		(11,398)		(61,713)		(30,508)	(9,790,761)

OTHER INCOME (EXPENSE):
Interest income		-		-		-		-	79,182
Gain realized from advances from Gold Crown (Note 6)		117,659		-		117,659		-	117,659
Interest expense		-		-		-		-	(22,560)
Gain on settlement of accounts payable		-		-		-		-	49,519
TOTAL OTHER INCOME (EXPENSE)		117,659		-		117,659		-	223,800

INCOME (LOSS) BEFORE TAXES		101,545		(11,398)		55,946		(30,508)	(9,566,961)
INCOME TAXES		-		-		-		-	-
NET INCOME (LOSS)		$ 101,545		$ (11,398)		$55,946		$(30,508)	$(9,566,961)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		89,205,828		88,764,524		89,205,828		88,504,723

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months	Six Months	From Inception
	Ended	Ended	January 11, 2005 to
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55,946	$(30,508)	$(9,566,961)
Adjustments to reconcile net loss to net income (loss) to net cash used by operating activities:
Depreciation	159	341	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	2,000	1,216,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown (Note 6)	(117,659)	-	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Loss (gain) on settlement of debt	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	37,442	10,316	142,028
Advances from Gold Crown (Note 6)	-	-	117,659
Net cash used by operating activities	(24,112)	(17,851)	(5,866,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	9,000	6,708,343
Net cash provided by financing activities	-	9,000	6,909,643

Net change in cash and cash equivalents	(24,112)	(8,851)	55
Cash and cash equivalents, beginning of period	24,167	10,814	-
Cash and cash equivalents, end of period	$55	$1,963	$55

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
The accompanying notes are an integral part of these consolidated financial statements.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at June 30, 2012 may not be indicative of December 31, 2012.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of June 30, 2012 and December 31, 2011.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At June 30, 2012 and December 31, 2011, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net income (loss) per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At June 30, 2012, the common stock equivalents consisted of 280,000 options exercisable at $0.28 per share.  At December 31, 2011, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,566,961 through June 30, 2012.  Another factor is that the Company has a negative current ratio of 0.0003: 1 at June 30, 2012.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The Company believes it will need an estimated $150,000 to $200,000 to continue operations through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully maintain a joint venture on our Alaska properties and the Company’s future personnel requirements.

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

The following is a summary of the Company’s mineral properties in Alaska.

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at June 30, 2011	Carrying Value at December 31, 2011
Southwest Kuskokwim Project
AKO	45	7,200	$ -	$ -
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
Gold Creek	12	1,920	1,090	1,090
Little Swift	14	2,240	1,271	1,271
Gosson Valley	2	320	182	182
TOTAL Southwest Kuskokwim Project	230	35,240	$ 11,373	$ 11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	$ -	$ -

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

(Unaudited)

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

Afranex Terms sheet

On June 5, 2012, the Company, through its wholly owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”) signed a Terms Sheet with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork Resources Pty Ltd., which sets out the terms on which Afranex agrees to acquire 100% of the shares in Kisa.  Kisa’s only assets include the Company’s Southwest Kuskokwim Project area which consists of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel covering approximately 35,240 acres of State of Alaska-owned lands in 7 claim groups known as Kisa, Luna, AKO, GL, Little Swift, Gold Creek and Gossan Valley, all located within the Kuskokwim Mineral Belt.

The following is a breakdown of the main details of the Terms Sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000, and

b.

15,000,000 fully paid ordinary shares in the capital of Afranex at an issue price of $0.20 per share (Consideration Shares).

The Consideration Shares will be issued subject to any trading restrictions as imposed by the Australian Securities Exchange (ASX) and in any event for a minimum of 12 months after the official quotation of the shares in Afranex on ASX.

2.

Completion of the Acquisition is conditional on the satisfaction (or waiver by the parties) of the following conditions precedent:

a.

completion of due diligence by Afranex on Kisa’s exploration and mining claims, business and operations, to the satisfaction of Afranex;

b.

the approval of the board of Afranex;

c.

the approval of the shareholders of Gold Crest; and

d.

Afranex receiving a letter from ASX which grants conditional approval for its shares to be granted official quotation on ASX, on terms acceptable to Afranex and Afranex completing the raising of capital under a Prospectus to be filed with the Australian Securities and Investments Commission.

If the conditions set out above are not satisfied (or waived by the parties) on or before September 30, 2012, the agreement constituted by this Terms Sheet will be at end and the parties will be released from their obligations under the Terms Sheet.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

3.

Settlement of the Acquisition will occur on that date which is five business days of satisfaction (or waiver) of the conditions precedent.  At settlement:

a.

Afranex shall make payment of the sum of $100,000 and issue the Consideration Shares to Gold Crest;

b.

Gold Crest must deliver or cause to be delivered to Afranex:

i.

share certificates in respect of the Kisa Shares (which may include the shares issued on capitalization of the intercompany loans);

ii.

separate instruments of transfer in registrable form for the Kisa Shares in favor of Afranex (as transferee) which have been duly executed by Gold Crest;

iii.

evidence to the satisfaction of Afranex that all liabilities of Kisa (including the intercompany loans) have been settled; and

iv.

place Afranex in effective possession and control of Kisa, including undertaking the appointment of the nominees of Afranex to the board of Kisa, the delivery of signed resignations of the existing directors of Kisa and the delivery of the company records of Kisa to Afranex.

4.

Due Diligence Information:

In order for Afranex to complete the due diligence on the mining and exploration claims, business and operations of Kisa, Afranex will require access to all relevant information and Gold Crest will provide the necessary documentation to Afranex on request.

5.

Formal Agreement:

Notwithstanding the fact that this Terms Sheet is legally binding on the Parties, Afranex and Gold Crest agree to enter into a formal share sale and purchase agreement to more fully document the terms of the Acquisition (to be prepared by Afranex’s solicitors) which shall be on terms acceptable to Kisa and Afranex (acting reasonably) and which shall be consistent with the terms set out in this Terms Sheet.

The formal agreement will include detailed warranties and representations given by: Gold Crest, in respect of the Kisa Shares, Kisa in its own right, including ownership of its exploration and mining claims (and material agreements relating to those claims), the financial position of Kisa and other warranties usual in an agreement of this nature; and Afranex, in respect of the status of Afranex pre and post listing on ASX and other warranties usual in an agreement of this nature.

NOTE 5.  Common Stock and Stock Options

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

During the six months ended June 30, 2012 the Company did not have any issuances of common stock.

During the six months ended June 30, 2011 the Company had the following issuances of common stock:

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

(Unaudited)

Stock Options

During the six months ended June 30, 2012, the Company had 5,000,000 stock options expire with an exercise price of $0.53.  These options had been granted on June 19, 2007 to members of the board of directors and to consultants of the Company.

NOTE 6.  Advances from Gold Crown

On September 7, 2011, the Company executed a non-binding letter of intent (“LOI”) to enter into a business combination transaction with Gold Crown, Inc (“Gold Crown”).  On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. The funds were used for the following:

•

to settle outstanding accounts payable for past services that totaled $63,019 for a settlement amount of only $13,500 resulting in a gain on the settlement of accounts payable in the amount of $49,519

•

engage professionals to conduct due diligence, and

•

initiate procedures and actions with a view toward entering into a definitive business combination agreement.

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

The LOI had a sixty (60) day no shop clause from the date of the LOI.  The LOI also indicated that within sixty (60) days of the signing of the LOI, the Company and Gold Crown would negotiate and execute a definitive Exchange agreement and related documents and certificates which would have incorporated in more complete detail, the terms from the original LOI.  Subsequently, the sixty (60) days passed without entering into a more definitive Exchange agreement.  The Company is no longer obligated to the LOI and is free to pursue other options that would benefit the Company.

At this time, the Company has terminated any further discussions with the principals of Gold Crown, but has left open the very remote possibility that Gold Crown would present the following items for renewed discussions:

•

audited financial statements by a PCAOB qualified audit firm

•

complete updated mine engineering and geological reports on Gold Crown’s properties

•

verify that adequate financing is in place

•

verify that a qualified slate of officers and directors have been retained

•

prepare a professional five year projection with verifiable numbers in regard to future production amounts, revenue costs, expenses, annual tonnage of ore to be mined and milled, etc.

If the Gold Crown personnel supplied the aforementioned documents, the board of directors of Gold Crest may then review and evaluate such a proposal.  However, Gold Crest is actively pursuing other potential merger candidates.  Since discussions with the principals of Gold Crown have terminated, the $117,659 in advances from Gold Crown under the original LOI have been recognized in the statement of operations and is therefore no longer a liability.

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

(Unaudited)

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

NOTE 8.  Subsequent Events

Loan Facility Agreement with Afranex

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) in the amount of $15,000 with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork Resources Pty Ltd., which entitles the Company to make individual draw downs in $5,000 increments of the Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.

The Company agrees to repay the loan in full within six (6) months or agrees that the funds will be deducted from the $100,000 cash payment that forms part of the agreed consideration to purchase the Company’s wholly owned subsidiary, Kisa Gold Mining, Inc.  See “Note 4. Mineral Properties – Afranex Terms sheet” for further details.

On July 30, 2012, the Company received the first requested draw of $5,000.  The Company recorded the draw as a current liability.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,566,961 through June 30, 2012.  Another factor is that the Company has a negative current ratio of 0.0003: 1 at June 30, 2012.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On September 6, 2011, the Company executed a non-binding letter of intent (“LOI”) to enter into a business combination transaction with Gold Crown, Inc.  On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. The contributed funds were used to discharge

Company debt, engage professionals to conduct "due diligence" and initiate procedures and actions with a view toward entering into a definitive business combination agreement.

The LOI had a sixty (60) day no shop clause from the date of the LOI.  The LOI also indicated that within sixty (60) days of the signing of the LOI, the Company and Gold Crown would negotiate and execute a definitive Exchange agreement and related documents and certificates which would have incorporated in more complete detail, the terms from the original LOI.  Subsequently, the sixty (60) days passed without entering into a more definitive Exchange agreement.  The Company is no longer obligated to the LOI and is free to pursue other options that would benefit the Company.

At this time, the Company has terminated any further discussions with the principals of Gold Crown, but has left open the very remote possibility that Gold Crown would present the following items for renewed discussions:

•

audited financial statements by a PCAOB qualified audit firm

•

complete updated mine engineering and geological reports on Gold Crown’s properties

•

verify that adequate financing is in place

•

verify that a qualified slate of officers and directors have been retained

•

prepare a professional five year projection with verifiable numbers in regard to future production amounts, revenue costs, expenses, annual tonnage of ore to be mined and milled, etc.

If the Gold Crown personnel supplied the aforementioned documents, the board of directors of Gold Crest may then review and evaluate such a proposal.  However, Gold Crest is actively pursuing other potential merger candidates.  Since discussions with the principals of Gold Crown have terminated, the $117,659 in advances from Gold Crown under the original LOI (September 7, 2011) have been recognized in the statement of operations and is therefore no longer a contingent liability.

Board of Directors

Effective June 8, 2012, the Board of Directors accepted the resignation of John P. Ryan as the Chief Executive Officer and Director of the Company.

Effective June 11, 2012, the Board of Directors appointed Gordon F. Lee as the new Chief Executive Officer and a Director of the Company.

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

Our cash balance at June 30, 2012 was $55 versus $24,167 at December 31, 2011. This decrease is primarily due to the fact that during the last quarter of 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. We have not yet received any new funds since that time and continued to pay liabilities.

Future Outlook

Based on the current market environment and our low share price it is not likely we will be able to raise enough money through a private placement of our common stock to fully implement our business plan.

We continue to proceed with our joint venture partner, North Fork, who continues to expend funds under the master earn-in agreement and are now embarking on another season of exploration in the Company’s Southwest Kuskokwim Project area.

On July 26, 2012, we signed a Loan Facility Agreement (“Loan”) in the amount of $15,000 with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork Resources Pty Ltd., which entitles the Company to make individual draw downs in $5,000 increments of the Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.  On July 30, 2012, we received the first requested draw of $5,000.

The Company agrees to repay the loan in full within six (6) months or agrees that the funds will be deducted from the $100,000 cash payment that forms part of the agreed consideration to purchase the Company’s wholly owned subsidiary, Kisa Gold Mining, Inc.  See “Note 4. Mineral Properties – Afranex Terms sheet” to our consolidated financial statements for further details.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and June 30, 2011:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	June 30,	June 30,
	2012	2011	$ Change	% Change
REVENUES	$-	$-	$-	$0%
OPERATING EXPENSES:
Legal and accounting expenses	2,217	1,948	269	13.8%
Directors' fees	-	2,000	(2,000)	(100.0)%
General and administrative	13,897	7,450	6,447	86.5%
TOTAL OPERATING EXPENSES	16,114	11,398	4,716	41.4%
LOSS FROM OPERATIONS	(16,114)	(11,398)	(4,716)	41.4%
Interest income	-	-	-	0%
Gain realized from advances from Gold Crown (Note 6)	117,659	-	117,659	100.0%
Interest expense	-	-	-	0%
Gain on settlement of accounts payable	-	-	-	0%
TOTAL OTHER INCOME (EXPENSE)	117,659	-	117,659	100.0%
INCOME (LOSS) BEFORE TAXES	$101,545	$(11,398)	$112,943	$990.9%

	The Six Months Ended
	June 30,	June 30,
	2012	2011	$ Change	% Change
REVENUES	$-	$-	$-	$0%
OPERATING EXPENSES:
Legal and accounting expenses	31,461	11,370	20,091	176.7%
Directors' fees	-	2,000	(2,000)	(100.0)%
General and administrative	30,252	17,138	13,114	76.5%
TOTAL OPERATING EXPENSES	61,713	30,508	31,205	102.3%
LOSS FROM OPERATIONS	(61,713)	(30,508)	(31,205)	102.3%
Interest income	-	-	-	0%
Gain realized from advances from Gold Crown (Note 6)	117,659	-	117,659	100.0%
Interest expense	-	-	-	0%
Gain on settlement of accounts payable	-	-	-	0%
TOTAL OTHER INCOME (EXPENSE)	117,659	-	117,659	100.0%
INCOME (LOSS) BEFORE TAXES	$55,946	$(30,508)	$86,454	$283.4%

Overview of Operating Results

Operating Expenses

The increase of $31,205 in operating expenses during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was a result of increased payroll expenses for increased work load for the six months ended June 30, 2012 and primarily due to the increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc.

Legal and Accounting Expenses

The increase of $20,091 in legal and accounting expenses during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was a result of increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. in the first quarter of 2012 versus zero in 2011.  See “Note 6. Advances from Gold Crown” to our consolidated financial statements for further details.

Directors Fees

The decrease of $2,000 in directors fees during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 was due to the fact that the Company issued 100,000 shares of common stock to one newly appointed director valued at $2,000 in the April of 2011 versus zero in 2012.

General and Administrative Expenses

The increase of $13,114 in general and administrative expenses during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 ($6,447 increase in the three month period) was primarily due to increased payroll expenses for increased work load for the three and six months ended June 30, 2012.

Gain realized from advances from Gold Crown

The increase of $117,659 in total other income during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is due to the discussions with the principals of Gold Crown terminating, resulting in the $117,659 in advances from Gold Crown under the original LOI (September 7, 2011) being recognized in the statement of operations and therefore no longer a contingent liability.  See “Note 6. Advances from Gold Crown” to our consolidated financial statements for further details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD CREST MINES, INC.

Date:  August 14, 2012

By:  /s/ Gordon F. Lee

Gordon F. Lee

CEO

(Principal Executive Officer)

Date:  August 14, 2012

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)