Form 10-Q
period 2012-09-30
GOLD CREST MINES INC
filed 2012-11-14
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 11, 2012, 89,205,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.   FINANCIAL STATEMENTS

3

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

17

ITEM 4.   CONTROLS AND PROCEDURES

17

PART II – OTHER INFORMATION

17

ITEM 5.   OTHER INFORMATION.

17

ITEM 6.   EXHIBITS

17

SIGNATURES

18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,268	$24,167
Total Current Assets	2,268	24,167
Equipment, net of accumulated depreciation
of $3,413 and $3,255, respectively	-	159
Mineral properties	11,373	11,373
TOTAL ASSETS	$13,641	$35,699

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$28,791	$12,858
Accrued liabilities	39,292	12,380
Advances from Gold Crown (Note 6)	-	117,659
Advances from Afranex (Note 4)	15,278	-
Total Current Liabilities	83,361	142,897

Total Liabilities	83,361	142,897

Commitments and contingencies (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,205,828 and 89,205,828 shares issued
and outstanding, respectively	89,206	89,206
Additional paid-in capital	9,426,503	9,426,503
Accumulated deficit during exploration stage	(9,585,429)	(9,622,907)
Total Stockholders' Deficit	(69,720)	(107,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,641	$35,699

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
		Three Months Ended				Nine Months Ended			From Inception
		September 30,		September 30,		September 30,		September 30,	January 11, 2005
		2012		2011		2012		2011	to September 30, 2012
REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-		-		-	4,352,387
Settlement of drilling contract		-		-		-		-	161,813
Abandonment of mineral lease		-		-		-		-	83,600
Gain on sale of mineral lease		-		-		-		-	(16,875)
Mineral lease option income		-		-		-		-	(30,000)
Impairment of mineral properties
and royalty interest		-		-		-		-	616,875
Impairment of investment in Golden Lynx LCC		-		-		-		-	43,202
Loss (gain) on disposal of equipment		-		-		-		-	16,738
Legal and accounting expenses		2,355		6,307		33,816		17,677	614,401
Directors' fees		-		-		-		2,000	846,000
General and administrative		16,113		30,288		46,365		47,426	3,121,088
TOTAL OPERATING EXPENSES		18,468		36,595		80,181		67,103	9,809,229

LOSS FROM OPERATIONS		(18,468)		(36,595)		(80,181)		(67,103)	(9,809,229)

OTHER INCOME (EXPENSE):
Interest income		-		-		-		-	79,182
Gain realized from advances from Gold Crown (Note 6)		117,659		-		117,659		-	117,659
Interest expense		-		-		-		-	(22,560)
Gain on settlement of accounts payable		-		-		-		-	49,519
TOTAL OTHER INCOME (EXPENSE)		117,659		-		117,659		-	223,800

INCOME (LOSS) BEFORE TAXES		99,191		(36,595)		37,478		(67,103)	(9,585,429)
INCOME TAXES		-		-		-		-	-
NET INCOME (LOSS)		$ 99,191		$ (36,595)		$37,478		$(67,103)	$ (9,585,429)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		89,205,828		88,205,828		89,205,828		88,403,996

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months	From Inception
	Ended	Ended	January 11, 2005 to
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,478	$(67,103)	$(9,585,429)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	159	512	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	2,000	1,216,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown (Note 6)	(117,659)	-	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Loss (gain) on settlement of debt	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	73,401	46,112	147,431
Advances from Gold Crown (Note 6)	-	-	117,659
Net cash used by operating activities	(37,177)	(18,479)	(5,879,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash provided (used) by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	9,000	6,708,343
Advances from Afranex (Note 4)	15,278	-	15,278
Net cash provided by financing activities	15,278	9,000	6,924,921

Net change in cash and cash equivalents	(21,899)	(9,479)	2,268
Cash and cash equivalents, beginning of period	24,167	10,814	-
Cash and cash equivalents, end of period	$2,268	$1,335	$2,268

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at September 30, 2012 may not be indicative of December 31, 2012.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of September 30, 2012 and December 31, 2011.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At September 30, 2012 and December 31, 2011, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net income (loss) per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At September 30, 2012, there were zero common stock equivalents exercisable.  At December 31, 2011, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,585,429 through September 30, 2012.  Another factor is that the Company has a negative current ratio of 0.03: 1 at September 30, 2012.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities).  A high ratio indicates a good probability the enterprise can retire current debts.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The following is a summary of the Company’s mineral properties in Alaska.

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at September 30, 2011	Carrying Value at December 31, 2011
Southwest Kuskokwim Project
AKO	45	7,200	$ -	$ -
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
Gold Creek	12	1,920	1,090	1,090
Little Swift	14	2,240	1,271	1,271
Gosson Valley	2	320	182	182
TOTAL Southwest Kuskokwim Project	230	35,240	$ 11,373	$ 11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	$ -	$ -

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

The Consideration Shares will be issued subject to any trading restrictions as imposed by the Australian Securities Exchange (ASX) and in any event for a minimum of 12 months after the official quotation of the shares in Afranex on ASX or the re-quotation of the shares in the ASX-listed company on ASX, as the case may be.

2.

Completion of the Acquisition is conditional on the satisfaction (or waiver by the parties) of the following conditions precedent:

a.

completion of due diligence by Afranex on Kisa’s exploration and mining claims, business and operations, to the satisfaction of Afranex;

b.

the approval of the board of Afranex;

c.

the approval of the shareholders of Gold Crest;

d.

if required, the approval of the shareholders of the ASX listed company;

e.

Afranex receiving a letter from ASX which grants conditional approval for its shares to be granted official quotation on ASX, on terms acceptable to Afranex and Afranex completing the raising of capital under a Prospectus to be filed with the Australian Securities and Investments Commission, and:

f.

If required, the ASX-listed company receiving a letter from ASX confirming that ASX will grant conditional re-quotation of the ASX-listed company’s shares on the Official List of ASX, on terms acceptable to the ASX-listed company.

If the conditions set out above are not satisfied (or waived by the parties) on or before January 31, 2013, the agreement constituted by this Terms Sheet will be at end and the parties will be released from their obligations under the Terms Sheet.

3.

Settlement of the Acquisition will occur on that date which is five business days of satisfaction (or waiver) of the conditions precedent.  At settlement:

a.

Afranex shall make payment of the sum of $100,000 and issue or arrange for the issue of the Consideration Shares to Gold Crest;

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

Afranex Loan Facility Agreement

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) in the amount of $15,000 with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork Resources Pty Ltd., which entitled the Company to make individual draw downs in $5,000 increments of the Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.

The Company agrees to repay the loan in full within six (6) months or agrees that the funds will be deducted from the $100,000 cash payment that forms part of the agreed consideration to purchase the Company’s wholly owned subsidiary, Kisa Gold Mining, Inc.  See “Afranex Terms sheet” above for further details.

The Company received the entire loan in the third quarter and recorded the funds as a current liability.

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

During the nine months ended September 30, 2012 the Company did not have any issuances of common stock.

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

Stock Options

During the nine months ended September 30, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

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

NOTE 7.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land. Annual rental payments in the amount of $66,115 for these claims are due by November 30, 2012. If these rental payments are not paid by the due date, the claims will be considered abandoned. The annual rental payments that were due on November 30, 2011 were paid in full by the Company’s joint venture partner and the fees due on November 30, 2012 will also be paid by the Company’s joint venture partner.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined. The labor year for the claims begins on September 1 and ends the following September 1. The Company’s joint venture partner performed the required qualified labor in the amount of $105,700 which was applied to the labor year ending September 1, 2012. The annual work commitments and annual fees were fulfilled although all the necessary fees and filings are not due to be filed until November 30, 2012.

NOTE 8.  Subsequent Events

First Deed of Variation to Loan Facility Agreement with Afranex

On October 26, 2012, the Company signed the First Deed of Variation to the Loan Facility Agreement (“Loan”) dated July 26, 2012 whereas the loan amount was increased from the original amount of $15,000 to $25,000 with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork Resources Pty Ltd., which entitles the Company to make individual draw downs in $5,000 increments of the increased Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.

The Company agrees to repay the loan in full on or before January 31, 2013 and/or agrees that the funds will be deducted from the $100,000 cash payment that forms part of the agreed consideration to purchase the Company’s wholly owned subsidiary, Kisa Gold Mining, Inc.  See “Note 4. Mineral Properties – Afranex Terms sheet” for further details.

On October 31, 2012, the Company received the first additional requested draw of $5,000.   The Company recorded the draw as a current liability.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,585,429 through September 30, 2012.  Another factor is that the Company has a negative current ratio of 0.03: 1 at September 30, 2012.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Our cash balance at September 30, 2012 was $2,268 versus $24,167 at December 31, 2011. This decrease is primarily due to the fact that during the last quarter of 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company versus only $15,000 in the three months ended September 30, 2012.

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

On July 26, 2012, we signed a Loan Facility Agreement (“Loan”) in the amount of $15,000 with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork Resources Pty Ltd., which entitled the Company to make individual draw downs in $5,000 increments of the Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.  During the quarter ending September 30, 2012, we received the entire amount of the loan.

On October 26, 2012, the Company signed the First Deed of Variation to the Loan dated July 26, 2012 whereas the loan amount was increased from the original amount of $15,000 to $25,000 which entitles the Company to make individual draw downs in $5,000 increments of the increased Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.

On October 31, 2012, the Company received the first additional requested draw of $5,000.   The Company recorded the draw as a current liability.

The Company agrees to repay the loan in full on or before January 31, 2013 and/or agrees that the funds will be deducted from the $100,000 cash payment that forms part of the agreed consideration to purchase the Company’s wholly owned subsidiary, Kisa Gold Mining, Inc.  See “Note 4. Mineral Properties – Afranex Terms sheet” to our consolidated financial statements for further details.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and September 30, 2011:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	September 30,	September 30,
	2012	2011	$ Change	% Change
REVENUES	$-	$-	$-	$0%
OPERATING EXPENSES:
Legal and accounting expenses	2,355	6,307	(3,952)	(62.7)%
Directors' fees	-	-	-	(100.0)%
General and administrative	16,113	30,288	(14,175)	(46.8)%
TOTAL OPERATING EXPENSES	18,468	36,595	(18,127)	(49.5)%
LOSS FROM OPERATIONS	(18,468)	(36,595)	2,013	(49.5)%
Interest income	-	-	-	0%
Gain realized from advances from Gold Crown (Note 6)	117,659	-	117,659	100.0%
Interest expense	-	-	-	0%
TOTAL OTHER INCOME (EXPENSE)	117,659	-	117,659	100.0%
INCOME (LOSS) BEFORE TAXES	$99,191	$(36,595)	$135,786	$(371.1)%

	The Nine Months Ended
	September 30,	September 30,
	2012	2011	$ Change	% Change
REVENUES	$-	$-	$-	$0%
OPERATING EXPENSES:
Legal and accounting expenses	33,816	17,677	16,139	91.3%
Directors' fees	-	2,000	(2,000)	(100.0)%
General and administrative	46,365	47,426	(1,061)	(2.2)%
TOTAL OPERATING EXPENSES	80,181	67,103	13,078	19.5%
LOSS FROM OPERATIONS	(80,181)	(67,103)	(13,078)	19.5%
Interest income	-	-	-	0%
Gain realized from advances from Gold Crown (Note 6)	117,659	-	117,659	100.0%
Interest expense	-	-	-	0%
TOTAL OTHER INCOME (EXPENSE)	117,659	-	117,659	100.0%
INCOME (LOSS) BEFORE TAXES	$37,478	$(67,103)	$104,581	$(155.9)%

Overview of Operating Results

Operating Expenses

The increase of $13,078 in operating expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was a result of increased payroll expenses for increased work load for the nine months ended September 30, 2012 and primarily due to the increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc.

Legal and Accounting Expenses

The increase of $16,139 in legal and accounting expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was a result of increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. in the first quarter of 2012 versus zero in 2011.  See “Note 6. Advances from Gold Crown” to our consolidated financial statements for further details.

Directors Fees

The decrease of $2,000 in directors fees during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to the fact that the Company issued 100,000 shares of common stock to one newly appointed director valued at $2,000 in the April of 2011 versus zero in 2012.

General and Administrative Expenses

The decrease of $1,061 in general and administrative expenses during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 ($14,175 decrease in the three month period) was primarily due to increased payroll expenses for increased work load for the three and nine months ended September 30, 2012.

Gain realized from advances from Gold Crown

The increase of $117,659 in total other income during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is due to the discussions with the principals of Gold Crown terminating, resulting in the $117,659 in advances from Gold Crown under the original LOI (September 7, 2011) being recognized in the statement of operations and therefore no longer a contingent liability.  See “Note 6. Advances from Gold Crown” to our consolidated financial statements for further details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 14, 2012

By:  /s/ Gordon F. Lee

Gordon F. Lee

CEO

(Principal Executive Officer)

Date:  November 14, 2012

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)