Form 10-K
period 2012-12-31
GOLD CREST MINES INC
filed 2013-04-16
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $2,589,368.

At March 17, 2013, 89,305,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

ANNUAL REORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

TABLE OF CONTENTS

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

4

ITEM 1B.

UNRESOLVED STAFF COMMENTS

4

ITEM 2.

PROPERTIES

5

ITEM 3.

LEGAL PROCEEDINGS

12

ITEM 4.

MINE SAFETY DISCLOSURES

12

PART II

12

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

12

ITEM 6.

SELECTED FINANCIAL DATA

13

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

13

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

17

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

35

ITEM 9A

CONTROLS AND PROCEDURES

35

ITEM 9B.

OTHER INFORMATION

36

PART III

36

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

36

ITEM 11.

EXECUTIVE COMPENSATION

38

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

38

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

39

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

41

PART IV

42

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

42

SIGNATURES

43

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Gold Crest Mines, Inc. (“GCMN” or “the Company”) or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table shows the wholly owned subsidiaries of Gold Crest Mines, Inc.  All exploration activity takes place in our wholly owned subsidiary Kisa Gold Mining, Inc.

SUBSIDIARIES OF GOLD CREST MINES, INC.
Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Kisa Gold Mining, Inc.	Alaska	100%	Mining exploration
Niagara Mining & Development Company, Inc.	Idaho	100%	Not active

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

Alaska Properties

In southwest Alaska, after the staking of two new claims, the Company’s wholly owned subsidiary Kisa controls or has interests in five consolidated claim blocks consisting of 274 State of Alaska mining claims covering 42,280 acres. four of the claim blocks making up 35,240 acres comprise the Company’s Southwest Kuskokwim Project and the remaining claim group consisting of 7,040 acres is the Company’s Buckstock Project. Previous workers located and prospected several significant precious metal showings in this remote, highly prospective portion of the Kuskokwim Mineral Belt nearly 20 years ago. The showings show many similarities in mineralization style, alteration and general geologic characteristics to Nova Gold Resources and Barrick’s Donlin Creek project and other major Kuskokwim Mineral Belt gold deposits.

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

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ended December 31, 2012 and 2011, The Company did not directly spend any money on exploration activities. Currently all expenses are being incurred by our joint venture partner as part of their earn-in process. See “Note 4. Mineral Properties – North Fork OptionMaster Earn-in Agreement” to our consolidated financial statements for further details.

Employees

The Company’s total number of employees is 2, which includes the CFO and the CEO / President, the CEO and President titles are held by the same individual. The CFO and CEO / President work part time. We intend to utilize the services of consultants and contractors to provide additional services to the Company as needed.

Company Website

In October of 2012 after the Company was unable to pay the dues for the domain name of www.goldcrestminesinc.com due to financial constraints.  As a result the Company’s domain name was lost and was then purchased by a third party.  Any further references to the website www.goldcrestminesinc.com cannot be relied upon for information on our Company.  Until notified otherwise, the Company does not intend to have a presence on the World Wide Web.

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

Our filings under the Exchange Act (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports)  can be obtained at no cost, by telephone at (509) 893-0171, by mail at: Gold Crest Mines, Inc., 724 East Metler Lane, Spokane, Washington 99218, attention: Investor Relations.  These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

REGIONAL GEOLOGY OF SOUTHWESTERN ALASKA

Modified from M.L. Miller and T.K. Bundtzen

SOUTHWEST KUSKOKWIM PROJECT

Summary

The Company’s wholly owned subsidiary Kisa, after the staking of two new claims, controls or has interests in four consolidated claim blocks consisting of 230 State of Alaska mining claims covering 35,240 acres which comprise the Company’s Southwest Kuskokwim Project. The claims consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel in the consolidated claim groups known as the AKO, Luna, Kisa and Gold Lake within the Kuskokwim Mineral Belt. Our claim groups of Gold Creek, Little Swift and GO were consolidated into the AKO claim group after the GO claims connected the claim groups.  The two Gosson Valley claim groups were dropped in 2012. Previous workers located and prospected several significant precious metal showings in this remote, highly prospective portion of the Kuskokwim Mineral Belt nearly 20 years ago. The showings show many similarities in mineralization style, alteration and general geologic characteristics to Nova Gold Resources and Barrick’s Donlin Creek project and other major Kuskokwim Mineral Belt gold deposits.

On March 28, 2011 Kisa executed a Master Earn-In agreement (“the Agreement”) with North Fork LLC, (“North Fork”) an Alaska limited liability company.

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

•

On March 28, 2011 the Company executed a Master Earn-In agreement with North Fork to explore for gold deposits on Kisa’s claim blocks. Work completed by North Fork over the 2010, 2011 and 2012 seasons comprised the following;

o

Rock chip and soil sampling, as well as mapping at Luna

o

Rock chip and stream sediment sampling at AKO

o

Re-assay of drill core from Kisa

o

Pegging of joiner claims at AKO, to combine the AKO, Little Swift and Gold Creek claims

o

Rock chip, soil and stream sediment sampling at Chilly

o

Rock chip sampling at Gossan Valley

o

Work on compiling data for a National Instrument 43-101.

•

The following is work that is proposed by North Fork for the 2013 exploration season;

o

Complete detailed geophysical surveys at Luna and Chilly

o

Grid soil geochemistry at Luna

o

Diamond drilling under high grade mineralization at Luna and also testing the parallel structures

o

Mapping and prospecting on claim blocks such as Kisa, Gold Lake and AKO

Southwest Kuskokwim Project Descriptions

All the claims held under the Southwest Kuskokwim Project area are currently part of a Master Earn-in Agreement with North Fork. The agreement was finalized and executed on March 28, 2011.

AKO Prospect

The AKO claim group is located in the southwestern Kuskokwim mountains approximately 9 miles southwest of the Kisa Prospect. The Company controls approximately 11,680 acres on 73 state mining claims. In 2011, two joiner claims were staked to combine the Little Swift and Gold Creek Prospects into the AKO claim to form one larger contiguous claim group. The AKO prospects were first discovered 20 years ago during a regional reconnaissance program. Follow-up included limited rock-chip sampling and field examination of several linear to ovoid iron-oxide stained ridgeline and valley-wall color anomalies within and along the faulted, western margin of the Crooked Mountain Pluton. These color anomalies are found at the headwaters of streams with strong gold and multi-element anomalies in stream sediments and pan concentrates and they are aligned along a pronounced, linear topographic feature that stretches for several miles. These prospects have never been drilled.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the main soil and rock chip anomalies as confirmation of previous work. In addition, two joiner claims were pegged to connect AKO with the adjacent Little Swift and Gold Creek claim blocks. In the future, assessment work will be combined for the larger AKO claim block. During 2011, North Fork revisited the area with an independent geo and re-sampled some of the higher grade rock chips from the previous year.  All work performed in 2012 was focused on compiling data for a National Instrument 43-101.

The Little Swift claims consisting of 2,240 acres of the AKO group and were staked to prospect a distinctively linear, contact zone between the Crooked Mountain quartz monzonite pluton and the cupola of hornfelsed sedimentary rocks. The prospect sites are staked over six large linear to ovoid iron-oxide stained ridgeline and valley wall color anomalies along the contact zone. Previous workers collected highly anomalous stream silt samples from below the area of the color anomalies.

The Gold Creek claims consisting of 1,920 acres of the AKO group were staked to prospect several iron-oxide stained color anomalies developed within the cupola of hornfelsed sedimentary rocks associated with the eastern margin of Crooked Mountain quartz monzonite pluton. The prospect sites are staked over four large ovoid-valley wall color anomalies that appear to be stratiform in character. Previous workers collected highly anomalous stream-sediment samples from below the area of the color anomalies. In 2008, Cougar Gold LLC, an affiliate of Electrum USA Ltd., operator of the Golden Lynx LLC at the time, completed sampling and mapping of the Gold Creek prospects. Mapping located a series of large quartz monzonite to diorite dikes in the headwaters of the streams reporting anomalous gold and pathfinder elements. Large color anomalies noted previously were examined and found to be associated with extensive fracture controlled sulfide development. The most intense sulfide development and fracturing were found to be stratigraphically controlled and associated with distinctive chert and black siltite sections. Weak gold and pathfinder anomalies are associated with these fracture zones. Much of the prospect area is covered with glacial alluvium and talus potentially masking potential mineralized areas within the claim group. Luna Prospect

The Luna claim group is located in the southern Kuskokwim mountains of southwestern Alaska approximately 100 miles to the southeast of Bethel and 6 miles west of the Kisa prospect. The project area is accessed by helicopter or by small aircraft capable of landing on a tundra dirt strip. The Company staked the property in mid-2007, which consists of 50 state mining claims covering approximately 8,000 acres.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of rock chip sampling and prospecting. The project area is predominantly covered by a blanket of till, meaning outcrop is limited to where streams incise into the till layer and expose the underlying bedrock. During 2011, North Fork continued with rock chip sampling and prospecting, as well as completed a number of soil sampling traverses in an attempt to define drill targets for testing during 2012. Work performed in 2012 was focused mainly on compiling data for a National Instrument 43-101 and permitting for exploration drilling programs.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the drill core from the previous holes, in storage in Bethel, Alaska. A total of 26 samples were selected from intervals where anomalous Au had been reported. All work performed in 2012 related to compiling data for a National Instrument 43-101.

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

During 2008, four drill holes were completed totaling 3,227.5 feet and cut thick intervals of moderately to strongly altered and weakly gold mineralized sediments and intrusives. All the holes bottomed in hornfels indicating proximity to a larger intrusive body at depth which is still untested by drilling. Geologic mapping and soil and rock sampling were completed along favorable trends. Detailed sampling and structural analysis indicates the main mineralized zone, exposed on steep nearly inaccessible cliffs, was not completely tested by the 2008 drilling, in part due to difficulties in establishing a stable drill platform on the steep slopes. Detailed continuous rock chip sampling across the mineralized zone exposed on the cliffs outlined a zone approximately 30 meters true thickness averaging 1 part per million (0.029 ounces per ton)

The Golden Alder Target consists of a linear fault zone exposed along the bottom and valley walls of a small drainage over a strike length of approximately 600 meters. Soils collected over covered areas on the valley walls and adjacent uplands suggests the zone may be as wide as 200 meters. A pronounced circular airborne geophysical anomaly underlies a portion of the fault system and its projection into an alluvium covered area and may represent a leakage halo emanating from a potentially mineralized intrusion at depth over 1.5 parts per million (0.044 ounces per ton) gold. During 2008, additional soil and rock sampling surveys were completed with encouraging results. All work performed in 2012 related to compiling data for a National Instrument 43-101.

BUCKSTOCK PROJECT

All the claims held under the Buckstock Project area are currently part of a Master Earn-in Agreement with North Fork. The agreement was finalized and executed on March 28, 2011.

Summary

In southwest Alaska, the Company’s wholly owned subsidiary Kisa controls another claim block known as the Company’s Buckstock Project. The claims are called the Chilly group and consist of 44 State of Alaska mining claims covering approximately 7,040 acres. The claims are situated approximately 50 miles southwest of Donlin Creek and 45 miles northeast of Kisa’s Southwest Kuskokwim Project area. Kisa initiated an active and aggressive exploration program in the region as part of a regional program approach expanding on the Company’s results in the Project area. These prospects have been identified through multiple sources including a review and compilation of data from published federal, state and academic manuscripts, published and unpublished geochemical data and corporate proprietary data sets.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the main soil anomaly and also completed stream sediment sampling surrounding the claim block. During 2011, North Fork planned to complete a detailed helimag survey over the claim block, but this was postponed after several attempts to complete the survey were curtailed by bad weather. Work performed in 2012 was focused mainly on compiling data for a National Instrument 43-101 and preliminary data processing of control tie-lines for the helimag survey.

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

Year	Quarter	High Closing	Low Closing
2011	First Quarter	$0.03	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.03	$0.01
2012	First Quarter	$0.04	$0.02
	Second Quarter	$0.04	$0.02
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.04	$0.01

Shareholders

As of February 26, 2013, there were approximately 736 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

Dividend Policy

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Transfer Agent

The transfer agent for the Company’s Common Stock is Columbia Stock Transfer Company, 601 E. Seltice Way, Suite 202, Post Falls, Idaho 83854.

Securities Authorized for Issuance under Equity Compensation Plans

In June 2007, the Board of Directors adopted the 2007 Gold Crest Stock Plan (the “Plan”) which was approved by shareholders in December 2007. The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business.

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees. As of December 31, 2012, the remaining number of shares available for issuance under the 2007 Stock Plan was 11,450,000.

During the years ended December 31, 2012 and 2011, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following table summarizes our equity compensation plan information as of December 31, 2012.  Information is included for equity compensation plans not approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	n/a
Equity compensation plans approved by security holders:
2007 Stock Plan	-	$-	11,450,000	(1)
Total	-	$-	11,450,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.  Previously there had been 550,000 shares of fully-vested common stock issued under the 2007 stock plan to three directors and one employee leaving 11,450,000 available at December 31, 2012.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities for the year ended December 31, 2012.

ITEM 6.

SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,602,076 through December 31, 2012. Another factor is that the Company has a negative current ratio of 0.02: 1 at December 31, 2012. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

In southwest Alaska, the Company’s wholly owned subsidiary Kisa controls or has interests in nine claim blocks consisting of 274 State of Alaska mining claims covering 42,280 acres.

On March 28, 2011 the Company, through its wholly owned subsidiary, Kisa, executed a Master Earn-In agreement (“the Agreement”) with North Fork LLC, (“North Fork”) an Alaska limited liability company. This agreement calls for North Fork to explore for gold deposits on Kisa’s claim blocks in the Southwest Kuskokwim Project area and Buckstock Project area (“Projects”). The Projects consist of the Company’s exploration properties mentioned above. See “Note 4. Mineral Properties – North Fork Option Master Earn-in Agreement” to our consolidated financial statements for further details.

On September 7, 2011, the Company executed a non-binding letter of intent (“LOI”) to enter into a business combination transaction with Gold Crown, Inc (“Gold Crown”).  On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. The funds were used to settle outstanding accounts payable, engage professionals to conduct due diligence, and initiate procedures and actions with a view toward entering into a definitive business combination agreement. Since discussions with the principals of Gold Crown have terminated, the $117,659 in advances from Gold Crown under the original LOI have been recognized in the statement of operations and is therefore no longer a liability.

On June 5, 2012, the Company, through its wholly owned subsidiary, Kisa signed a Terms Sheet with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork, which sets out the terms on which Afranex agrees to acquire 100% of the shares in Kisa. On February 13, 2013 an amendment was signed changing certain terms, most notably, changing the initial acquisition of only 80% of the shares of Kisa with an option to acquire the remaining 20% at any time up to June 30, 2015 for additional consideration.  See “Note 4. Mineral Properties – Afranex Term Sheet” to our consolidated financial statements for further details.

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) with Afranex for $15,000, and amendment on October 26, 2012 for an additional $10,000 all received before December 31, 2012. On February 13, 2013 another amendment was signed increasing the loan amount from $25,000 to $80,000.  Per the date of this filing, the Company has received a total of $65,000 leaving another $15,000 still available to withdraw. See “Note 4. Mineral Properties – Afranex Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

Comparison of the Years Ended December 31, 2012 and December 31, 2011:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the year ended December 31, 2012 compared with the year ended December 31, 2011. These tables are provided to assist in assessing differences in our overall performance:

	The Year Ended
	December 31,	December 31,
	2012	2011	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Legal and accounting expenses	35,995	54,435	(18,440)	-33.9%
Directors' fees	-	2,000	(2,000)	-
General and administrative	60,833	64,122	(3,289)	-5.1%
TOTAL OPERATING EXPENSES	96,828	120,557	(23,729)	-19.7%
LOSS FROM OPERATIONS	(96,828)	(120,557)	23,729	-19.7%
Interest income	-	-	-	-
Gain realized from advances from Gold
Crown (Note 5)	117,659	-	117,659	-
Interest expense	-	-	-	-
Gain on settlement of accounts payable	-	49,519	(49,519)	-
TOTAL OTHER INCOME (EXPENSE)	117,659	49,519	68,140	137.6%
INCOME (LOSS) BEFORE TAXES	$20,831	$(71,038)	$91,869	-129.3%

Overview of Operating Results

Operating Expenses

The decrease of $23,729 in operating expenses during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to approximately $25,000 in legal expenses for the year ended 2011 versus zero in 2012 and approximately $5,000 less in payroll expenses for the year ended 2012 than in the year ended 2011.  These savings were offset slightly due to approximately $7,000 higher audit and accounting fees for the year ended 2012 compared to the year ended 2011 due to the due diligence associated with a possible business combination transaction with Gold Crown, Inc. in early 2012.

Legal and Accounting Expenses

Legal and accounting expenses were $54,435 for the year ended December 31, 2011 versus $35,995 for the year ended December 31, 2012 for a decrease of $18,440.  The decrease in 2012 was primarily due to an extra $25,000 paid in 2011 to a legal firm performing due diligence in connection with the proposed business combination with Gold Crown.  These savings were offset slightly due to approximately $7,000 higher audit and accounting fees for the year ended 2012 compared to the year ended 2011 on account of due diligence associated with the proposed business combination transaction with Gold Crown. See “Note 5. Advances from Gold Crown” to our consolidated financial statements for further details.

Directors Fees

The decrease of $2,000 in director’s fees during the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to the fact that the Company issued 100,000 shares of common stock to one newly appointed director valued at $2,000 in April of 2011 versus zero in 2012.

General and Administrative

General and Administrative expenses were $64,122 for the year ended December 31, 2011 versus $60,833 for the year ended December 31, 2012 for a decrease of $3,289. The primary reason for the decrease was due to approximately $5,000 more in employee fees for the year ended December 31, 2011 which were a result of increased time involved with the proposed business combination with Gold Crown.

Gain realized from advances from Gold Crown

The increase of $117,659 during the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to the discussions with the principals of Gold Crown terminating, resulting in the $117,659 in advances from Gold Crown under the original LOI (September 7, 2011) being recognized in the statement of operations and therefore no longer a contingent liability.  See “Note 5. Advances from Gold Crown” to our consolidated financial statements for further details.

Gain on Settlement of Accounts Payable

On September 6, 2011, the Company executed a non-binding letter of intent to enter into a business combination transaction with Gold Crown. On October 17, 2011, in connection with the proposed business combination, affiliates of Gold Crown made a non-refundable $117,659 advance to the Company. A portion of the contributed funds were used to settle outstanding accounts payable for miscellaneous past services that totaled $63,019, including a related party payable for $36,000, for a settlement amount of only $13,500 resulting in a gain on the settlement of accounts payable in the amount of $49,519 in 2011 versus zero in 2012.

Overview of Financial Position

At December 31, 2012, Gold Crest had cash of $1,552 and total current liabilities of $99,292. During the year ended December 31, 2012, the Company signed a Loan and amendments thereto with Afranex and received advances in the amount of approximately $25,000.  In 2013 the Company increased the potential advance to $80,000 and as of the date of this filing have received a total of $40,000 in additional funds on top of the $25,000 received in 2012.  See “Note 4. Mineral Properties – Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

 See “Afranex Terms sheet” above for further details.

The Company received the entire proceeds of the Loans in the third and fourth quarters and recorded the funds as a current liability.

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

Our cash balance at December 31, 2012 was $1,552 versus $24,167 at December 31, 2011. This decrease is primarily due to the fact that during the year ended December 31, 2012, in connection with the advance from Afranex of $25,000 was less than the amount of money spent on our daily operations.

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

We are currently also working towards an agreement with Afranex for them to acquire up to 100% of the shares in Kisa which will bring in capital related to the transaction, of which we are currently receiving advances on.  See “Note 4. Mineral Properties – Afranex Term Sheet and Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2012 or 2011.

Off-Balance Sheet Arrangements

During the years ended December 31, 2012 and 2011, the Company did not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	19
Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	20
Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and for the period from inception, January 11, 2005 to December 31, 2012	21
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011, 2010, 2009, 2008 and 2007, and from inception, January 11, 2005 to December 31, 2012	22
Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and for the period from inception January 11, 2005 to December 31, 2012	23
Notes to the Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gold Crest Mines, Inc.

We have audited the accompanying consolidated balance sheets of Gold Crest Mines, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Crest Mines, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 08, 2013

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,552	$24,167
Total Current Assets	1,552	24,167
Equipment, net of accumulated depreciation
of $3,413 and $3,255, respectively	-	159
Mineral properties	11,373	11,373
TOTAL ASSETS	$12,925	$35,699

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$26,713	$12,858
Accrued liabilities	47,366	12,380
Advances from Gold Crown (Note 5)	-	117,659
Loan from Afranex (Note 4)	25,213	-
Total Current Liabilities	99,292	142,897

Total Liabilities	99,292	142,897

Commitments and contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,205,828 and 89,205,828 shares issued
and outstanding, respectively	89,206	89,206
Additional paid-in capital	9,426,503	9,426,503
Accumulated deficit during exploration stage	(9,602,076)	(9,622,907)
Total Stockholders' Deficit	(86,367)	(107,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,925	$35,699

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
					From Inception
					January 11, 2005
		Years Ended			to
		December 31,		December 31,	December 31,
		2012		2011	2012

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Mineral lease option income		-		-	(30,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss (gain) on disposal of equipment		-		-	16,738
Legal and accounting expenses		35,995		54,435	616,580
Directors' fees		-		2,000	846,000
General and administrative		60,833		64,122	3,135,556
TOTAL OPERATING EXPENSES		96,828		120,557	9,825,876

LOSS FROM OPERATIONS		(96,828)		(120,557)	(9,825,876)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Gain realized from advances from Gold Crown . (Note 5)		117,659		-	117,659
Interest expense		-		-	(22,560)
Gain on settlement of accounts payable		-		49,519	49,519
TOTAL OTHER INCOME (EXPENSE)		117,659		49,519	223,800

INCOME (LOSS) BEFORE INCOME TAXES		20,831		(71,038)	(9,602,076)
INCOME TAXES		-		-	-

NET INCOME (LOSS)		$20,831		$(71,038)	$(9,602,076)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		89,205,828		88,857,202

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

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Continued)
					Accumulated
	Common Stock		Additional	Common	Deficit During
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
Balances, December 31, 2009	85,705,828	$ 85,706	$ 9,394,003	$ -	$ (9,517,419)	$ (37,710)

Issuance of Common Stock:
for cash at $0.01 per share	2,500,000	2,500	22,500	-	-	25,000
Net loss for year ended
December 31, 2010	-	-	-	-	(34,450)	(34,450)
Balances, December 31, 2010	88,205,828	$ 88,206	$ 9,416,503	$ -	$ (9,551,869)	$ (47,160)

Issuance of Common Stock:
for directors fees at
$0.02 per share	100,000	100	1,900	-	-	2,000
for cash at $0.01 per share	900,000	900	8,100	-	-	9,000
Net loss for year ended
December 31, 2011	-	-	-	-	(71,038)	(71,038)
Balances, December 31, 2011	89,205,828	$ 89,206	$ 9,426,503	$ -	$ (9,622,907)	$ (107,198)

Net Income for year ended
December 31, 2012	-	-	-	-	20,831	20,831
Balances, December 31, 2012	89,205,828	$ 89,206	$ 9,426,503	$ -	$ (9,602,076)	$ (86,367)
The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
	Year Ended	Year Ended	From Inception
	December 31,	December 31,	January 11, 2005 to
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,831	$(71,038)	$(9,602,076)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	159	682	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	2,000	1,216,241
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown (Note 5)	(117,659)	-	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Gain on settlement of accounts payable	-	(49,519)	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	48,841	4,569	153,427
Advances from Gold Crown (Note 5)	-	117,659	117,659
Net cash provided (used) by operating activities	(47,828)	4,353	(5,890,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash used by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	9,000	6,708,343
Loan from Afranex (Note 4)	25,213	-	25,213
Net cash provided by financing activities	25,213	9,000	6,934,856

Net change in cash and cash equivalents	(22,615)	13,353	1,552
Cash and cash equivalents, beginning of period	24,167	10,814	-
Cash and cash equivalents, end of period	$1,552	$24,167	$1,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

On August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006. Gold Crest’s sole asset on the merger date was cash of $7,456, which was accounted for as being acquired by Niagara in exchange for 14,600,100 common shares of Niagara. Niagara’s sole asset on the merger date was cash of $150,000 and its wholly owned subsidiary, Kisa. Neither company had liabilities on the date of the merger. This transaction has been treated as a reverse merger, effectively as if Niagara had issued shares for consideration equal to the net monetary assets of Gold Crest. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Niagara, the accounting acquirer. On June 20, 2008, 100% of the issued and outstanding shares of Kisa were transferred from Niagara to the Company.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of December 31, 2012 and 2011.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At December 31, 2012 and 2011, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Basic and Diluted Net Loss Per Share

Net income (loss) per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net income (loss) per share for the Company is the same as basic net income (loss) per share, as the inclusion of common stock equivalents would be anti-dilutive. At December 31, 2012 the Company had no remaining common stock equivalents. At December 31, 2011, the common stock equivalents consisted of 5,280,000 options exercisable at prices ranging from $0.28 to $0.53 per share.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2012 and 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that have been established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,602,076 through December 31, 2012. Another factor is that the Company has a negative current ratio of 0.02: 1 at December 31, 2012. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

NOTE 4.  Mineral Properties

In Alaska, the Company’s wholly owned subsidiary Kisa controls or has interests in five claim blocks consisting of 274 State of Alaska mining claims covering 42,280 acres. Four of the claim blocks making up 35,240 acres comprise the Company’s Southwest Kuskokwim Project and the remaining claim group consisting of 7,040 acres is the Company’s Buckstock Project. The Southwest Kuskokwim claim blocks are located in southwest Alaska approximately 90 miles east of the village of Bethel on State of Alaska-owned lands. The Buckstock claim group is located approximately 30-80 miles south of the Donlin Creek deposit and north of the Company’s Southwest Kuskokwim claim groups.

The following is a summary of the Company’s mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at December 31, 2012	Carrying Value at December 31, 2011
Southwest Kuskokwim Project
AKO	73	11,680	$ 2,543	$ 2,543
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
TOTAL Southwest Kuskokwim Project	230	35,240	$ 11,373	$ 11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	$ -	$ -

OVERALL TOTAL	274	42,280	$ 11,373	$ 11,373

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing. The annual work commitment and annual fees were fulfilled and all necessary fees and filings have been made for the season ending September 30, 2012. The commitments and annual assessments for 2013 will be due no later than November 30, 2012. See “Note 11. Commitments and Contingencies”.

North Fork Option Master Earn-in Agreement

On January 27, 2010, the Company, through its wholly owned subsidiary, Kisa signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area (“The Projects”).

Under the terms of the option, North Fork made a payment to the Company in the amount of $20,000 which was received on February 16, 2010 which was recorded as a deposit on option agreement, for the exclusive right to explore the claims up until October 31, 2010. On August 18, 2010, the Company amended the option agreement to include an additional claim group known as our Chilly claims, which became part of The Projects. As consideration for this new claim group, North Fork made an additional payment to the Company of $10,000 on August 24, 2010 which was also recorded as a deposit on option agreement. On October 18, 2010 North Fork formally notified the Company of their intent to exercise the option over the Alaska properties.

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

Afranex Terms Sheet

On June 5, 2012, and later amended on August 28, 2012 and again on February 13, 2013, the Company signed a Terms Sheet with Afranex Gold Limited (“Afranex”), a company related to the Company’s joint venture partner North Fork Resources Pty Ltd. On February 26, 2013 the Company signed a new version of the Terms Sheet that fully replaced the previous versions and which sets out the terms on which Afranex agrees to acquire 80% of the shares in Kisa.  Kisa’s only assets include the Company’s Southwest Kuskokwim Project and the Buckstock Project areas which consist of exploration properties in southwest Alaska comprised of 42,280 acres of State of Alaska-owned lands.

The following is a breakdown of the main details of the Terms Sheet, which incorporates the final amendments to the terms sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000 (of which $25,000 was advanced to Gold Crest from Afranex as of December 31, 2012 and a total of $50,000 as of the date of this filing), and

b.

10,000,000 fully paid ordinary shares in the capital of Afranex at an issue price of $0.20 per share, or that number of shares depending on the way Afanex decides to become an ASX-listed company. (Consideration Shares).

c.

2,500,000 unlisted options to be issued fully paid, ordinary shares in Afanex, exercisable at $0.25 per option and expiring four years from the date of grant.

2.

Completion of the Acquisition is conditional on the satisfaction (or waiver by the parties) of the certain conditions precedent such as due diligence by Afranex on Kisa, the approval of the board of Afranex as well as the approval of the shareholders of Gold Crest among other conditions.  If these conditions are not satisfied or waived by June 30, 2013, this term sheet agreement will expire.

3.

Settlement of the Acquisition will occur on that date which is five business days of satisfaction (or waiver) of the conditions precedent.  At settlement Afranex will settle the consideration discussed above and Gold Crest will deliver the share certificates in respect of the Kisa Shares.  An agreement that an incorporated joint venture is created between Afranex or Parent and Kisa on the terms and conditions of the joint venture.

4.

Afranex may, by written notice to Gold Crest at any time up to June 30, 2015, elect to acquire all (and not part) of Gold Crest’s remaining fully paid, ordinary Kisa shares in return for the issue of $500,000 worth of Afranex fully paid, ordinary shares if by IPO, or parent shares if Backdoor Listing (Option Shares).

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

5.

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

On March 26, the Company signed a letter of variation to the February 26, 2013 terms sheet, which agreed that if Afanex gives written notice before settlement that it wishes to acquire 100% of the issued shares of Kisa at settlement, that the Consideration Shares will be increased to 12,500,000 and the Consideration Options will be increased to 3,125,000. If this were to happen, there would be no incorporated joint venture established.

Afranex Loan Facility Agreement

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) in the amount of $15,000 with Afranex which entitled the Company to make individual draw downs in $5,000 increments of the Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.   On October 26, 2012, the Company signed a first deed of variation to the Loan which increased the Loan amount from $15,000 to $25,000.

Per the terms of the original Loan, the Company agrees to repay the loan in full within six (6) months, extended to January 31, 2013 per the first variation to the Loan, or agrees that the funds will be deducted from the $100,000 cash payment that forms part of the agreed consideration to purchase the Company’s wholly owned subsidiary, Kisa Gold Mining, Inc.  See “Afranex Terms sheet” above for further details.

The Company received the entire proceeds of the Loans in the third and fourth quarters and recorded the funds as a current liability.

On February 13, 2013, the Company signed a second deed of variation to the Loan which increased the Loan amount from $25,000 to $80,000.   The due date was also extended out to June 30, 2013.  As of the date of this filing, the Company has now received a total of $65,000 of the available $80,000 and has recorded the funds as a current liability.

NOTE 5.  Advances from Gold Crown

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

The Company recorded the advances as a current liability in 2011 as management believed that while no explicit agreement existed requiring the Company to return the advances if a business combination did not take place, there may be an implied obligation for the Company to perform certain actions and activities in connection with the ultimate determination of whether or not a business combination will take place.

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

If the Gold Crown personnel supplied the aforementioned documents, the board of directors of Gold Crest may then review and evaluate such a proposal.  However, Gold Crest is actively pursuing other potential merger candidates.  Since discussions with the principals of Gold Crown have terminated, the $117,659 in advances from Gold Crown under the original LOI have been recognized in the statement of operations in 2012 and is therefore no longer a liability.

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

There were no issuances of common stock during the year ended December 31, 2012.

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

Common Stock Warrants

There was no warrant activity during 2012 and no warrants were outstanding at December 31, 2012 or 2011.

NOTE 7.  Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock is entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs. The authorized but un-issued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion have the power to determine the preferences, limitations, and relative rights of each series of Preferred Stock within the limits set forth in the Nevada Business Corporation Act. At December 31, 2012, no preferred stock has been issued.

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees. As of December 31, 2012, the remaining number of shares available for issuance under the 2007 Stock Plan was 11,450,000.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Stock Options

During the years ended December 31, 2012 and 2011, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following is a summary of stock option activity from January 1, 2011 to December 31, 2012:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2011	5,280,000	$ 0.52
Granted	—	—
Exercised	—	—
Outstanding and exercisable at December 31, 2011	5,280,000	$ 0.52
Outstanding January 1, 2012	5,280,000	$ 0.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(5,280,000)	0.52
Options outstanding and exercisable at December 31, 2012	0	$ —

NOTE 9.  Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2012 and 2011.

At December 31, 2012 and 2011, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2012 and December 31, 2011. The significant components of the deferred tax asset at December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Deferred tax asset
Net operating loss carry forward	$1,942,000	$1,843,000
Exploration costs and other	726,000	832,000
Stock based compensation	397,000	397,000
	3,065,000	3,072,000
Deferred tax asset valuation allowance	(3,065,000)	(3,072,000)
Net deferred tax asset	$—	$—

At December 31, 2012 and 2011 the Company had net operating loss carry forwards of approximately $5,712,000 and $5,421,000 respectively, which expire in the years 2023 through 2032.

The income tax benefit shown in the consolidated financial statements for the years ended December 31, 2012 and 2011 differs from the federal statutory rate as follows:

	December 31, 2012	December 31, 2011
(Provisions) Benefit at federal statutory rate	$(7,000)	$24,000
Change in valuation allowance	7,000	(24,000)
Total provision	$0	$0

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

We have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2010 through 2012 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10.  Related Party Transactions

There were no related party transactions during the year ended December 31, 2012.

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

NOTE 11.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land. Annual rental payments in the amount of $65,835 for these claims are due by November 30, 2013. If these rental payments are not paid by the due date, the claims will be considered abandoned. The annual rental payments that were due on November 30, 2012 were paid in full by the Company’s joint venture partner.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined. The labor year for the claims begins on September 1 and ends the following September 1. The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the amount of $1,057,500 by September 1, 2013 with the possibility, depending on any qualified carry-over amounts that can be applied to the labor year ending September 1, 2013 on certain claim groups, will need to be performed by the September 1, 2013 deadline. If these labor requirements are not met by the due date, the claims will be considered abandoned. The annual work commitments and annual fees were fulfilled and all necessary fees and filings were made by the Company’s joint venture partner for the season ending September 30, 2012. The commitments and annual assessments for 2013 will be due no later than November 30, 2013.

NOTE 12.  Subsequent Events

Issuance of Common Shares

On March 4, 2013 the Company issued 100,000 shares of common stock to a director valued at $1,800.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2012, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides the names, positions and ages of our directors and officers:

Name

Age

Position

Terrence J. Dunne(1)

64

Chief Executive Officer, President and Director

Robert O’Brien(1)

78

Director

Daniel R. McKinney Sr.

63

Director

Gordon F. Lee

62

Director

Matthew J. Colbert

44

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

Terrence J. Dunne.  Mr. Dunne was appointed as President of the Company on December 16, 2009. More recently, Mr. Dunne was appointed as Chief Executive Officer of the Company. Mr. Dunne has served as a director of the Company since 2006 and up until December 16, 2009 he had also served as the Company’s Secretary/Treasurer. For more than the past ten years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations. Mr. Dunne received a degree in Business Administration from Gonzaga University in 1970. He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984.  Mr. Dunne is a former adjunct professor in the School of Business Administration of Gonzaga University, teaching courses in corporate mergers, acquisitions and reorganizations. Mr. Dunne currently serves as a director of Cardinal Energy Group which trades on the OTCBB.  Mr. Dunne also serves as a director of a privately held company called Blue Arch Resources.  Mr. Dunne is the principal financial officer and a director of Spectrum DNA, Inc., a “shell” company that trades on the OTC “Pink Sheets”.

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

Gordon F. Lee.  Mr. Lee has over 35 years of experience in various management capacities for public companies, which includes merger and acquisition consulting and capital raises. He has special expertise with public companies in the natural resource industries, with most recent experience in various coal mining projects in Montana, Wyoming, Utah, and Alabama.

Matthew J. Colbert.  Mr. Colbert has served as the Chief Financial Officer of the Company since December 2007. Mr. Colbert was appointed as Secretary/Treasurer of the Company on December 16, 2009 and on April 22, 2011 he was appointed as a director of the Company. Mr. Colbert has over fourteen years of experience in public and corporate accounting. He has a Bachelor of Science degree in Accounting from the University of Idaho and is licensed as a Certified Public Accountant in the State of Washington. Before being appointed CFO, Mr. Colbert had been the Controller of the Company since August 2007. Mr. Colbert currently serves as the CFO of Josephine Mining Corp., a TSX.V listed mining company. Mr. Colbert also served as Chief Financial Officer and President of Lifestream Technologies, Inc., a publicly traded company.  Mr. Colbert also served on Lifestream’s Board of Directors. Earlier in his career, Mr. Colbert served as a Business Assurance Associate in the audit department of PricewaterhouseCoopers, LLP, an international accounting and consulting firm.

Audit Committee

As of December 31, 2012 Terrence Dunne and Robert O’Brien now comprise the Company’s Audit Committee. The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics. The Board of Directors has determined that Terrence Dunne meets the SEC definition of an “audit committee financial expert”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations thereunder, the Company’s Directors, Executive Officers and beneficial owners of greater than 10% of our equity securities are required to file reports of their own ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for two form 4’s that were not filed in a timely manner for the following Officers; Terrance J. Dunne (one filing disclosing one transaction) and Matt Colbert (one filing disclosing one transaction).

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2012 and 2011, compensation paid to our Chief Executive Officer, Chief Financial Officer and President (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 and 2011

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Terrence J. Dunne (1)	2012	$ 24,000	—	—	$ 24,000
Chief Executive Officer and President	2011	$ 28,400	—	—	$ 28,400

Matthew J. Colbert (2)	2012	$ 24,000	—	—	$ 24,000
Chief Financial Officer	2011	$ 24,000	$ 2,000	—	$ 26,000

_______

(1)

 Mr. Dunne was appointed President on December 16, 2009 and Chief Executive Officer on November 30, 2012.

(2)

Mr. Colbert went from a full-time to a part-time employee beginning on September 16, 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for each of the Named Executive Officers at December 31, 2012, and as such, a table has not been presented.

Employment Agreements

There are no employment agreements that were in effect between us and each of the Named Executive Officers during the last fiscal year.

Director Compensation

There was no director compensation for the year ended December 31, 2012.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 26, 2013 regarding the ownership of our Common Stock by:

s

 each person who is known by us to own more than 5% of our shares of common stock;

s

each of our named executive officers and directors; and

s

all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 89,205,828 shares of common stock outstanding as of February 26, 2013.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following February 26, 2013 subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Robert W. O’Brien 1511 S. Riegel Ct., Spokane, WA 99212	3,223,935	3.61%
Terrence J. Dunne 1224 W. Riverside Ave., Apt 1006 Spokane, WA 99201	7,972,585	8.94%
Daniel R. McKinney Sr. 607 S. Government Way, Spokane, WA 99224	1,400,000	1.57%
Matthew J. Colbert 724 E. Metler Lane, Spokane, WA 99218	100,000	0.11%
Gordon F. Lee 724 E. Metler Lane, Spokane, WA 99218	0	0.00%
Total of all executive officers and directors (5 individuals)	12,696,520	14.23%

Cougar Gold LLC(1) 1700 Lincoln St., Ste 2600, Denver, CO 80203	5,666,667	6.35%
Tony Alford(2) 7040 Interlaken Dr., Kernersville, NC 27284	6,751,440	7.57%

__________________________________________________

(1)

Cougar Gold LLC is a 5% or greater shareholder. The shares were verified by the schedule 13G filed with the Securities and Exchange Commission on June 16, 2008 and a shareholder of record report dated February 26, 2013 obtained from Columbia Stock Transfer Company.

(5)

Mr. Alford is not an Officer or Director of the Company but is a 5% or greater shareholder.  The shares were verified by a shareholder of record report dated February 26, 2013 obtained from Columbia Stock Transfer Company.

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees. As of December 31, 2012, the remaining number of shares available for issuance under the 2007 Stock Plan was 11,450,000.

During the years ended December 31, 2012 and 2011, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following table summarizes our equity compensation plan information as of December 31, 2012.  Information is included for equity compensation plans not approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	n/a
Equity compensation plans approved by security holders:
2007 Stock Plan	-	$-	11,450,000	(1)
Total	-	$-	11,450,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.  Previously there had been 550,000 shares of fully-vested common stock issued under the 2007 stock plan to three directors and one employee leaving 11,450,000 available at December 31, 2012.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2012 and 2011, and through the date of this report, the following related transactions occurred:

During the year ended December 31, 2012 there were no related transactions.

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

In determining the matter of independence, Messrs O’Brien and McKinney had no transactions, relationships or arrangements with the Company within the last three years. Mr. McKinney had shares granted to him as directors’ fees, and both Mr. O’Brien and Mr. McKinney had investment participation in the Company’s private placements on the same terms as all other investors in that offering.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q were $36,000 and $26,500, respectively.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

The Company incurred nil and $2,500 for professional services for tax compliance, tax advice and tax planning rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning for fiscal 2012 and 2011, respectively.

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

10.9	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC. Filed as Exhibit 10.6 with the Company’s 10-Q on August 11, 2008.
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval. Filed as Exhibit 10.9 with the Company’s 10-K on March 25, 2009.
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC. Filed as exhibit 10.1 with the Company’s 10-Q on May 18, 2011.
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited. Filed herewith
14	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008. Filed as Exhibit 14.1 with the Company’s 8-K on March 3, 2008.
21	Subsidiaries of the Issuer. Filed herewith
99	Gold Crest Mines, Inc., 2007 Stock Plan. Filed as Exhibit 99 with the Company’s 10-SB12G/A on August 6, 2007.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith.
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350. Filed herewith
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350. Filed herewith
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on April 16, 2013.

GOLD CREST MINES, INC.

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

Chief Executive Officer

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 16, 2013.

/s/ TERRENCE J. DUNNE	Chief Executive Officer, President and Director
Terrence J. Dunne
(Principal Executive Officer)
/s/ MATTHEW J. COLBERT	Chief Financial Officer, Secretary/Treasurer and Director
Matthew J. Colbert
(Principal Financial and Accounting Officer)
/s/ ROBERT W. O’BRIEN	Director
Robert W. O’Brien

43