Form 10-Q
period 2013-03-31
GOLD CREST MINES INC
filed 2013-05-20
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒NO  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ¨    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	¨		Accelerated filer	¨
Non-accelerated filer	¨	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ¨  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

At May 13, 2013, 89,305,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2013

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,711	$1,552
Total Current Assets	20,711	1,552
Equipment, net of accumulated depreciation
of $3,413 and $3,413, respectively	-	-
Mineral properties	11,373	11,373
TOTAL ASSETS	$32,084	$12,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$26,994	$26,713
Accrued liabilities	54,902	47,366
Loan from Afranex (Note 4)	65,213	25,213
Total Current Liabilities	147,109	99,292

Total Liabilities	147,109	99,292

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,305,828 and 89,205,828 shares issued
and outstanding, respectively	89,306	89,206
Additional paid-in capital	9,428,203	9,426,503
Accumulated deficit during exploration stage	(9,632,534)	(9,602,076)
Total Stockholders' Deficit	(115,025)	(86,367)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,084	$12,925

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended			From Inception
		March 31,		March 31,	January 11, 2005 to
		2013		2012	March 31, 2013

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Mineral lease option income		-		-	(30,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss on disposal of equipment		-		-	16,738
Legal and accounting expenses		11,267		29,244	627,847
Directors' fees		-		-	846,000
General and administrative		19,191		16,355	3,154,747
TOTAL OPERATING EXPENSES		30,458		45,599	9,856,334

LOSS FROM OPERATIONS		(30,458)		(45,599)	(9,856,334)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Gain realized from advances from Gold Crown		-		-	117,659
Interest expense		-		-	(22,560)
Gain on settlement of accounts payable		-		-	49,519
TOTAL OTHER INCOME (EXPENSE)		-		-	223,800

LOSS BEFORE INCOME TAXES		(30,458)		(45,599)	(9,632,534)
INCOME TAXES		-		-	-

NET LOSS		$(30,458)		$(45,599)	$(9,632,534)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		89,236,939		89,205,828

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months	Three Months	From Inception
	Ended	Ended	January 11, 2005 to
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,458)	$(45,599)	$(9,632,534)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	-	159	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	1,800	-	1,218,041
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss (gain) on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown	-	-	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Gain on settlement of accounts payable	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	7,817	21,789	136,031
Advances from Gold Crown	-	-	117,659
Net cash used by operating activities	(20,841)	(23,651)	(5,936,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash used by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	-	6,708,343
Loan from Afranex (Note 4)	40,000	-	90,426
Net cash provided by financing activities	40,000	-	7,000,069

Net change in cash and cash equivalents	19,159	(23,651)	20,711
Cash and cash equivalents, beginning of period	1,552	24,167	-
Cash and cash equivalents, end of period	$20,711	$516	$20,711

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

On August 1, 2006, Gold Crest acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006. Gold Crest’s sole asset on the merger date was cash of $7,456, which was accounted for as being acquired by Niagara in exchange for 14,600,100 common shares of Niagara. Niagara’s sole asset on the merger date was cash of $150,000 and its wholly owned subsidiary Kisa. Neither company had liabilities on the date of the merger. This transaction has been treated as a reverse merger, effectively as if Niagara had issued shares for consideration equal to the net monetary assets of Gold Crest. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Niagara, the accounting acquirer. On June 20, 2008, 100% of the issued and outstanding shares of Kisa were transferred from Niagara to the Company.

The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold.

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at March 31, 2013 may not be indicative of December 31, 2013.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of March 31, 2013 and December 31, 2012.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At March 31, 2013 and December 31, 2012, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net income (loss) per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At March 31, 2013 and December 31, 2012, there were zero common stock equivalents exercisable.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,632,534 through March 31, 2013. Another factor is that the Company has a negative current ratio of 0.14: 1 at March 31, 2013. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The following is a summary of the Company’s mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at March 31, 2013	Carrying Value at December 31, 2011
Southwest Kuskokwim Project
AKO	73	11,680	$ 2,543	$ 2,543
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
TOTAL Southwest Kuskokwim Project	230	35,240	$ 11,373	$ 11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	$ -	$ -

OVERALL TOTAL	274	42,280	$ 11,373	$ 11,373

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing. The commitments and annual assessments for 2013 will be due no later than November 30, 2013. See “Note 6. Commitments and Contingencies”.

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

The following is a breakdown of the main details of the Terms Sheet, which incorporates the final amendments to the terms sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000 (of which $65,000 was advanced to Gold Crest from Afranex as of March 31, 2013), and

b.

10,000,000 fully paid ordinary shares in the capital of Afranex at an issue price of AUD$0.20 per share, or that number of shares depending on the way Afanex decides to become an ASX-listed company. (Consideration Shares).

c.

2,500,000 unlisted options to be issued fully paid, ordinary shares in Afanex, exercisable at AUD$0.25 per option and expiring four years from the date of grant.

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

4.

Afranex may, by written notice to Gold Crest at any time up to June 30, 2015, elect to acquire all (and not part) of Gold Crest’s remaining fully paid, ordinary Kisa shares in return for the issue of AUD$500,000 worth of Afranex fully paid, ordinary shares if by IPO, or parent shares if Backdoor Listing (Option Shares).

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

During the three months ended March 31, 2013, the Company issued 100,000 shares of common stock to a director valued at $1,800.

There were no issuances of common stock during the three months ended March 31, 2012.

Common Stock Warrants

There was no warrant activity during the three months ended March 31, 2013 and no warrants were outstanding at March 31, 2013 or December 31, 2012.

Stock Options

During the three months ended March 31, 2013, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following is a summary of stock option activity from January 1, 2012 to March 31, 2013:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2012	5,280,000	$ 0.52
Granted	—	—
Exercised
Expired	(5,280,000)	0.52
Outstanding and exercisable at December 31, 2012	—	$ —
Options outstanding and exercisable at March 31, 2013	—	$ —

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,632,534 through March 31, 2013.  Another factor is that the Company has a negative current ratio of 0.14: 1 at March 31, 2013.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Our cash balance at March 31, 2013 was $20,711 versus$1,552 at December 31, 2012. This increase is primarily due the Company receiving $40,000 per the Loan with Afranex during the first quarter of 2013.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	March 31,	March 31,
	2013	2012	$ Change		% Change
REVENUES	$-	$-	$-	$
OPERATING EXPENSES:
Legal and accounting expenses	11,267	29,244	(17,977)		(61.5)%
General and administrative	19,191	16,355	2,836		17.3%
TOTAL OPERATING EXPENSES	30,458	45,599	(15,141)		(33.2)%
LOSS FROM OPERATIONS	(30,458)	(45,599)	15,141		(33.2)%
Interest income	-	-	-
Interest expense	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-
LOSS BEFORE TAXES	$(30,458)	$(45,599)	$15,141		$(33.2)%

Overview of Operating Results

Operating Expenses

The decrease of $15,141 in operating expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was a result of increased payroll expenses for increased work load for the three months ended March 31, 2012 and primarily due to the increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. also in the three months ended March 31, 2012.

Legal and Accounting Expenses

The decrease of $17,244 in legal and accounting expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was a result of increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. in the first quarter of 2012.

General and Administrative Expenses

The increase of $2,836 in general and administrative expenses during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to increased payroll expenses of approximately $2,250 in 2013 related to the issuance of shares for a director who is also an officer of the Company versus zero in 2012.  Another smaller factor was that consulting fees in 2013 were approximately $2,170 versus zero for the three months ended March 31, 2012.  These increases were offset slightly by zero edgar filing fees in the three months ended March 31, 2013 compared to $1,573 in the three months ended March 31, 2012

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2013, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLD CREST MINES, INC.

Date:  May 20, 2013

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

CEO

(Principal Executive Officer)

Date:  May 20, 2013

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)