Form 10-Q
period 2013-06-30
GOLD CREST MINES INC
filed 2013-08-14
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

At August 10, 2013, 90,055,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2013

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,499	$1,552
Total Current Assets	7,499	1,552
Equipment, net of accumulated depreciation
of $3,413 and $3,413, respectively	-	-
Mineral properties	11,373	11,373
TOTAL ASSETS	$18,872	$12,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$14,200	$26,713
Accrued liabilities	64,052	47,366
Loan from Afranex (Note 4)	80,213	25,213
Total Current Liabilities	158,465	99,292

Total Liabilities	158,465	99,292

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 89,305,828 and 89,205,828 shares issued
and outstanding, respectively	89,306	89,206
Additional paid-in capital	9,428,203	9,426,503
Accumulated deficit during exploration stage	(9,657,102)	(9,602,076)
Total Stockholders' Deficit	(139,593)	(86,367)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,872	$12,925

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
		Three Months Ended				Six Months Ended			From Inception
		June 30,		June 30,		June 30,		June 30,	January 11, 2005
		2013		2012		2013		2012	to June 30, 2013
REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-		-		-	4,352,387
Settlement of drilling contract		-		-		-		-	161,813
Abandonment of mineral lease		-		-		-		-	83,600
Gain on sale of mineral lease		-		-		-		-	(16,875)
Mineral lease option income		-		-		-		-	(30,000)
Impairment of mineral properties
and royalty interest		-		-		-		-	616,875
Impairment of investment in Golden Lynx LCC		-		-		-		-	43,202
Loss on disposal of equipment		-		-		-		-	16,738
Legal and accounting expenses		2,216		2,217		13,483		31,461	630,063
Directors' fees		-		-		-		-	846,000
General and administrative		22,352		13,897		41,543		30,252	3,177,099
TOTAL OPERATING EXPENSES		24,568		16,114		55,026		61,713	9,880,902

LOSS FROM OPERATIONS		(24,568)		(16,114)		(55,026)		(61,713)	(9,880,902)

OTHER INCOME (EXPENSE):
Interest income		-		-		-		-	79,182
Gain realized from advances from Gold Crown		-		117,659		-		117,659	117,659
Interest expense		-		-		-		-	(22,560)
Gain on settlement of accounts payable		-		-		-		-	49,519
TOTAL OTHER INCOME (EXPENSE)		-		117,659		-		117,659	223,800

INCOME (LOSS) BEFORE INCOME TAXES		(24,568)		101,545		(55,026)		55,946	(9,657,102)
INCOME TAXES		-		-		-		-	-
NET INCOME (LOSS)		$(24,568)		$101,545		$(55,026)		$55,946	$(9,657,102)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		89,305,828		89,205,828		89,272,574		89,205,828

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months	Six Months	From Inception
	Ended	Ended	January 11, 2005 to
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(55,026)	$55,946	$(9,657,102)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	-	159	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	1,800	-	1,218,041
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown	-	(117,659)	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Gain on settlement of accounts payable	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	6,673	37,442	160,100
Advances from Gold Crown	-	-	117,659
Net cash used by operating activities	(46,553)	(24,112)	(5,937,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash used by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	-	6,708,343
Payments of financing fees	(2,500)	-	(2,500)
Loan from Afranex (Note 4)	55,000	-	80,213
Net cash provided by financing activities	52,500	-	6,987,356

Net change in cash and cash equivalents	5,947	(24,112)	7,499
Cash and cash equivalents, beginning of period	1,552	24,167	-
Cash and cash equivalents, end of period	$7,499	$55	$7,499

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at June 30, 2013 may not be indicative of December 31, 2013.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents and the loan from Afranex approximated their fair values as of June 30, 2013 and December 31, 2012.

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

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At June 30, 2013 and December 31, 2012, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net income (loss) per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At June 30, 2013 and June 30, 2012, there were zero common stock equivalents exercisable.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,657,102 through June 30, 2013. Another factor is that the Company has a negative current ratio of 0.05: 1 at June 30, 2013. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

The following is a summary of the Company’s mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at June 30, 2013	Carrying Value at December 31, 2012
Southwest Kuskokwim Project
AKO	73	11,680	$ 2,543	$ 2,543
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
TOTAL Southwest Kuskokwim Project	230	35,240	$ 11,373	$ 11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	$ -	$ -

OVERALL TOTAL	274	42,280	$ 11,373	$ 11,373

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

North Fork Option Master Earn-in Agreement

On January 27, 2010, the Company, through its wholly owned subsidiary, Kisa signed an option agreement with North Fork Resources Pty Ltd (“North Fork”), a company related to Afranex Gold Limited (“Afranex”) in that they are managed by key executives and directors of each company.  See “Afranex Terms Sheet”.   The agreement grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area (“The Projects”).

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

Afranex Terms Sheet

On June 5, 2012, and later amended on August 28, 2012 and February 13, 2013, the Company signed a Terms Sheet with Afranex, a company related to the Company’s joint venture partner North Fork. On February 26, 2013, and later amended on March 26, 2013 and again on June 5, 2013 (see exhibit 10.1), the Company executed a new version of the Terms Sheet with Afranex wherein Afranex proposed to purchase up to 100% of Kisa, Gold Crest’s wholly owned subsidiary, in one of two proposed options.  Afranex is an Australian corporation with principal executive offices located at Suite 8, 7 The Esplanade, Mount Pleasant W. Australia.  The Kisa common shares represent 100% ownership of the capital stock of Kisa.

Kisa’s only assets include the Company’s Southwest Kuskokwim Project and the Buckstock Project areas which consist of exploration properties in southwest Alaska comprised of 42,280 acres of State of Alaska-owned lands.

One option is if the Company sells 100% of its ownership interest in Kisa to Afranex, Afranex would pay Gold Crest 12,500,000 shares of Afranex stock valued at AUD$0.20 per share and grant Gold Crest an Afranex ordinary share 4-year option to purchase 3,125,000 shares exercisable at AUD$0.25 per share.

Alternatively, if the Company sells 80% of its Kisa shares to Afranex, Afranex would pay Gold Crest 10,000,000 ordinary shares of Afranex stock valued at AUD$0.20 per share and grant Afranex an option to purchase the remaining 20% of the Kisa shares in consideration for Afranex ordinary shares valued at $500,000, on or before June 30, 2015.  Gold Crest would be granted a 4-year option to purchase 2,500,000 ordinary Afranex shares at a price of AUD$0.25 per share.

The following is a breakdown of the main details of the Terms Sheet, which incorporates the final amendments to the terms sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000 (of which $25,000 was advanced to Gold Crest from Afranex as of December 31, 2012 and a total of $80,000 as of June 30, 2013, and

b.

One option is if the Company sells 80% of its ownership interest in Kisa to Afranex, Afranex would issue Gold Crest 10,000,000 fully paid ordinary shares in the capital of Afranex at an issue price of AUD$0.20 per share, or that number of shares depending on the way Afanex decides to become an ASX-listed company (Consideration Shares) and grant Gold Crest 2,500,000 unlisted options to be issued fully paid, ordinary shares in Afanex, exercisable at AUD$0.25 per option and expiring four years from the date of grant.

c.

The alternative option would be if the Company sells 100% of its ownership interest in Kisa to Afranex, Afranex would pay Gold Crest 12,500,000 shares of Afranex stock valued at AUD$0.20 per share and grant Gold Crest an Afranex ordinary share 4-year option to purchase 3,125,000 shares exercisable at AUD$0.25 per share.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

2.

Completion of the Acquisition is conditional on the satisfaction (or waiver by the parties) of the certain conditions precedent such as due diligence by Afranex on Kisa, the approval of the board of Afranex as well as the approval of the shareholders of Gold Crest among other conditions.  If these conditions are not satisfied or waived by January 31, 2014, this term sheet agreement will expire.

3.

Settlement of the Acquisition will occur on that date which is five business days of satisfaction (or waiver) of the conditions precedent.  At settlement of (b) or (c), Afranex will settle the consideration set forth above and Gold Crest will deliver the respective number of Kisa shares.  In the event the Company only sells Afranex 80% of the Kisa shares, Gold Crest agrees that an incorporated joint venture is created between Afranex or Parent and Gold Crest in relation to Kisa on the terms and conditions of the joint venture, which, upon the commencement date, the initial shareholding interests in Kisa will be 80% Afranex and 20% Gold Crest.

4.

If Gold Crest sells 80% of Kisa to Afranex, Afranex may, by written notice to Gold Crest at any time up to June 30, 2015, elect to acquire all (and not part) of Gold Crest’s remaining fully paid Kisa shares in return for the issue of AUD$500,000 worth of Afranex fully paid, ordinary shares if by IPO, or parent shares if Backdoor Listing, which is a corporate finance term that has the same meaning as reverse merger, reverse listing or reverse IPO (Option Shares).

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

Per the terms of the original Loan, the Company agrees to repay the loan in full within six (6) months, extended to January 31, 2013 per the first variation to the Loan, or agrees that the funds will be deducted from the $100,000 cash payment that forms part of the agreed consideration to purchase the Company’s wholly owned subsidiary, Kisa. The Company received the entire proceeds of the Loans in the third and fourth quarters and recorded the funds as a current liability.

On February 13, 2013, the Company signed a second deed of variation to the Loan which increased the Loan amount from $25,000 to $80,000.   The due date was also extended out to June 30, 2013.  As of June 30, 2013, the Company had received the entire $80,000 and recorded the funds as a current liability.  The funds are intended to be deducted from the $100,000 consideration per the Afranex terms sheet which subsequently was extended out to January 31, 2014 and on July 26, 2013, per the Third deed of variation to the loan facility agreement, (see exhibit 10.1), the current liability of $80,000 has been extended out to January 31, 2014 also. See “Afranex Terms sheet” above for further details.

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

During the six months ended June 30, 2013, the Company issued 100,000 shares of common stock to a director valued at $1,800.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

There were no issuances of common stock during the six months ended June 30, 2012.

Common Stock Warrants

There was no warrant activity during the three months ended June 30, 2013 and no warrants were outstanding at June 30, 2013 or December 31, 2012.

Stock Options

During the six months ended June 30, 2013, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following is a summary of stock option activity from January 1, 2012 to June 30, 2013:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2012	5,280,000	$ 0.52
Granted	—	—
Exercised
Expired	(5,280,000)	0.52
Outstanding and exercisable at December 31, 2012	—	$ —
Options outstanding and exercisable at June 30, 2013	—	$ —

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

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined. The labor year for the claims begins on September 1 and ends the following September 1. The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the amount of $105,700 by September 1, 2013 with the possibility, depending on any qualified carry-over amounts that can be applied to the labor year ending September 1, 2013 on certain claim groups, will need to be performed by the September 1, 2013 deadline. If these labor requirements are not met by the due date, the claims will be considered abandoned. The commitments and annual assessments for 2013 will be due no later than November 30, 2013.

Per verbal discussions with the Company’s joint venture partner, North Fork, it is their intention to make all payments necessary to keep the claims in good standing.  The Master Earn-In Agreement requires that notice would have to be given by August 1, 2013 if their intent were not to pay the rental fees or perform the required labor.

NOTE 7.  Subsequent Events

Private Placement

On July 22, 2013 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.02 per share for a maximum of $50,000 in proceeds.  As of the date of this filing, the Company had issued 1,750,000 shares raising a total of $35,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.  The offering is scheduled to end on August 15, 2013, unless extended by the Company for up to an additional 90 days.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,657,102 through June 30, 2013.  Another factor is that the Company has a negative current ratio of 0.05: 1 at June 30, 2013.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On June 5, 2012, the Company, through its wholly owned subsidiary, Kisa signed a Terms Sheet with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork, which sets out the terms on which Afranex agrees to acquire up to 100% of the shares in Kisa. On February 13, 2013 an amendment was signed changing certain terms, most notably, changing the initial acquisition of only 80% of the shares of Kisa with an option to acquire the remaining 20% at any time up to June 30, 2015 for additional consideration.  See “Note 4. Mineral Properties – Afranex Term Sheet” to our consolidated financial statements for further details.

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) with Afranex for $15,000, and amendment on October 26, 2012 for an additional $10,000 all received before December 31, 2012. On February 13, 2013 another amendment was signed increasing the loan amount from $25,000 to $80,000.  Per the date of this filing, the Company has received the entire $80,000. See “Note 4. Mineral Properties – Afranex Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

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

Our cash balance at June 30, 2013 was $7,499 versus $1,552 at December 31, 2012. This increase is primarily due the Company receiving $55,000 per the Loan with Afranex during the first six months of 2013 to cover operating expenses.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and June 30, 2012:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and six months ended June 30, 2013 compared with the three and six months ended June 30, 2012. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	June 30,	June 30,
	2013	2012	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Legal and accounting expenses	2,216	2,217	(1)	(0.0)%
General and administrative	22,352	13,897	8,455	60.8%
TOTAL OPERATING EXPENSES	24,568	16,114	8,454	52.5%
LOSS FROM OPERATIONS	(24,568)	(16,114)	(8,454)	52.5%
Interest income	-	-	-	-
Gain realized from advances from Gold Crown	-	117,659	(117,659)	(100.0)%
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	117,659	(117,659)	(100.0)%
LOSS BEFORE TAXES	$(24,568)	$101,545	$(126,113)	$(124.2)%
	The Six Months Ended
	June 30,	June 30,
	2013	2012	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Legal and accounting expenses	13,483	31,461	(17,978)	(57.1)%
General and administrative	41,543	30,252	11,291	37.3%
TOTAL OPERATING EXPENSES	55,026	61,713	(6,687)	(10.8)%
LOSS FROM OPERATIONS	(55,026)	(61,713)	6,687	(10.8)%
Interest income	-	-	-	-
Gain realized from advances from Gold Crown	-	117,659	(117,659)	(100.0)%
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	117,659	(117,659)	(100.0)%
LOSS BEFORE TAXES	$(55,026)	$55,946	$(110,972)	$(198.4)%

Overview of Operating Results

Operating Expenses

The decrease of $6,687 in operating expenses during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was a result of increased payroll expenses for increased work load for the six months ended June 30, 2012 and primarily due to the increased audit fees related to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. also in the six months ended June 30, 2012.

Legal and Accounting Expenses

The decrease of $17,978 in legal and accounting expenses during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was a result of increased audit fees due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. in the first quarter of 2012.

General and Administrative Expenses

The increase of $11,291 in general and administrative expenses during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to increases in several categories such as an increase in payroll expenses of approximately $2,250 in 2013 related to the issuance of shares for a director who is also an officer of the Company versus zero in 2012.  There were expenses of $2,500 in financing fees related to due diligence in raising capital in the first six months of 2013 versus zero in 2012.  Another factor was that consulting fees in 2013 were approximately $2,170 versus zero for the same six months ended June 30, 2012.  Federal and state tax returns were $1,590 higher in the first six months ended June 30, 2013 versus Zero in 2012 as we caught up on our federal and state tax return filings in 2013.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2013, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350
10.1	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited originally filed with the registrant’s Form 10K on April 16, 2013. Filed herewith.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  August 14, 2013

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

CEO

(Principal Executive Officer)

Date:  August 14, 2013

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)