Form 10-Q
period 2013-09-30
GOLD CREST MINES INC
filed 2013-11-14
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ¨    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	¨		Accelerated filer	¨
Non-accelerated filer	¨	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ¨  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

At November 10, 2013, 91,805,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Information and Footnotes.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,518	$1,552
Total Current Assets	2,518	1,552
Equipment, net of accumulated depreciation
of $3,413 and $3,413, respectively	-	-
Mineral properties	11,373	11,373
TOTAL ASSETS	$13,891	$12,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$22,956	$26,713
Accrued liabilities	63,245	47,366
Loan from Afranex (Note 4)	80,213	25,213
Total Current Liabilities	166,414	99,292

Total Liabilities	166,414	99,292

Commitments and contingencies (Note 6)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 91,805,828 and 89,205,828 shares issued
and outstanding, respectively	91,806	89,206
Additional paid-in capital	9,475,703	9,426,503
Accumulated deficit during exploration stage	(9,720,032)	(9,602,076)
Total Stockholders' Deficit	(152,523)	(86,367)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,891	$12,925

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
		Three Months Ended				Nine Months Ended			From Inception
		September 30,		September 30,		September 30,		September 30,	January 11, 2005
		2013		2012		2013		2012	to September 30, 2013
REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-		-		-	4,352,387
Settlement of drilling contract		-		-		-		-	161,813
Abandonment of mineral lease		-		-		-		-	83,600
Gain on sale of mineral lease		-		-		-		-	(16,875)
Mineral lease option income		-		-		-		-	(30,000)
Impairment of mineral properties
and royalty interest		-		-		-		-	616,875
Impairment of investment in Golden Lynx LCC		-		-		-		-	43,202
Loss on disposal of equipment		-		-		-		-	16,738
Legal and accounting expenses		17,889		2,355		31,372		33,816	647,952
Directors' fees		-		-		-		-	846,000
General and administrative		45,041		16,113		86,584		46,365	3,222,140
TOTAL OPERATING EXPENSES		62,930		18,468		117,956		80,181	9,943,832

LOSS FROM OPERATIONS		(62,930)		(18,468)		(117,956)		(80,181)	(9,943,832)

OTHER INCOME (EXPENSE):
Interest income		-		-		-		-	79,182
Gain realized from advances from Gold Crown		-		117,659		-		117,659	117,659
Interest expense		-		-		-		-	(22,560)
Gain on settlement of accounts payable		-		-		-		-	49,519
TOTAL OTHER INCOME		-		117,659		-		117,659	223,800

INCOME (LOSS) BEFORE INCOME TAXES		(62,930)		99,191		(117,956)		37,478	(9,720,032)
INCOME TAXES		-		-		-		-	-
NET INCOME (LOSS)		$ (62,930)		$ 99,191		$(117,956)		$37,478	$ (9,720,032)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED	$	(Nil)	$	Nil	$	(Nil)	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		90,854,741		89,205,828		89,805,095		89,205,828

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months	From Inception
	Ended	Ended	January 11, 2005 to
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(117,956)	$37,478	$(9,720,032)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	-	159	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	1,800	-	1,218,041
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown	-	(117,659)	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Gain on settlement of accounts payable	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	12,122	42,845	165,549
Advances from Gold Crown	-	-	117,659
Net cash used by operating activities	(104,034)	(37,177)	(5,994,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash used by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	50,000	-	6,758,343
Loan from Afranex (Note 4)	55,000	15,278-	80,213
Net cash provided by financing activities	105,000	15,278	7,039,856

Net change in cash and cash equivalents	966	(21,899)	2,518
Cash and cash equivalents, beginning of period	1,552	24,167	-
Cash and cash equivalents, end of period	$2,518	$2,268	$2,518

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at September 30, 2013 may not be indicative of December 31, 2013.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents and the loan from Afranex approximated their fair values as of September 30, 2013 and December 31, 2012.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At September 30, 2013 and December 31, 2012, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net income (loss) per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At September 30, 2013 and September 30, 2012, there were zero common stock equivalents exercisable.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,720,032 through September 30, 2013. Another factor is that the Company has a negative current ratio of 0.02: 1 at September 30, 2013. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Afranex Terms Sheet

On June 5, 2012, and later amended on August 28, 2012 and February 13, 2013, the Company signed a Terms Sheet with Afranex, a company related to the Company’s joint venture partner North Fork. On February 26, 2013, and later amended on March 26, 2013 and again on June 5, 2013,  the Company executed a new version of the Terms Sheet with Afranex wherein Afranex proposed to purchase up to 100% of Kisa, Gold Crest’s wholly owned subsidiary, in one of two proposed options.  Afranex is an Australian corporation with principal executive offices located at Suite 8, 7 The Esplanade, Mount Pleasant W. Australia.  The Kisa common shares represent 100% ownership of the capital stock of Kisa.

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

The following is a breakdown of the main details of the Terms Sheet, which incorporates the final amendments to the terms sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000 (of which $25,000 was advanced to Gold Crest from Afranex as of December 31, 2012 and a total of $80,000 as of September 30, 2013, and

b.

One option is if the Company sells 80% of its ownership interest in Kisa to Afranex, Afranex would issue Gold Crest 10,000,000 fully paid ordinary shares in the capital of Afranex at an issue price of AUD$0.20 per share, or that number of shares depending on the way Afranex decides to become an ASX-listed company (Consideration Shares) and grant Gold Crest 2,500,000 unlisted options to be issued fully paid, ordinary shares in Afranex, exercisable at AUD$0.25 per option and expiring four years from the date of grant.

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

On February 13, 2013, the Company signed a second deed of variation to the Loan which increased the Loan amount from $25,000 to $80,000.   The due date was also extended out to June 30, 2013.  As of September 30, 2013, the Company had received the entire $80,000 and recorded the funds as a current liability.  The funds are intended to be deducted from the $100,000 consideration per the Afranex terms sheet which subsequently was extended out to January 31, 2014 and on July 26, 2013, per the Third deed of variation to the loan facility agreement, the current liability of $80,000 has been extended out to January 31, 2014 also. See “Afranex Terms sheet” above for further details.

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

During the nine months ended September 30, 2013, the Company had the following issuances of common stock:

On March 1, 2013, the Company issued 100,000 shares of common stock to a director valued at $1,800.

On July 22, 2013 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.02 per share for a maximum of $50,000 in proceeds.  The offering scheduled ended on August 15, 2013 and as of that date the Company had issued the full 2,500,000 shares raising a total of $50,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

There were no issuances of common stock during the nine months ended September 30, 2012.

Common Stock Warrants

There was no warrant activity during the three months ended September 30, 2013 and no warrants were outstanding at September 30, 2013 or December 31, 2012.

Stock Options

During the nine months ended September 30, 2013, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following is a summary of stock option activity from January 1, 2012 to June 30, 2013:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2012	5,280,000	$ 0.52
Granted	—	—
Exercised	—	—
Expired	(5,280,000)	0.52
Outstanding and exercisable at December 31, 2012	—	$ —
Options outstanding and exercisable at September 30, 2013	—	$ —

NOTE 6.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land. Annual rental payments in the amount of $73,710 for these claims are due by November 30, 2013. If these rental payments are not paid by the due date, the claims will be considered abandoned.

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

NOTE 7.  Subsequent Events

North Fork Option Extension

On October 31, 2013 a verbal agreement was reached between North Fork and the Company whereas North Fork agreed to pay Gold Crest an extension fee of $30,000 to extend the date where the first $3,000,000 earn-in is to be expended out until October 31, 2014 from the original date of October 31, 2013.  Per the terms of the agreement North Fork can earn a 51% interest in The Projects by the expenditure of $3,000,000 by the new due date of October 31, 2014.  All other terms of the agreement remain unchanged.  A written amendment is forthcoming.

On November 5, 2013 the Company received the extension fee of $30,000 from North Fork and it will be recognized as income during the year ended December 31, 2013.

Board of Directors

Effective as of November 6, 2013, the Company received a letter of resignation from Robert W. O’Brien as a Director of the Company.

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

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,720,032 through September 30, 2013. Another factor is that the Company has a negative current ratio of 0.02: 1 at September 30, 2013.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing.

In southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. ("Kisa") controls or has interests in nine claim blocks consisting of 274 State of Alaska mining claims covering 42,280 acres.

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

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) with Afranex for $15,000, and amendment on October 26, 2012 for an additional $10,000 all received before December 31, 2012. On February 13, 2013 another amendment was signed increasing the loan amount from $25,000 to $80,000.  The $80,000 is due and payable on, or before January 31, 2014.  As of the date of this filing, the Company has received the entire $80,000. See “Note 4. Mineral Properties – Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

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

Our cash balance at September 30, 2013 was $2,518 versus $1,552 at December 31, 2012. This increase is primarily due the Company receiving $55,000 under the Afranex Loan Facility Agreement and the raising $50,000 in a private placement during the first nine months of 2013 to cover operating expenses.

Future Outlook

Based on the current market environment and our low share price it is not likely we will be able to raise enough money through a private placement of our common stock to fully implement our business plan.

We continue to proceed with our joint venture partner, North Fork, who continues to expend funds under the master earn-in agreement and just completed another season of exploration in the Company’s Southwest Kuskokwim Project area.  On October 31, 2013 a verbal agreement was reached whereas North Fork agreed to pay Gold Crest an extension fee of $30,000, which was received on November 5, 2013, to extend the date where the first $3,000,000 earn-in is to be expended out until October 31, 2014.  See “Note 7. Subsequent Events – North Fork Option Extension” to our consolidated financial statements for further details.

We are currently also working towards an agreement with Afranex for them to acquire up to 100% of the shares in Kisa which will bring in capital related to the transaction, of which we are currently receiving advances on.  See “Note 4. Mineral Properties – Afranex Term Sheet and Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and September 30, 2012:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 compared with the three and nine months ended September 30, 2012. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Legal and accounting expenses	17,889	2,355	15,534	659.6%
General and administrative	45,041	16,113	28,928	179.5%
TOTAL OPERATING EXPENSES	62,930	18,468	44,462	240.8%
LOSS FROM OPERATIONS	(62,930)	(18,468)	(44,462)	240.8%
Interest income	-	-	-	-
Gain realized from advances from Gold Crown	-	117,659	(117,659)	(100.0)%
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	117,659	(117,659)	(100.0)%
LOSS BEFORE TAXES	$(62,930)	$99,191	$(162,121)	(163.4)%

	The Nine Months Ended
	September 30,	September 30,
	2013	2012	$ Change	% Change
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Legal and accounting expenses	31,372	33,816	(2,444)	(7.2)%
General and administrative	86,584	46,365	40,219	86.7%
TOTAL OPERATING EXPENSES	117,956	80,181	37,775	47.1%
LOSS FROM OPERATIONS	(117,956)	(80,181)	(37,775)	47.1%
Interest income	-	-	-	-
Gain realized from advances from Gold Crown	-	117,659	(117,659)	(100.0)%
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	117,659	(117,659)	(100.0)%
LOSS BEFORE TAXES	$(117,956)	$37,478	$(155,434)	$(414.7)%

Overview of Operating Results

Operating Expenses

The increase of $37,775 in operating expenses during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily a result in financing fees being approximately $33,000 higher in the nine months ending September 30, 2013 due to increased efforts to raise funds to pursue new projects, approximately $9,800 in legal fees incurred in the third quarter of 2013, and to a lesser extent, a result of increased payroll expenses for increased work load for the nine months ended September 30, 2013.  This increase was partially offset by approximately $12,500 lower audit fees in 2013 compared to the same time period in 2012 because in 2012 there was extra due diligence associated with the possible business combination transaction with Gold Crown, Inc.

Legal and Accounting Expenses

There was a slight decrease of $2,444 in legal and accounting expenses during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of approximately $12,500 in lower audit fees in 2013 due to the due diligence associated with the possible business combination transaction with Gold Crown, Inc. in the first quarter of 2012.   The decrease was offset by approximately $9,800 due to higher legal fees in the third quarter of 2013 versus zero in 2012.

General and Administrative Expenses

The increase of $40,219 in general and administrative expenses during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to financing fees being approximately $33,000 higher in the nine months ending September 30, 2013 due to increased efforts to raise funds to pursue new projects, approximately $9,800 higher legal fees incurred in the third quarter of 2013, and to a lesser extent, a result of increased payroll expenses for increased work load for the nine months ended September 30, 2013.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2013, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable to Smaller Reporting Companies

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period July 22, 2013 through August 15, 2013 the Company sold 2,500,000 common shares to two accredited investors for a total of $50,000 or $0.02 per share.  The shares were sold pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Act"),  in a private non-public transaction and deemed restricted securities which may not be publicly resold absent registration under the Act or an exemption from registration.

ITEM 3.  Defaults upon Senior Securities

None

ITEM 4.  Mine Safety Disclosures.

None.

ITEM 5.  OTHER INFORMATION.

Afranex Loan Facility Agreement:

On July 26, 2013 we executed the third deed of variation to the Agreement.  This variation extended the Afranex term sheet closing date for the  proposed Kisa sale transaction to January 31, 2014 and provided that the $80,000 loan would be deducted from the $100,000 down payment due from Afranex at the proposed closing.

Summary Agreement Prior Variations

On February 13, 2013, a second deed of variation to the Agreement was executed increasing the loan amount from $25,000 to  $80,000 with the due date extended to June 30, 2013.

On October 26, 2012, we executed a first deed of variation to the Agreement and increased the loan amount from $15,000  to $25,000 and extended the repayment date to January 31, 2013.

On July 26, 2012, we entered into Loan Facility Agreement (the "Agreement") with Afranex Gold Limited.  This provided the Company with a $15,000 loan repayable within six months.

Afranex Term Sheet

On June 5, 2013, we amended Clause 4 of the Term Sheet with Afranex Gold Limited extending the dated from June 30, 2013 to January 31, 2014.  Clause 4 states that the closing of their proposed acquisition of Kisa Gold was subject to the completion of Afranex's "due diligence".    This closing is also subject to future Gold Crest Mining shareholder approval.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350
10.1

Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited originally filed with the registrant’s Form 10K on April 16, 2013.  Filed as exhibit 10.1 with the Company’s 10-Q on August 14, 2013.

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

Date:  November 13, 2013

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

CEO

(Principal Executive Officer)

Date:  November 13, 2013

By:  /s/ Matt J. Colbert

Matt J. Colbert

CFO

(Principal Financial Officer)