Form 10-K
period 2013-12-31
GOLD CREST MINES INC
filed 2014-04-10
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark one)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ¨  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter Bulletin Board was $1,925,736.

At March 31, 2014, 91,805,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

ANNUAL REORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

TABLE OF CONTENTS

PART I

3

ITEM 1.

BUSINESS

3

ITEM 1A.

RISK FACTORS

5

ITEM 1B.

UNRESOLVED STAFF COMMENTS

5

ITEM 2.

PROPERTIES

6

ITEM 3.

LEGAL PROCEEDINGS

13

ITEM 4.

MINE SAFETY DISCLOSURES

13

PART II

13

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

13

ITEM 6.

SELECTED FINANCIAL DATA

14

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

14

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

18

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

40

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

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ended December 31, 2013 and 2012, The Company did not directly spend any money on exploration activities. Currently all expenses are being incurred by our joint venture partner as part of their earn-in process. See “Note 4. Mineral Properties – North Fork Option Master Earn-in Agreement” to our consolidated financial statements for further details.

Employees

The Company’s total number of employees is 2, which includes the CEO/President and the CFO.  The CEO and President titles are held by the same individual. The CFO and CEO/President work part time. We intend to utilize the services of consultants and contractors to provide additional services to the Company as needed.

Company Website

In October of 2012, the Company was unable to pay the dues for the domain name of www.goldcrestminesinc.com due to financial constraints.  As a result, the Company’s domain name was lost and was then purchased by a third party.  Any further references to the website www.goldcrestminesinc.com cannot be relied upon for information on our Company.  Until notified otherwise, the Company does not intend to have a presence on the World Wide Web.

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

The following is a breakdown of the proposed earn-in terms:

1.

The initial interest at the time North Fork exercises its option to earn into the “Projects” will be as follows:

a.

Gold Crest Mines, Inc. – 100%

b.

North Fork – 0%

2.

North Fork can acquire a 51% interest in one or more “Projects” by making an aggregate of $3,000,000 of Exploration Expenditures on or for the benefit of the claims on or before October 31, 2014.

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

•

On March 28, 2011 the Company executed a Master Earn-In agreement with North Fork to explore for gold deposits on Kisa’s claim blocks. Work completed by North Fork over the 2010, 2011, 2012 and 2013 seasons comprised the following;

o

Rock chip and soil sampling, as well as mapping at Luna

o

Rock chip and stream sediment sampling at AKO

o

Re-assay of drill core from Kisa

o

Pegging of joiner claims at AKO, to combine the AKO, Little Swift and Gold Creek claims

o

Rock chip, soil and stream sediment sampling at Chilly

o

Rock chip sampling at Gossan Valley

o

Work on compiling data for a National Instrument 43-101.

•

The following is work that is proposed by North Fork for the 2014 exploration season;

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the main soil and rock chip anomalies as confirmation of previous work. In addition, two joiner claims were pegged to connect AKO with the adjacent Little Swift and Gold Creek claim blocks. In the future, assessment work will be combined for the larger AKO claim block. During 2011, North Fork revisited the area with an independent geo and re-sampled some of the higher grade rock chips from the previous year.  All work performed in 2013 and 2012 was focused on compiling data for a National Instrument 43-101.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of rock chip sampling and prospecting. The project area is predominantly covered by a blanket of till, meaning outcrop is limited to where streams incise into the till layer and expose the underlying bedrock. During 2011, North Fork continued with rock chip sampling and prospecting, as well as completed a number of soil sampling traverses in an attempt to define drill targets for testing during 2012. Work performed in 2013 and 2012 was focused mainly on compiling data for a National Instrument 43-101 and permitting for exploration drilling programs.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the drill core from the previous holes, in storage in Bethel, Alaska. A total of 26 samples were selected from intervals where anomalous Au had been reported. All work performed in 2013 and 2012 related to compiling data for a National Instrument 43-101.

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

During 2008, four drill holes were completed totaling 3,227.5 feet and cut thick intervals of moderately to strongly altered and weakly gold mineralized sediments and intrusives. All the holes bottomed in hornfels indicating proximity to a larger intrusive body at depth which is still untested by drilling. Geologic mapping and soil and rock sampling were completed along favorable trends. Detailed sampling and structural analysis indicates the main mineralized zone, exposed on steep nearly inaccessible cliffs, was not completely tested by the 2008 drilling, in part due to difficulties in establishing a stable drill platform on the steep slopes. Detailed continuous rock chip sampling across the mineralized zone exposed on the cliffs outlined a zone approximately 30 meters true thickness averaging 1 part per million (0.029 ounces per ton)

The Golden Alder Target consists of a linear fault zone exposed along the bottom and valley walls of a small drainage over a strike length of approximately 600 meters. Soils collected over covered areas on the valley walls and adjacent uplands suggests the zone may be as wide as 200 meters. A pronounced circular airborne geophysical anomaly underlies a portion of the fault system and its projection into an alluvium covered area and may represent a leakage halo emanating from a potentially mineralized intrusion at depth over 1.5 parts per million (0.044 ounces per ton) gold. During 2008, additional soil and rock sampling surveys were completed with encouraging results. All work performed in 2013 and 2012 related to compiling data for a National Instrument 43-101.

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

In 2010, work performed by our current joint venture partner, North Fork consisted of re-sampling of the main soil anomaly and also completed stream sediment sampling surrounding the claim block. During 2011, North Fork planned to complete a detailed helimag survey over the claim block, but this was postponed after several attempts to complete the survey were curtailed by bad weather. Work performed in 2013 and 2012 was focused mainly on compiling data for a National Instrument 43-101 and preliminary data processing of control tie-lines for the helimag survey.

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

Year	Quarter	High Closing	Low Closing
2012	First Quarter	$0.04	$0.02
	Second Quarter	$0.04	$0.02
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.04	$0.01
2013	First Quarter	$0.03	$0.01
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.02	$0.01

Shareholders

As of February 20, 2014, there were approximately 736 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees. As of December 31, 2013, the remaining number of shares available for issuance under the 2007 Stock Plan was 11,450,000.

During the years ended December 31, 2013 and 2012, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following table summarizes our equity compensation plan information as of December 31, 2013.  Information is included for equity compensation plans not approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	n/a
Equity compensation plans approved by security holders:
2007 Stock Plan	-	$-	11,350,000	(1)
Total	-	$-	11,350,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.  There has been 650,000 shares of fully-vested common stock issued under the 2007 stock plan to three directors and one employee leaving 11,350,000 available at December 31, 2013.

Unregistered Sales of Equity Securities

During the year ended December 31, 2013, the company had the following unregistered sales of equity securities:

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various statements regarding our current strategies, financial position, results of operations, cash flows, operating and financial trends and uncertainties, as well as certain forward-looking statements regarding our future expectations. When used in this discussion, words such as "anticipate," "believe," "estimate," "expect," "could," "may," "will," "should," "plan," "predict," "potential," and similar expressions are intended to identify such forward-looking statements. Our forward- looking statements are based on our current expectations and are subject to numerous risks and uncertainties. As such, our actual future results, performance or achievements may differ materially from the results expressed in, or implied by, our forward-looking statements. Please refer to our "Risk Factors" elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We assume no future obligation to update our forward-looking statements or to provide periodic updates or guidance.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,708,021 through December 31, 2013. Another factor is that the Company has a negative current ratio of 0.10: 1 at December 31, 2013. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) with Afranex for $15,000, and amendment on October 26, 2012 for an additional $10,000 all received before December 31, 2012. On February 13, 2013 another amendment was signed increasing the loan amount from $25,000 to $80,000.  The due date was extended out to June 30, 2013 and then on July 26, 2013, per the third deed of variation to the loan facility agreement, the due date was again extended out to January 31, 2014.  As of the date of this filing, the Company has received the entire $80,000. See “Note 4. Mineral Properties – Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

Board of Directors

Effective November 6, 2013, the Board of Directors accepted the resignation of Robert O’Brien as a Director of the Company.  Mr. O’Brien had served as a director of the Company since 2004.

Comparison of the Years Ended December 31, 2013 and December 31, 2012:

Results of Operations

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the year ended December 31, 2013 compared with the year ended December 31, 2012. These tables are provided to assist in assessing differences in our overall performance:

	The Year Ended
	December 31,	December 31,
	2013	2012	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Mineral lease option & extension income	(30,000)	-	(30,000)	-
Legal and accounting expenses	35,907	35,995	(88)	-0.2%
General and administrative	100,038	60,833	39,205	64.4%
TOTAL OPERATING EXPENSES	105,945	96,828	9,117	9.4%
LOSS FROM OPERATIONS	(105,945)	(96,828)	(9,117)	9.4%
Interest income	-	-	-	-
Gain realized from advances from Gold
Crown (Note 5)	-	117,659	(117,659)	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	117,659	(117,659)	-
INCOME (LOSS) BEFORE TAXES	$(105,945)	$20,831	$(126,776)	-608.6%

Overview of Operating Results

Operating Expenses

The increase of $9,117 in operating expenses during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily a result in financing fees being approximately $33,000 higher in the year ending December 31, 2013 due to increased efforts to raise funds to pursue new projects.  This increase was offset by $30,000 in other income related to the extension of our North Fork Option Agreement in 2013 versus zero in 2012. Other increases and decreases are explained in more detail below in Legal and Accounting and General and Administrative expenses.

Legal and Accounting Expenses

Legal and accounting expenses were $35,907 for the year ended December 31, 2013 versus $35,995 for the year ended December 31, 2012 for a decrease of only $88.  Legal fees were $11,074 in 2013 versus zero in 2012.  The increase was associated to ongoing work performed associated to the preparation of a proxy statement in 2013.  Accounting expenses were $24,833 in 2013 versus $35,995 in 2012 for a decrease of $11,162.  The lower accounting fees in 2013 were mainly due to due diligence associated with the proposed business combination transaction with Gold Crown in 2012. See “Note 5. Advances from Gold Crown” to our consolidated financial statements for further details.

General and Administrative

General and Administrative expenses were $100,038 for the year ended December 31, 2013 versus $60,833 for the year ended December 31, 2012 for an increase of $39,205. The primary reason for the increase was a result in financing fees being approximately $33,000 higher in the year ending December 31, 2013 due to increased efforts to raise funds to pursue new projects.  Other increases in 2013 were due to $2,169 in consulting fees related to due diligence in pursuing possible property purchases in 2013 versus zero in 2012.  In 2013 the Company caught up on two years of tax returns resulting in $1,560 higher tax preparation fees in 2013 versus 2012.  The last item contributing to the increase was a slight increase of $1,169 higher employee fees for the year ended December 31, 2013 which were partially a result of increased time involved with pursuing potential mergers throughout the 2013 year.

Gain realized from advances from Gold Crown

The decrease of $117,659 during the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to the discussions with the principals of Gold Crown terminating, resulting in the $117,659 in advances from Gold Crown under the original LOI (September 7, 2011) being recognized in the statement of operations in 2012 and therefore no longer a contingent liability.  See “Note 5. Advances from Gold Crown” to our consolidated financial statements for further details.

Overview of Financial Position

At December 31, 2013, Gold Crest had cash of $16,813 and total current liabilities of $168,698. Gold Crest received $30,000 as consideration for a one year extension of our North Fork Option Agreement which was recognized as income during the year ended December 31, 2013.  During the year ended December 31, 2012, the Company signed a Loan and amendments thereto with Afranex and received advances in the amount of approximately $25,000.  In 2013 the Company increased the potential advance to $80,000 of which the Company received the entire increased loan proceeds of $55,000 in the third and fourth quarters of 2013 and recorded the funds as a current liability.  See “Note 4. Mineral Properties – Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

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

We are currently also working towards an agreement with Afranex for them to acquire up to 100% of the shares in Kisa which will bring in capital related to the transaction, of which we have received advances on.  See “Note 4. Mineral Properties – Afranex Term Sheet and Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

Changes in Accounting Policies

We did not change our accounting policies during fiscal 2013 or 2012.

Off-Balance Sheet Arrangements

During the years ended December 31, 2013 and 2012, the Company did not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	19
Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	20
Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and for the period from inception, January 11, 2005 to December 31, 2013	21
Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008 and 2007, and from inception, January 11, 2005 to December 31, 2013	22
Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and for the period from inception January 11, 2005 to December 31, 2013	25
Notes to the Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gold Crest Mines, Inc.

We have audited the accompanying consolidated balance sheets of Gold Crest Mines, Inc. (An Exploration Stage Company) (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Crest Mines, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from inception (January 11, 2005) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.

Spokane, Washington

April 1, 2014

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,813	$1,552
Total Current Assets	16,813	1,552

Mineral properties	11,373	11,373
TOTAL ASSETS	$28,186	$12,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$19,051	$26,713
Accrued liabilities	69,434	47,366
Loan from Afranex (Note 4)	80,213	25,213
Total Current Liabilities	168,698	99,292

Total Liabilities	168,698	99,292

Commitments and contingencies (Notes 4 and 11)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 91,805,828 and 89,205,828 shares issued
and outstanding, respectively	91,806	89,206
Additional paid-in capital	9,475,703	9,426,503
Accumulated deficit during exploration stage	(9,708,021)	(9,602,076)
Total Stockholders' Deficit	(140,512)	(86,367)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,186	$12,925

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
					From Inception
					January 11, 2005
		Years Ended			to
		December 31,		December 31,	December 31,
		2013		2012	2013

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Mineral lease option and extension income		(30,000)		-	(60,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss (gain) on disposal of equipment		-		-	16,738
Legal and accounting expenses		35,907		35,995	652,487
Directors' fees		-		-	846,000
General and administrative		100,038		60,833	3,235,594
TOTAL OPERATING EXPENSES		105,945		96,828	9,931,821

LOSS FROM OPERATIONS		(105,945)		(96,828)	(9,931,821)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Gain realized from advances from Gold Crown . (Note 5)		-		117,659	117,659
Interest expense		-		-	(22,560)
Gain on settlement of accounts payable		-		-	49,519
TOTAL OTHER INCOME (EXPENSE)		-		117,659	223,800

INCOME (LOSS) BEFORE INCOME TAXES		(105,945)		20,831	(9,708,021)
INCOME TAXES		-		-	-

NET INCOME (LOSS)		$(105,945)		$20,831	$(9,708,021)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		90,309,390		89,205,828

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

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(Continued)
				Accumulated
	Common Stock		Additional	Deficit During
			Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
Balances, December 31, 2009	85,705,828	$ 85,706	$ 9,394,003	$ (9,517,419)	$ (37,710)

Issuance of Common Stock:
for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Net loss for year ended
December 31, 2010	-	-	-	(34,450)	(34,450)
Balances, December 31, 2010	88,205,828	$ 88,206	$ 9,416,503	$ (9,551,869)	$ (47,160)

Issuance of Common Stock:
for directors fees at
$0.02 per share	100,000	100	1,900	-	2,000
for cash at $0.01 per share	900,000	900	8,100	-	9,000
Net loss for year ended
December 31, 2011	-	-	-	(71,038)	(71,038)
Balances, December 31, 2011	89,205,828	$ 89,206	$ 9,426,503	$ (9,622,907)	$ (107,198)

Net Income for year ended
December 31, 2012	-	-	-	20,831	20,831
Balances, December 31, 2012	89,205,828	$ 89,206	$ 9,426,503	$ (9,602,076)	$ (86,367)

Stock issued:
for share-based compensation
at $0.018 per share	100,000	100	1,700	-	1,800
Issuance of Common Stock:
for cash at $0.02 per share	2,500,000	2,500	47,500	-	50,000
Net Loss for year ended
December 31, 2013	-	-	-	(105,945)	(105,945)
Balances, December 31, 2013	91,805,828	$ 91,806	$ 9,475,703	$ (9,708,021)	$ (140,512)

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	January 11, 2005 to
	2013	2012	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(105,945)	$20,831	$(9,708,021)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	-	159	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	1,800	-	1,218,041
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown (Note 5)	-	(117,659)	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Gain on settlement of accounts payable	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	14,406	48,841	167,833
Advances from Gold Crown (Note 5)	-	-	117,659
Net cash provided (used) by operating activities	(89,739)	(47,828)	(5,980,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash used by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	50,000	-	6,758,343
Loan from Afranex (Note 4)	55,000	25,213	80,213
Net cash provided by financing activities	105,000	25,213	7,039,856

Net change in cash and cash equivalents	15,261	(22,615)	16,813
Cash and cash equivalents, beginning of period	1,552	24,167	-
Cash and cash equivalents, end of period	$16,813	$1,552	$16,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,273
Taxes paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of December 31, 2013 and 2012.

Fair Value Accounting

Accounting guidance has established a hierarchy of assets that are measured at fair value on a recurring basis. The three levels included in the hierarchy are:

•

Level 1: quoted prices in active markets for identical assets or liabilities

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At December 31, 2013 and 2012, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Basic and Diluted Net Loss Per Share

Net income (loss) per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net income (loss) per share for the Company is the same as basic net income (loss) per share, as the inclusion of common stock equivalents would be anti-dilutive. At December 31, 2013 and 2012, the Company had no outstanding common stock equivalents.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2013 and 2012, but the Company’s mineral properties will be subject to standards for mine reclamation that have been established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,708,021 through December 31, 2013. Another factor is that the Company has a negative current ratio of 0.10: 1 at December 31, 2013. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

The following is a summary of the Company’s mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at December 31, 2013	Carrying Value at December 31, 2012
Southwest Kuskokwim Project
AKO	73	11,680	$ 2,543	$ 2,543
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
TOTAL Southwest Kuskokwim Project	230	35,240	11,373	11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	-	-

OVERALL TOTAL	274	42,280	$ 11,373	$ 11,373

In Alaska, the lands are held under and are subject to the State’s mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing. The annual work commitment and annual fees were fulfilled and all necessary fees and filings have been made for the season ended September 30, 2013. The commitments and annual assessments for 2014 will be due no later than November 30, 2014. See “Note 11. Commitments and Contingencies”.

North Fork Option Master Earn-in Agreement

On January 27, 2010, the Company, through its wholly owned subsidiary, Kisa signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which grants North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area (“The Projects”).

Under the terms of the option and amendments thereto, North Fork made payments to the Company totaling $30,000 in 2010 for the exclusive right to explore the claims up until October 31, 2010. On October 18, 2010 North Fork formally notified the Company of their intent to exercise the option over the Alaska properties.  The total of the two payments of $30,000 received from North Fork was recognized as income during the year ended December 31, 2010.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

On March 28, 2011 the Master Earn-In agreement (“the Agreement”) with North Fork was executed which maintained the same terms as the originals terms.

On October 28, 2013, the Company and North Fork agreed to an extension on the first earn-in date from October 31, 2013 to October 31, 2014, this extension was later memorialized in an executed amendment dated February 12, 2014.  As consideration for the one year extension, North Fork made a one-time extension payment to the Company in the amount of $30,000 which was recognized as income during the year ended December 31, 2013.

The following is a breakdown of the proposed earn-in terms, as amended:

1.

The initial interest at the time North Fork exercises its option to earn into The Projects will be as follows:

a.

Gold Crest Mines, Inc. – 100%

b.

North Fork – 0%

2.

North Fork can earn a 51% interest in The Projects by the expenditure of $3,000,000 on The Projects by October 31, 2014.

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

The following is a breakdown of the main details of the Terms Sheet, which incorporates the final amendments to the terms sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000 (of which $25,000 was advanced to Gold Crest from Afranex as of December 31, 2012 and a total of $80,000 as of December 31, 2013, and

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

b.

One option is if the Company sells 80% of its ownership interest in Kisa to Afranex, Afranex would issue Gold Crest 10,000,000 fully paid ordinary shares in the capital of Afranex at an issue price of AUD$0.20 per share, or that number of shares depending on the way Afranex decides to become an ASX-listed company (Consideration Shares) and grant Gold Crest 2,500,000 unlisted options to be issued fully paid, ordinary shares in Afranex, exercisable at AUD$0.25 per option and expiring four years from the date of grant.

c.

The alternative option would be if the Company sells 100% of its ownership interest in Kisa to Afranex, Afranex would pay Gold Crest 12,500,000 shares of Afranex stock valued at AUD$0.20 per share and grant Gold Crest an Afranex ordinary share 4-year option to purchase 3,125,000 shares exercisable at AUD$0.25 per share.

2.

Completion of the Acquisition is conditional on the satisfaction (or waiver by the parties) of the certain conditions precedent such as due diligence by Afranex on Kisa, the approval of the board of Afranex as well as the approval of the shareholders of Gold Crest among other conditions.  If these conditions are not satisfied or waived by January 31, 2014, this term sheet agreement will expire. See “Note 12. Subsequent Events – Afranex Terms Sheet Extension” for further details.

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

4.

If Gold Crest sells 80% of Kisa to Afranex, Afranex may, by written notice to Gold Crest at any time up to June 30, 2015, elect to acquire all (and not part) of Gold Crest’s remaining fully paid Kisa shares in return for the issue of AUD$500,000 worth of Afranex fully paid, ordinary shares if by IPO, or parent shares if Backdoor Listed, which is a corporate finance term that has the same meaning as reverse merger, reverse listing or reverse IPO.

5.

Notwithstanding the fact that this Terms Sheet is legally binding on the Parties, Afranex and Gold Crest agree to enter into a formal share sale and purchase agreement to more fully document the terms of the Acquisition (to be prepared by Afranex’s solicitors) which shall be on terms acceptable to Kisa and Afranex (acting reasonably) and which shall be consistent with the terms set out in the Terms Sheet.

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

On February 13, 2013, the Company signed a second deed of variation to the Loan which increased the Loan amount from $25,000 to $80,000.   The due date was also extended out to June 30, 2013.  As of December 31, 2013, the Company had received the entire $80,000 and recorded the funds as a current liability.  The funds are intended to be deducted from the $100,000 consideration per the Afranex terms sheet which subsequently was extended out to January 31, 2014 and on July 26, 2013, per the Third deed of variation to the loan facility agreement, the current liability of $80,000 has been extended out to January 31, 2014 also. See “Afranex Terms sheet” above and “Note 12. Subsequent Events – Afranex Loan Facility Agreement Extension” for further details.

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

•

to settle outstanding accounts payable for past services that totaled $63,019 for a settlement amount of only $13,500 resulting in a gain on the settlement of accounts payable in the amount of $49,519,

•

engage professionals to conduct due diligence, and

•

initiate procedures and actions with a view toward entering into a definitive business combination agreement.

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

During the year ended December 31, 2013, the Company had the following issuances of common stock:

On March 1, 2013, the Company issued 100,000 shares of common stock to an officer and director valued at $1,800.

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

Common Stock Warrants

There was no warrant activity during 2013 and no warrants were outstanding at December 31, 2013 or 2012.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

NOTE 7.  Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock is entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs. The authorized but un-issued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion have the power to determine the preferences, limitations, and relative rights of each series of Preferred Stock within the limits set forth in the Nevada Business Corporation Act. At December 31, 2013, no preferred stock has been issued.

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees. As of December 31, 2013, the remaining number of shares available for issuance under the 2007 Stock Plan was 11,350,000.

Stock Options

During the years ended December 31, 2013 and 2012, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following is a summary of stock option activity from January 1, 2012 to December 31, 2013:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding January 1, 2012	5,280,000	$ 0.52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(5,280,000)	0.52
Outstanding and exercisable at December 31, 2012	—	$ —
Options outstanding and exercisable at December 31, 2013	—	$ —

NOTE 9.  Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 34%.  For the periods presented, the effective income tax rate differed from the expected rate because of the effects of changes in the deferred tax asset valuation allowance. Changes in the deferred tax asset valuation allowance for the years ended December 31, 2013 and 2012 relate only to corresponding changes in deferred tax assets for those periods. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2013 and December 31, 2012. The significant components of the deferred tax asset at December 31, 2013 and 2012 were as follows:

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

	December 31, 2013	December 31, 2012
Deferred tax asset
Net operating loss carry forward	$1,974,928	$1,836,350
Exploration costs and other	311,462	414,019
	2,286,390	2,250,369
Deferred tax asset valuation allowance	(2,286,390)	(2,250,369)
Net deferred tax asset	$—	$—

At December 31, 2013 and 2012 the Company had net operating loss carry forwards of approximately $5,808,613 and $5,401,030 respectively, which expire in the years 2024 through 2033.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.

We have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2011 through 2013 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

NOTE 10.  Related Party Transactions

There were no related party transactions during the years ended December 31, 2013 and 2012.

NOTE 11.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land. Annual rental payments in the approximate amount of $75,000 for these claims are due by November 30, 2014. If these rental payments are not paid by the due date, the claims will be considered abandoned. The annual rental payments that were due on November 30, 2013 were paid in full by the Company’s joint venture partner.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined. The labor year for the claims begins on September 1 and ends the following September 1. The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the approximate amount of $110,000 by September 1, 2013 with the possibility, depending on any qualified carry-over amounts that can be applied to the labor year ending September 1, 2014 on certain claim groups, will need to be performed by the September 1, 2013 deadline. If these labor requirements are not met by the due date, the claims will be considered abandoned. The annual work commitments and annual fees were fulfilled and all necessary fees and filings were made by the Company’s joint venture partner for the season ending September 30, 2013. The commitments and annual assessments for 2014 will be due no later than November 30, 2014.

NOTE 12.  Subsequent Events

Afranex Terms Sheet Extension

On January 30, 2014, the Company agreed to an extension to the Terms Sheet between the Company and Afranex.  The new extension agreement extends the expiration date of the Terms Sheet with Afanex from January 31, 2014 to March 31, 2014.  On March 24, 2014, it was then agreed by mutual consent, that the Terms Sheet expiration date be extended again out until June 30, 2014

Afranex Loan Facility Agreement Extension

On January 30, 2014, the Company agreed to extend the due date of the Afranex Loan Facility from January 31, 2014 to March 31, 2014.  The intent was to keep the terms along the same line as the Terms Sheet Extension above.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2013, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Terrence J. Dunne(1)	65	Chief Executive Officer, President and Director
Daniel R. McKinney Sr.	64	Director
Gordon F. Lee	63	Director
Matthew J. Colbert	45	Chief Financial Officer, Secretary/Treasurer and Director

_____________________

(1)

Member of the Audit Committee

Effective November 6, 2013, the Board of Directors accepted the resignation of Robert O’Brien as a Director of the Company.  Mr. O’Brien had served as a director of the Company since 2004.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Terrence J. Dunne.  Mr. Dunne was appointed President of the Company on December 16, 2009. More recently, Mr. Dunne was appointed as Chief Executive Officer of the Company. Mr. Dunne has served as a director of the Company since 2005 and up until December 16, 2009 he had also served as the Company’s Secretary/Treasurer. For more than the past ten years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne is a business consultant, primarily focused on business acquisitions and corporate reorganizations. Mr. Dunne received a degree in Business Administration from Gonzaga University in 1970. He received his Masters Degree in Business Administration in 1975 from Gonzaga University. In addition, he received a Masters Degree in Taxation from Gonzaga University in 1984.  Mr. Dunne is a former adjunct professor in the School of Business Administration of Gonzaga University, teaching courses in corporate mergers, acquisitions and reorganizations. Mr. Dunne is currently serving as a director Cardinal Energy Group which trades on the OTCBB.  Mr. Dunne also serves as a director of a privately held company called Blue Arch Resources. Mr. Dunne is a member of the Audit Committee

Daniel R. McKinney, Sr.  Mr. McKinney joined Gold Crest Mines, Inc. as a Director in April of 2008. Mr. McKinney has been a real estate broker for approximately 30 years. He is a principal and developer of commercial and residential real estate projects in Washington, Idaho and Arizona. Since 1989 he has owned and operated a disability management consulting firm and has worked as a senior consultant specializing in negotiated settlements and forensic testimony on disability related court cases. He received a Bachelor of Arts degree in Psychology from Eastern Washington University in 1973 and a Master of Education Degree from Whitworth University in 1977. Mr. McKinney is a past director and officer of Silver Crest Resources, Inc. and a past director and officer of Hanover Gold/Rock Energy Resources

Gordon F. Lee.  Mr. Lee has over 36 years of experience in various management capacities for public companies, which includes merger and acquisition consulting and capital raises. He has special expertise with public companies in the natural resource industries, with most recent experience in various coal mining projects in Montana, Wyoming, Utah, and Alabama.

Matthew J. Colbert.  Mr. Colbert has served as the Chief Financial Officer of the Company since December 2007. Mr. Colbert was appointed as Secretary/Treasurer of the Company on December 16, 2009 and on April 22, 2011 he was appointed as a director of the Company. Mr. Colbert has over fourteen years of experience in public and corporate accounting. He has a Bachelor of Science degree in Accounting from the University of Idaho and is licensed as a Certified Public Accountant in the State of Washington. Before being appointed CFO, Mr. Colbert had been the Controller of the Company since August 2007. Mr. Colbert currently serves as the CFO of Josephine Mining Corp., a TSX.V listed mining company. Mr. Colbert also served as CFO and President of Lifestream Technologies, Inc., a publicly traded company. Mr. Colbert also served on Lifestream’s Board of Directors. Earlier in his career, Mr. Colbert served as a Business Assurance Associate in the audit department of PricewaterhouseCoopers, LLP, an international accounting and consulting firm.

Audit Committee

As of December 31, 2013, with the resignation of Robert O’Brien, Terrence Dunne now comprises the Company’s Audit Committee. The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics. The Board of Directors has determined that Terrence Dunne meets the SEC definition of an “audit committee financial expert”.

Nominating and Corporate Governance Committee

The entire board of directors comprise the Company’s Nominating and Corporate Governance Committee. Mr. McKinney is an independent member of that Committee. The Corporate Governance and Nominating Committee is responsible for developing the Company’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of the Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of the Company’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of the Company, monitoring the quality and effectiveness of the Company’s corporate governance system and ensuring the effectiveness and integrity of the Company’s communication and reporting to shareholders and the public generally.

Compensation Committee

The entire board of directors comprises the Company’s Compensation Committee. Mr. McKinney is an independent member of that Committee. The Compensation Committee is responsible for setting the compensation for the officers and the other agents and employees of the corporation. The Committee may delegate the authority to set the compensation of the officers, agents, and employees to the President. No officer may be prevented from receiving compensation as an officer solely because the officer is also a director of the corporation. The Committee shall fix the amount or salary to be paid to each director for service as a director or for attendance at each meeting of the Board. Salary or payment for service as a director shall not preclude a director from serving the corporation in any other capacity or from receiving compensation for service in that other capacity.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2013, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2013 and 2012, compensation paid to our Chief Executive Officer, Chief Financial Officer and President (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 and 2012

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)	Total ($)

Terrence J. Dunne (1)	2013	$ 24,000	—		—	$ 24,000
Chief Executive Officer and President	2012	$ 24,000	—		—	$ 24,000

Matthew J. Colbert (2)	2013	$ 24,000	—		—	$ 24,000
Chief Financial Officer	2012	$ 24,000	$ 1,800	(3)	—	$ 25,800

_______

(1)

 Mr. Dunne was appointed President on December 16, 2009 and Chief Executive Officer on November 30, 2012.

(2)

Mr. Colbert went from a full-time to a part-time employee beginning on September 16, 2008.

(3)

On March 1, 2013, the Company issued 100,000 shares of common stock to Mr. Colbert valued at $1,800.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for each of the Named Executive Officers at December 31, 2013, and as such, a table has not been presented.

Employment Agreements

There are no employment agreements that were in effect between us and each of the Named Executive Officers during the last fiscal year.

Director Compensation

There was no director compensation for the year ended December 31, 2013.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 20, 2014 regarding the ownership of our Common Stock by:

*       each person who is known by us to own more than 5% of our shares of common stock;

*       each of our named executive officers and directors; and

*       all of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 91,805,828 shares of common stock outstanding as of February 20, 2014.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following February 20, 2014 subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Terrence J. Dunne 1224 W. Riverside Ave., Apt 1006 Spokane, WA 99201	7,972,585	8.68%
Daniel R. McKinney Sr. 607 S. Government Way, Spokane, WA 99224	1,400,000	1.52%
Matthew J. Colbert 724 E. Metler Lane, Spokane, WA 99218	200,000	0.22%
Gordon F. Lee 724 E. Metler Lane, Spokane, WA 99218	0	0.00%
Total of all executive officers and directors (4 individuals)	9,572,585	10.43%

Cougar Gold LLC(1) 1700 Lincoln St., Ste 2600, Denver, CO 80203	5,666,667	6.17%
Tony Alford(2) 7040 Interlaken Dr., Kernersville, NC 27284	6,751,440	7.35%

__________________________________________________

(1)

Cougar Gold LLC is a 5% or greater shareholder. The shares were verified by the schedule 13G filed with the Securities and Exchange Commission on June 16, 2008 and a shareholder of record report dated February 20, 2014 obtained from Columbia Stock Transfer Company.

(5)

Mr. Alford is not an Officer or Director of the Company but is a 5% or greater shareholder.  The shares were verified by a shareholder of record report dated February 20, 2014 obtained from Columbia Stock Transfer Company.

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

The maximum number of shares available for issuance pursuant to the Plan adopted by the Company is currently set at 12,000,000 shares of which 4,000,000 may be granted as Incentive Stock Options to employees. As of December 31, 2013, the remaining number of shares available for issuance under the 2007 Stock Plan was 11,450,000.

During the years ended December 31, 2013 and 2012, the Company did not issue any new options under the 2007 Stock Plan. During the year ended December 31, 2012, the Company had 5,280,000 stock options expire with exercise prices ranging from $0.28 to $0.53.  These options had been granted between June 19, 2007 and September 12, 2007 to members of the board of directors, employees and to consultants of the Company.

The following table summarizes our equity compensation plan information as of December 31, 2013.  Information is included for equity compensation plans not approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options	Weighted average excise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders	-	$-	n/a
Equity compensation plans approved by security holders:
2007 Stock Plan	-	$-	11,350,000	(1)
Total	-	$-	11,350,000

(1)          The aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Plan will not exceed 12,000,000.  There have been 650,000 shares of fully-vested common stock issued under the 2007 stock plan to three directors and one employee leaving 11,350,000 available at December 31, 2013.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2013 and 2012, and through the date of this report, there were no related transactions.

Director Independence

Director Daniel R. McKinney is an independent member of the board of directors as defined by NASDAQ Marketplace Rule 4200(a)(15).

In determining the matter of independence, Mr. McKinney had no transactions, relationships or arrangements with the Company within the last three years. Mr. McKinney had shares granted to him as directors’ fees, and had investment participation in the Company’s private placements on the same terms as all other investors in that offering.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 and reviews of the consolidated financial statements included in the Company’s Forms 10-Q were $18,000 and $36,000, respectively.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements except as set forth in the preceding paragraph.

Tax Fees

There were no fees billed in the last two fiscal years for professional services for tax compliance, tax advice or tax planning rendered by the Company’s principal accountant.

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

10.9	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC. Filed as Exhibit 10.6 with the Company’s 10-Q on August 11, 2008.
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval. Filed as Exhibit 10.9 with the Company’s 10-K on March 25, 2009.
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC. Filed as exhibit 10.1 with the Company’s 10-Q on May 18, 2011.
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited. Filed as Exhibit 10.12 with the Company’s 10-KSB on April 17, 2013.
14	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008. Filed as Exhibit 14.1 with the Company’s 8-K on March 3, 2008.
21	Subsidiaries of the Issuer. Filed as Exhibit 21 with the Company’s 10-KSB on April 17, 2013.
99	Gold Crest Mines, Inc., 2007 Stock Plan. Filed as Exhibit 99 with the Company’s 10-SB12G/A on August 6, 2007.
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith.
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act. Filed herewith
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350. Filed herewith
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350. Filed herewith
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on April 10, 2014.

GOLD CREST MINES, INC.

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

Chief Executive Officer

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 10, 2014.

/s/ TERRENCE J. DUNNE	Chief Executive Officer, President and Director
Terrence J. Dunne
(Principal Executive Officer)
/s/ MATTHEW J. COLBERT	Chief Financial Officer, Secretary/Treasurer and Director
Matthew J. Colbert
(Principal Financial and Accounting Officer)
/s/ DANIEL R. MCKINNEY SR.	Director
Daniel R. McKinney Sr.