Form 10-Q
period 2014-03-31
GOLD CREST MINES INC
filed 2014-05-13
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 29, 2014, 91,805,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information and Footnotes.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,440	$16,813
Total Current Assets	6,440	16,813

Mineral properties	11,373	11,373
TOTAL ASSETS	$17,813	$28,186

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$25,664	$19,051
Accrued liabilities	79,661	69,434
Loan from Afranex (Note 4)	80,213	80,213
Total Current Liabilities	185,538	168,698

Total Liabilities	185,538	168,698

Commitments and contingencies (Notes 4 and 6)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 91,805,828 shares issued and outstanding, respectively	91,806	91,806
Additional paid-in capital	9,475,703	9,475,703
Accumulated deficit during exploration stage	(9,735,234)	(9,708,021)
Total Stockholders' Deficit	(167,725)	(140,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,813	$28,186

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					January 11, 2005
		Three Months Ended			to
		March 31,		March 31,	March 31,
		2014		2013	2014

REVENUES		$-		$-	$-

OPERATING EXPENSES:
Exploration expenditures		-		-	4,352,387
Settlement of drilling contract		-		-	161,813
Abandonment of mineral lease		-		-	83,600
Gain on sale of mineral lease		-		-	(16,875)
Mineral lease option and extension income		-		-	(60,000)
Impairment of mineral properties and
royalty interest		-		-	616,875
Impairment of investment in Golden Lynx LLC		-		-	43,202
Loss (gain) on disposal of equipment		-		-	16,738
Legal and accounting expenses		12,076		11,267	664,563
Directors' fees		-		-	846,000
General and administrative		15,137		19,191	3,250,731
TOTAL OPERATING EXPENSES		27,213		30,458	9,959,034

LOSS FROM OPERATIONS		(27,213)		(30,458)	(9,959,034)

OTHER INCOME (EXPENSE):
Interest income		-		-	79,182
Gain realized from advances from Gold Crown		-		-	117,659
Interest expense		-		-	(22,560)
Gain on settlement of accounts payable		-		-	49,519
TOTAL OTHER INCOME (EXPENSE)		-		-	223,800

LOSS BEFORE INCOME TAXES		(27,213)		(30,458)	(9,735,234)
INCOME TAXES		-		-	-

NET LOSS		$(27,213)		$(30,458)	$(9,735,234)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
BASIC AND DILUTED		91,805,828		89,236,939

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended		From Inception
	March 31,	March 31,	January 11, 2005 to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,213)	$(30,458)	$(9,735,234)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	-	-	53,193
Common stock and options issued for services	-	-	1,368,976
Equity compensation for management and directors	-	1,800	1,218,041
Interest paid with common shares	-	-	12,500
Settlement of drilling contract	-	-	161,813
Gain recognized on equipment exchanged in settlement
of accounts payable	-	-	(3,421)
Loss on disposal of equipment	-	-	16,738
Abandonment of mineral lease	-	-	83,600
Impairment of mineral properties and royalty interest	-	-	616,875
Gain realized from advances from Gold Crown	-	-	(117,659)
Impairment of investment in Golden Lynx LLC	-	-	43,202
Gain on sale of mineral properties	-	-	(16,875)
Gain on settlement of accounts payable	-	-	(49,519)
Changes in operating assets and liabilities:
Interest receivable	-	-	(6,266)
Prepaid expenses and deposits	-	-	57,999
Miscellaneous receivable	-	-	3,000
Accounts payable and accrued liabilities	16,840	7,817	184,673
Advances from Gold Crown	-	-	117,659
Net cash used by operating activities	(10,373)	(20,841)	(5,990,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse merger	-	-	7,456
Note receivable issued	-	-	(200,000)
Purchase of royalty interest in mineral property	-	-	(400,000)
Purchase of mineral properties	-	-	(388,175)
Proceeds from the sale of equipment	-	-	22,979
Proceeds from the sale of mineral properties	-	-	50,000
Purchase of equipment	-	-	(134,971)
Net cash used by investing activities	-	-	(1,042,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	-	250,000
Payments on line of credit	-	-	(250,000)
Proceeds from the issuance of stock on the exercise of warrants	-	-	201,300
Sale of common stock, net of issuance costs	-	-	6,758,343
Loan from Afranex (Note 4)	-	40,000	80,213
Net cash provided by financing activities	-	40,000	7,039,856

Net change in cash and cash equivalents	(10,373)	19,159	6,440
Cash and cash equivalents, beginning of period	16,813	1,552	-
Cash and cash equivalents, end of period	$6,440	$20,711	$6,440

NON-CASH INVESTING AND FINANCING ACTIVITIES
Land contributed in exchange for investment in Golden Lynx LLC	$-	$-	$54,575
Land held in Golden Lynx LLC returned as mineral properties	-	-	11,373
Note receivable forgiven in connection with settlement agreement	-	-	120,000
Equipment relinquished in connection with settlement agreement	-	-	12,654
Equipment exchanged for settlement of accounts payable	-	-	29,828
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at March 31, 2014 may not be indicative of December 31, 2014.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of March 31, 2014 and December 2013.

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

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At March 31, 2014 and December 31, 2013, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At March 31, 2014 and 2013, the Company had no outstanding common stock equivalents.

NOTE 3. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,735,234 through March 31, 2014. Another factor is that the Company has a negative current ratio of 0.035: 1 at March 31, 2014. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The following is a summary of the Company’s mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at March 31, 2014	Carrying Value at December 31, 2013
Southwest Kuskokwim Project
AKO	73	11,680	$ 2,543	$ 2,543
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
TOTAL Southwest Kuskokwim Project	230	35,240	11,373	11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	-	-
TOTAL	274	42,280	$ 11,373	$ 11,373

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

Afranex Terms Sheet

On June 5, 2012, and later amended on August 28, 2012 and February 13, 2013, the Company signed a Terms Sheet with Afranex, a company related to the Company’s joint venture partner North Fork. On February 26, 2013, and later amended on March 26, 2013, June 5, 2013, January 30, 2014 and March 24, 2014, the Company executed a new version of the Terms Sheet with Afranex wherein Afranex proposed to purchase up to 100% of Kisa, Gold Crest’s wholly owned subsidiary, in one of two proposed options.  The Kisa common shares represent 100% ownership of the capital stock of Kisa.

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

The following is a breakdown of the main details of the Terms Sheet, which incorporates the final amendments to the terms sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000 (of which $25,000 was advanced to Gold Crest from Afranex as of December 31, 2012 and a total of $80,000 as of March 31, 2014, and

b.

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

2.

Completion of the Acquisition is conditional on the satisfaction (or waiver by the parties) of the certain conditions precedent such as due diligence by Afranex on Kisa, the approval of the board of Afranex as well as the approval of the shareholders of Gold Crest among other conditions.  If these conditions are not satisfied or waived by June 30, 2014, this term sheet agreement will expire.

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

On February 13, 2013, the Company signed a second deed of variation to the Loan which increased the Loan amount from $25,000 to $80,000 and extended the due date out to June 30, 2013.  On July 26, 2013, the Company signed a third deed of variation to the Loan which increased the Loan amount from $80,000 to $100,000 and extended the due date out to January 31, 2014.  It is intended that the Loan mirror the due dates of the Afranex Terms sheet so when the Terms sheet expiration date was extended out to March 31, 2014 and then extended again out to June 30, 2014, the Loan was also extended out to those dates.

As of March 31, 2014, the Company has received $80,000 on the Loan and recorded the funds as a current liability.  The funds are intended to be deducted from the $100,000 consideration per the Afranex terms sheet. See “Afranex Terms sheet” above for further details.

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

There were no issuances of common stock during the first three months of 2014.

During the three months ended March 31, 2013, the Company issued 100,000 shares of common stock to an officer and director valued at $1,800.

Common Stock Warrants

There was no warrant activity during the three months ended March 31, 2014 and no warrants were outstanding at March 31, 2014 or December 31, 2013.

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

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined. The labor year for the claims begins on September 1 and ends the following September 1. The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the approximate amount of $110,000 by September 1, 2014 with the possibility, depending on any qualified carry-over amounts that can be applied from the prior labor years on certain claim groups. If these labor requirements are not met by the due date, the claims will be considered abandoned. The commitments and annual assessments for 2014 will be due no later than November 30, 2014.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview and Plan of Operation

As discussed in “Note 3. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,735,234 through March 31, 2014. Another factor is that the Company has a negative current ratio of 0.035: 1 at March 31, 2014.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) with Afranex for $15,000, and amendment on October 26, 2012 for an additional $10,000 all received before December 31, 2012. On February 13, 2013 another amendment was signed increasing the loan amount from $25,000 to $80,000 then increased to the full $100,000 on July 26, 2013 as well as extending the due date out to January 31, 2014.  It is intended that the Loan mirror the due dates of the Afranex Terms sheet so when the Terms sheet expiration date was extended out to March 31, 2014 and then extended again out to June 30, 2014, the Loan was also extended out to those dates.  As of March 31, 2014, the Company has received $80,000 on the Loan and recorded the funds as a current liability.  The funds are intended to be deducted from the $100,000 consideration per the Afranex terms sheet. See “Note 4. Mineral Properties – Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

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

Our cash balance at March 31, 2014 was $6,440 versus $16,813 at December 31, 2013. This decrease is primarily due regular operating expenses of the Company during the first three months ending March 31, 2014.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	March 31,	March 31,
	2014	2013	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Legal and accounting expenses	12,076	11,267	809	7.2%
General and administrative	15,137	19,191	(4,054)	(21.1)%
TOTAL OPERATING EXPENSES	27,213	30,458	(3,245)	(10.7)%
LOSS FROM OPERATIONS	(27,213)	(30,458)	3,245	(10.7)%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(27,213)	$(30,458)	$3,245	(10.7)%

Overview of Operating Results

Operating Expenses

There was a slight decrease of $3,245 in operating expenses during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  This decrease was primarily in General and Administrative expenses related to increased payroll expenses of approximately $2,250 in 2013 related to the issuance of shares for a director who is also an officer of the Company versus zero in 2014.  Another factor contributing to the decrease was that financial statement filing fees in 2013 were approximately $1,670 versus only $500 for the three months ended March 31, 2014.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2014, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable to Smaller Reporting Companies

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

Afranex Term Sheet

On January 30, 2014, we amended Clause 4 of the Term Sheet with Afranex Gold Limited extending the expiration date from January 31, 2014 to March 31, 2014.  Then on March 24, 2014, we again amended Clause 4 of the Term Sheet with Afranex Gold Limited extending the expiration date from March 31, 2014 to June 30, 2014.  Clause 4 states that the closing of their proposed acquisition of Kisa Gold was subject to the completion of Afranex's "due diligence".    This closing is also subject to future Gold Crest Mining shareholder approval.

Afranex Loan Facility Agreement:

On January 30, 2014 the Company extended the Afranex term sheet closing date for the proposed Kisa sale transaction to March 31, 2014 and extended it again on March 24, 2014 out to June 30, 2014 and provided that the $80,000 loan would be deducted from the $100,000 down payment due from Afranex at the proposed closing.

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

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on May 12, 2014.

GOLD CREST MINES, INC.

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

Chief Executive Officer

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 12, 2014.

/s/ TERRENCE J. DUNNE	Chief Executive Officer, President and Director
Terrence J. Dunne
(Principal Executive Officer)

/s/ MATTHEW J. COLBERT	Chief Financial Officer, Secretary/Treasurer and Director
Matthew J. Colbert
(Principal Financial and Accounting Officer)