Form 10-Q
period 2014-06-30
GOLD CREST MINES INC
filed 2014-08-12
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 1, 2014, 94,005,828 shares of the registrant’s common stock were outstanding.

GOLD CREST MINES, INC.

FORM 10-Q

For the Quarter Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information and Footnotes.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,077	$16,813
Total Current Assets	9,077	16,813

Mineral properties	11,373	11,373
TOTAL ASSETS	$20,450	$28,186

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$30,033	$19,051
Accrued liabilities	88,273	69,434
Loan from Afranex (Note 5)	80,213	80,213
Total Current Liabilities	198,519	168,698

Total Liabilities	198,519	168,698

Commitments and contingencies (Notes 5 and 7)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 94,005,828 and 91,805,828 shares issued and outstanding, respectively	94,006	91,806
Additional paid-in capital	9,495,503	9,475,703
Accumulated deficit during exploration stage	(9,767,578)	(9,708,021)
Total Stockholders' Deficit	(178,069)	(140,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,450	$28,186

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended				Six Months Ended
		June 30,		June 30,		June 30,		June 30,
		2014		2013		2014		2013
REVENUES		$-		$-		$-		$-

OPERATING EXPENSES:
Legal and accounting expenses		2,750		2,216		14,826		13,483
Directors' fees		2,500		-		2,500		-
General and administrative		27,094		22,352		42,231		41,543
TOTAL OPERATING EXPENSES		32,344		24,568		59,557		55,026

LOSS FROM OPERATIONS		(32,344)		(24,568)		(59,557)		(55,026)

LOSS BEFORE INCOME TAXES		(32,344)		(24,568)		(59,557)		(55,026)
INCOME TAXES		-		-		-		-
NET LOSS		$(32,344)		$(24,568)		$(59,557)		$(55,026)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		92,240,993		89,305,828		92,024,613		89,272,574

The accompanying notes are an integral part of these consolidated financial statements.

GOLD CREST MINES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,557)	$(55,026)
Adjustments to reconcile net loss to net cash used
by operating activities:
Changes in:
Equity compensation for management and directors	-	1,800
Accounts payable and accrued liabilities	29,821	6,673
Net cash used by operating activities	(29,736)	(46,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	22,000	-
Payments of financing fees	-	(2,500)
Loan from Afranex (Note 5)	-	55,000
Net cash provided by financing activities	22,000	52,500

Net change in cash and cash equivalents	(7,736)	5,947
Cash and cash equivalents, beginning of period	16,813	1,552
Cash and cash equivalents, end of period	$9,077	$7,499
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

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at June 30, 2014 may not be indicative of December 31, 2014.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of June 30, 2014 and December 2013.

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

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At June 30, 2014 and December 31, 2013, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At June 30, 2014 and 2013, the Company had no outstanding common stock equivalents.

NOTE 3.  New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Elimination of Certain Financial Reporting Requirements. This standard provides guidance on the presentation of development stage entities, removing all incremental financial reporting requirements from United States Generally Accepted Accounting Principles (“U.S. GAAP”) for development stage entities.  The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2014, with early adoption permitted. The Company has elected to adopt this guidance effective June 30, 2014 and no longer present or disclose any information required specifically for development stage entities in our consolidated financial statements.

NOTE 4. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,767,578 through June 30, 2014. Another factor is that the Company has a negative current ratio of 0.046: 1 at June 30, 2014. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

NOTE 5.  Mineral Properties

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

The following is a summary of the Company’s mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at June 30, 2014	Carrying Value at December 31, 2013
Southwest Kuskokwim Project
AKO	73	11,680	$ 2,543	$ 2,543
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
TOTAL Southwest Kuskokwim Project	230	35,240	11,373	11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	-	-

TOTAL	274	42,280	$ 11,373	$ 11,373

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

Afranex Terms Sheet

On June 5, 2012, and later amended on August 28, 2012 and February 13, 2013, the Company signed a Terms Sheet with Afranex, a company related to the Company’s joint venture partner North Fork. On February 26, 2013, and later amended on March 26, 2013, June 5, 2013, January 30, 2014, March 24, 2014 and June 30, 2014, the Company executed a new version of the Terms Sheet with Afranex wherein Afranex proposed to purchase up to 100% of Kisa, Gold Crest’s wholly owned subsidiary, in one of two proposed options.  The Kisa common shares represent 100% ownership of the capital stock of Kisa.

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

The following is a breakdown of the main details of the Terms Sheet, which incorporates the final amendments to the terms sheet:

1.

Consideration:

a.

Afranex agrees to pay Gold Crest the sum of $100,000 (of which $25,000 was advanced to Gold Crest from Afranex as of December 31, 2012 and a total of $80,000 as of June 30, 2014, and

b.

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

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

2.

Completion of the Acquisition is conditional on the satisfaction (or waiver by the parties) of the certain conditions precedent such as due diligence by Afranex on Kisa, the approval of the board of Afranex as well as the approval of the shareholders of Gold Crest among other conditions.  If these conditions are not satisfied or waived by September 30, 2014, this term sheet agreement will expire.

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

On February 13, 2013, the Company signed a second deed of variation to the Loan which increased the Loan amount from $25,000 to $80,000 and extended the due date out to June 30, 2013.  On July 26, 2013, the Company signed a third deed of variation to the Loan which increased the Loan amount from $80,000 to $100,000 and extended the due date out to January 31, 2014.  The expiration date has been extended several times, with the latest extension entered into via mutual consent by both parties on June 30, 2014 to extend the expiration date to September 30, 2014.

As of June 30, 2014, the Company has received $80,000 on the Loan and recorded the funds as a current liability.  The funds are intended to be deducted from the $100,000 consideration per the Afranex terms sheet. See “Afranex Terms sheet” above for further details.

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

On June 11, 2014 the Company began a private placement offering up to a maximum of 3,000,000 shares at $0.01 per share for a maximum of $30,000 in proceeds.  The offering is scheduled to end on August 15, 2014.  As of June 30, 2014, the Company has issued 2,200,000 shares raising a total of $22,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

During the six months ended June 30, 2013, the Company issued 100,000 shares of common stock to an officer and director valued at $1,800.

Gold Crest Mines, Inc.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Common Stock Warrants

There was no warrant activity during the six months ended June 30, 2014 and no warrants were outstanding at June 30, 2014 or December 31, 2013.

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

Overview and Plan of Operation

As discussed in “Note 4. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,767,578 through June 30, 2014. Another factor is that the Company has a negative current ratio of 0.046: 1 at June 30, 2014.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

On June 5, 2012, the Company, through its wholly owned subsidiary, Kisa signed a Terms Sheet with Afranex Gold Limited (“Afranex”), a company related to our joint venture partners North Fork, which sets out the terms on which Afranex agrees to acquire up to 100% of the shares in Kisa. On February 13, 2013 an amendment was signed changing certain terms, most notably, changing the initial acquisition of only 80% of the shares of Kisa with an option to acquire the remaining 20% at any time up to June 30, 2015 for additional consideration.  See “Note 5. Mineral Properties – Afranex Term Sheet” to our consolidated financial statements for further details.

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) with Afranex for $15,000, and amendment on October 26, 2012 for an additional $10,000 all received before December 31, 2012. On February 13, 2013 another amendment was signed increasing the loan amount from $25,000 to $80,000 then increased to the full $100,000 on July 26, 2013 as well as extending the due date out to January 31, 2014.  The expiration date has been extended several times, with the latest extension entered into via mutual consent by both parties on June 30, 2014 to extend the expiration date to September 30, 2014.  As of June 30, 2014, the Company has received $80,000 on the Loan and recorded the funds as a current liability.  The funds are intended to be deducted from the $100,000 consideration per the Afranex terms sheet. See “Note 5. Mineral Properties – Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

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

Our cash balance at June 30, 2014 was $9,077 versus $16,813 at December 31, 2013. This decrease is primarily due regular operating expenses of the Company during the first six months ending June 30, 2014.

Future Outlook

Based on the current market environment and our low share price it is not likely we will be able to raise enough money through a private placement of our common stock to fully implement our business plan.

We continue to proceed with our joint venture partner, North Fork, who continues to expend funds under the master earn-in agreement and just completed another season of exploration in the Company’s Southwest Kuskokwim Project area.  On October 31, 2013 a verbal agreement was reached whereas North Fork agreed to pay Gold Crest an extension fee of $30,000, which was received on November 5, 2013, to extend the date where the first $3,000,000 earn-in is to be expended out until October 31, 2014.  See “Note 5. Mineral Properties – North Fork Option Master Earn-in Agreement” to our consolidated financial statements for further details.

We are currently also working towards an agreement with Afranex for them to acquire up to 100% of the shares in Kisa which will bring in capital related to the transaction, of which we are currently receiving advances on.  See “Note 5. Mineral Properties – Afranex Term Sheet and Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and June 30, 2013:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and six months ended June 30, 2014 compared with the three and six months ended June 30, 2013. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	June 30,	June 30,
	2014	2013	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Legal and accounting expenses	2,750	2,216	534	24.1%
Directors’ fees	2,500	-	2,500	-
General and administrative	27,094	22,352	4,742	21.2%
TOTAL OPERATING EXPENSES	32,344	24,568	7,776	31.7%
LOSS FROM OPERATIONS	(32,344)	(24,568)	(7,776)	31.7%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(32,344)	$(24,568)	$(7,776)	31.7%

	The Six Months Ended
	June 30,	June 30,
	2014	2013	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Legal and accounting expenses	14,826	13,483	1,343	10.0%
Directors’ fees	2,500	-	2,500	-
General and administrative	42,231	41,543	688	1.7%
TOTAL OPERATING EXPENSES	59,557	55,026	4,531	8.2%
LOSS FROM OPERATIONS	(59,557)	(55,026)	(4,531)	8.2%
Interest income	-	-	-	-
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-
LOSS BEFORE TAXES	$(59,557)	$(55,026)	$(4,531)	8.2%

Overview of Operating Results

Operating Expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

There was an increase of $7,776 in operating expenses during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  This increase was primarily in General and Administrative expenses related to increased payroll expenses of approximately $6,000 for the three months ended June 30, 2014 due to an increased workload by management compared to that same time frame in 2013.  Also in operating expenses, there was an increase of approximately $1,500 in travel related expenses in the three months ended June 30, 2014 versus the three months ended June 30, 2013.  Offsetting this increase was a $2,500 decrease in financing fees that were incurred in the three months ended June 30, 2013 versus zero for the three months ended June 30, 2014.

Director fees were $2,500 higher for the three months ended June 30, 2014 due to a payment to an outgoing director versus zero for the three months ended June 30, 2013.

Operating Expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

There was an increase of $4,531 in operating expenses during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  This increase was primarily in General and Administrative expenses related to increased payroll expenses of approximately $3,900 for the six months ended June 30, 2014 compared to that same time frame in 2013.  Also in operating expenses, there was an increase of approximately $1,500 in travel related expenses in the six months ended June 30, 2014 versus the six months ended June 30, 2014.  Offsetting this increase was a $2,500 decrease in financing fees that were incurred in the six months ended June 30, 2013 versus zero for the six months ended June 30, 2014.  There was also a decrease of approximately $1,100 in office expenses for the six months ended June 30, 2014 versus the same time frame in 2013 due to a concerted effort to keep office expenses to a minimum.

Director fees were $2,500 higher for the six months ended June 30, 2014 due to the payment to an outgoing director versus zero for the six months ended June 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2014, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable to Smaller Reporting Companies

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 12, 2014 the Company sold 2,200,000 common shares to an accredited investor for a total of $22,000 at $0.01 per share.  The shares were sold pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Act"),  in a private non-public transaction and deemed restricted securities which may not be publicly resold absent registration under the Act or an exemption from registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

Afranex Term Sheet

On June 30, 2014, we amended Clause 4 of the Term Sheet with Afranex Gold Limited extending the expiration date from June 30, 2014 to September 30, 2014.  Clause 4 states that the closing of their proposed acquisition of Kisa Gold was subject to the completion of Afranex's "due diligence".  This closing is also subject to future Gold Crest Mining shareholder approval.

Afranex Loan Facility Agreement:

On June 30, 2014 the Company extended the Afranex term sheet closing date for the proposed Kisa sale transaction to September 30, 2014 and provided that the $80,000 loan would be deducted from the $100,000 down payment due from Afranex at the proposed closing.

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

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on August 12, 2014.

GOLD CREST MINES, INC.

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

Chief Executive Officer

(Principal Executive Officer)

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on August XX, 2014.

/s/ TERRENCE J. DUNNE	Chief Executive Officer, President and Director
Terrence J. Dunne
(Principal Executive Officer)
/s/ MATTHEW J. COLBERT	Chief Financial Officer, Secretary/Treasurer and Director
Matthew J. Colbert
(Principal Financial and Accounting Officer)