Form 10-Q
period 2014-09-30
Amazing Energy Oil & Gas, Co.
filed 2014-11-12
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

AMAZING ENERGY OIL AND GAS, CO.

formerly Gold Crest Mines, Inc.

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

At November 10, 2014, 491,504,333 shares of the registrant’s common stock were outstanding.

AMAZING ENERGY OIL AND GAS, CO.

FORM 10-Q

For the Quarter Ended September 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL INFORMATION

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

14

ITEM 4.  CONTROLS AND PROCEDURES

14

PART II – OTHER INFORMATION

15

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

15

ITEM 6.  EXHIBITS

15

SIGNATURES

16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

AMAZING ENERGY OIL AND GAS, CO.
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,508	$16,813
Total Current Assets	37,508	16,813

Mineral properties	11,373	11,373
TOTAL ASSETS	$48,881	$28,186

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$22,350	$19,051
Accrued liabilities	46,289	69,434
Deposit on option agreement (Note 5)	20,000	-
Loan from Afranex (Note 5)	80,213	80,213
Total Current Liabilities	168,852	168,698

Total Liabilities	168,852	168,698

Commitments and contingencies (Notes 5 and 7)

STOCKHOLDERS' DEFICIT
Preferred stock; no par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock; $0.001 par value; 500,000,000 shares
authorized; 106,505,828 and 91,805,828 shares issued and outstanding, respectively	106,506	91,806
Additional paid-in capital	9,625,003	9,475,703
Accumulated deficit	(9,851,480)	(9,708,021)
Total Stockholders' Deficit	(119,971)	(140,512)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,881	$28,186

The accompanying notes are an integral part of these consolidated financial statements.

AMAZING ENERGY OIL AND GAS, CO.
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended				Nine Months Ended
		September 30,		September 30,		September 30,		September 30,
		2014		2013		2014		2013
REVENUES		$-		$-		$-		$-

OPERATING EXPENSES:
Legal and accounting expenses		32,451		17,889		47,277		31,372
Directors' fees		34,000		-		36,500		-
General and administrative		30,988		45,041		73,219		86,584
TOTAL OPERATING EXPENSES		97,439		62,930		156,996		117,956

LOSS FROM OPERATIONS		(97,439)		(62,930)		(156,996)		(117,956)

OTHER INCOME
Gain on settlement of accounts payable		13,537		-		13,537		-
TOTAL OTHER INCOME		13,537		-		13,537		-

LOSS BEFORE INCOME TAXES		(83,902)		(62,930)		(143,459)		(117,956)
INCOME TAXES		-		-		-		-
NET LOSS		$(83,902)		$(62,930)		$(143,459)		$(117,956)

NET LOSS PER COMMON SHARE - BASIC
AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING, BASIC
AND DILUTED		97,414,524		90,854,741		93,840,993		89,805,095

The accompanying notes are an integral part of these consolidated financial statements.

AMAZING ENERGY OIL AND GAS, CO.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(143,459)	$(117,956)
Adjustments to reconcile net loss to net cash used
by operating activities:
Equity compensation for management and directors	34,000	1,800
Gain on settlement of accounts payable	(13,537)	-
Changes in:

Accounts payable and accrued liabilities	(6,309)	12,122
Net cash used by operating activities	(129,305)	(104,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit received on option agreement (Note 5)	20,000	-
Net cash provided by investing activities	20,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of shares of common stock, net of issuing costs	130,000	50,000
Loan from Afranex (Note 5)	-	55,000
Net cash provided by financing activities	130,000	105,000

Net change in cash and cash equivalents	20,695	966
Cash and cash equivalents, beginning of period	16,813	1,552
Cash and cash equivalents, end of period	$37,508	$2,518

The accompanying notes are an integral part of these consolidated financial statements.

AMAZING ENERGY OIL AND GAS, CO.

Notes to Consolidated Financial Statements

NOTE 1.  Basis of Presentation

Amazing Energy Oil and Gas, Co. and its subsidiaries (“Amazing Energy” and “the Company”), formerly Gold Crest Mines, Inc., is a Nevada corporation originally incorporated on August 20, 1968, as Silver Crest Mines, Inc., an Idaho corporation.

On August 1, 2006, Amazing Energy acquired 100% of the issued and outstanding shares of Niagara Mining and Development Co., (“Niagara”), an Idaho corporation formed on January 11, 2005, and its wholly-owned subsidiary, Kisa Gold Mining, Inc. (“Kisa”), an Alaskan corporation formed on July 28, 2006. Amazing Energy’s sole asset on the merger date was cash of $7,456, which was accounted for as being acquired by Niagara in exchange for 14,600,100 common shares of Niagara. Niagara’s sole asset on the merger date was cash of $150,000 and its wholly owned subsidiary Kisa. Neither company had liabilities on the date of the merger. This transaction has been treated as a reverse merger, effectively as if Niagara had issued shares for consideration equal to the net monetary assets of Amazing Energy. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of Niagara, the accounting acquirer. On June 20, 2008, 100% of the issued and outstanding shares of Kisa were transferred from Niagara to the Company.

The Company is in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of the Company’s exploration programs is directed at precious metals, primarily gold.

The interim Consolidated Financial Statements of the Company and its subsidiaries are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  All such adjustments are, in the opinion of management, of a normal recurring nature.  The results reported in these interim Consolidated Financial Statements are not necessarily indicative of the results that may be reported for the entire year and that the results at September 30, 2014 may not be indicative of December 31, 2014.  These interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents approximated their fair values as of September 30, 2014 and December 2013.

AMAZING ENERGY OIL AND GAS, CO.

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

•

Level 2: significant other observable inputs

•

Level 3: significant unobservable inputs

At September 30, 2014 and December 31, 2013, the Company has no assets or liabilities that are recorded at fair value on a recurring basis.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive. At September 30, 2014 and 2013, the Company had no outstanding common stock equivalents.

NOTE 3.  New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Elimination of Certain Financial Reporting Requirements. This standard provides guidance on the presentation of development stage entities, removing all incremental financial reporting requirements from United States Generally Accepted Accounting Principles (“U.S. GAAP”) for development stage entities.  The new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2014, with early adoption permitted. The Company has adopted the amendment effective September 30, 2014. Thus, inception-to-date information is no longer presented as part of the consolidated financial statements.

NOTE 4. Going Concern

As shown in the accompanying financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,851,480 through September 30, 2014. Another factor is that the Company has a negative current ratio of 0.22: 1 at September 30, 2014. The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

We cannot estimate the amount of money we will need to operate during the next twelve months.  We have recently entered into a Change in Control Agreement and intend to focus on oil and gas exploration, development and production.  Currently, the Company believes it will need an estimated $150,000 to $200,000 to continue mining operations through the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including the Company’s ability to successfully maintain a joint venture on our Alaska properties and the Company’s future personnel requirements.

AMAZING ENERGY OIL AND GAS, CO.

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

The following is a summary of the Company’s mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at September 30, 2014	Carrying Value at December 31, 2013
Southwest Kuskokwim Project
AKO	73	11,680	$ 2,543	$ 2,543
Luna	50	8,000	-	-
Kisa	38	5,840	3,314	3,314
Gold Lake	69	9,720	5,516	5,516
TOTAL Southwest Kuskokwim Project	230	35,240	11,373	11,373

Buckstock Project
Chilly	44	7,040	-	-
TOTAL Buckstock Project	44	7,040	-	-

TOTAL	274	42,280	$ 11,373	$ 11,373

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

North Fork Option Master Earn-in Agreement

On January 27, 2010, the Company, through its wholly owned subsidiary, Kisa signed an option agreement with North Fork Resources Pty Ltd (“North Fork”) which granted North Fork an exclusive option to purchase and/or earn an interest in the Company’s Southwest Kuskokwim Project area (“The Projects”).

The terms of the option were amended several times and on March 28, 2011 the Master Earn-In agreement (“the Agreement”) with North Fork was executed which maintained the same terms as the originals terms.  The Agreement was also amended and extended several times with the final extension deadline being October 31, 2014.  On September 2, 2014, the Company was notified of North Forks decision to terminate the Master Earn-in Agreement immediately and both parties agreed to release the other from any future obligations under or in relation to it.

Under the terms of the option and the Agreement and amendments thereto, North Fork made payments to the Company totaling $60,000, $30,000 in 2010 and $30,000 in 2013 with both payments being recognized as income during the year received.

Afranex Terms Sheet

On September 30, 2014, the Terms Sheet that the Company had entered into with Afranex Gold Limited, an Australian corporation (“Afranex”), a company related to the Company’s prior joint venture partner North Fork, expired and was not renewed.  The Terms Sheet was replaced with an option to purchase agreement with both Afranex and North Fork.  See “Afranex Option Agreement” below for further details.

AMAZING ENERGY OIL AND GAS, CO.

Notes to Consolidated Financial Statements

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

On February 13, 2013, the Company signed a second deed of variation to the Loan which increased the Loan amount from $25,000 to $80,000 and extended the due date out to June 30, 2013.  On July 26, 2013, the Company signed a third deed of variation to the Loan which increased the Loan amount from $80,000 to $100,000 and after several expiration date extensions with the last one out to September 30, 2014.

As of September 30, 2014, the Company has received approximately $80,000 on the Loan and recorded the funds as a current liability.  The funds were intended to be deducted from the $100,000 consideration per the Afranex terms sheet but on September 2, 2014 the Company entered into a new Option Agreement with Afranex and as part of the terms, the Loan will be extended out until December 31, 2015. See “Afranex Option Agreement” below for further details.

Afranex Option Agreement

On September 2, 2014, the Company entered into an Option Agreement (the “Agreement”) with Afranex; our wholly owned subsidiary Kisa; and, North Fork whereby the Company and Kisa granted Afranex an exclusive option to acquire, at the election of Afranex, either: (1) 100% of the issued and outstanding stock of Kisa; or, (2) 100% of Kisa’s right, title and interest in certain mining permits and associated assets.  The option expires on December 31, 2015 if not exercised by then.  Afranex was obligated to pay a non-refundable fee of US$20,000 within 5 days of the execution of the Agreement which has been received by the Company and recorded as a deposit on option agreement.  The Agreement is subject to additional terms, warranties, and conditions between Kisa, North Fork, Afranex and us.  Upon exercise of the option, Afranex will pay US$380,000 for either the Kisa shares or the Kisa assets.  As of the date hereof, Afranex has provided loans to us totaling approximately US$80,000.  See “Afranex Loan Facility Agreement” above for further details.

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

During the nine months ended September 30, 2014, the Company had the following issuances of common stock:

On June 11, 2014 the Company began a private placement offering up to a maximum of 3,000,000 shares at $0.01 per share for a maximum of $30,000 in proceeds. The offering was scheduled to end on August 15, 2014.  On August 15, 2014 the Company extended the deadline for the private placement out until September 30, 2014 and increased the maximum shares to 13,000,000 at $0.01 per share for a maximum of $130,000 in proceeds.  On September 30, 2014, the private placement ended with the Company having issued the entire 13,000,000 shares raising a total of $130,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

On August 18, 2014, the Company issued a total of 1,700,000 shares of common stock to the directors valued at $34,000, based upon the quoted market value at the date of grant.

During the nine months ended September 30, 2013, the Company had the following issuances of common stock:

On March 1, 2013, the Company issued 100,000 shares of common stock to a director valued at $1,800.

AMAZING ENERGY OIL AND GAS, CO.

Notes to Consolidated Financial Statements

On July 22, 2013 the Company began a private placement offering up to a maximum of 2,500,000 shares at $0.02 per share for a maximum of $50,000 in proceeds.  The offering ended on August 15, 2013 and as of that date the Company had issued the full 2,500,000 shares raising a total of $50,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.

Common Stock Warrants

There was no warrant activity during the nine months ended September 30, 2014 and no warrants were outstanding at September 30, 2014 or December 31, 2013.

NOTE 7.  Commitments and Contingencies

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 42,280 acres of land. Annual rental payments in the amount of $73,710 for these claims are due by November 30, 2014. If these rental payments are not paid by the due date, the claims will be considered abandoned.

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

Per verbal discussions with the Company’s joint venture partner, it is their intention to make all payments necessary to keep the claims in good standing.

NOTE 8.  Subsequent Events

Change of Control Agreement

On August 15, 2014, the Company had entered into a non-binding letter of intent with the shareholders of common stock of Amazing Energy, Inc., a Nevada corporation (“AEI”) to acquire all of the issued and outstanding shares of common stock AEI, subject to the execution of a definitive agreement.  AEI is engaged in the business of oil and gas exploration, development and production and has leases covering approximately 70,000 acres in the Permian Basin in west Texas.  The foregoing transaction contemplates a reverse stock-split of our common stock on the basis of approximately 1 for 40.

On October 7, 2014, the Company entered into a Change in Control Agreement (the “Agreement”) with certain shareholders of AEI wherein said AEI shareholders agreed to purchase from the Company and the Company agreed to sell to said AEI shareholders, 384,848,504 restricted shares of our common stock and 79,755 shares of our newly created Series A Convertible preferred stock in consideration of said AEI Shareholders transferring all right, title and interest in and to 12,829,000 shares of common stock of AEI.  Each Series A Convertible preferred share is convertible into 10,000 restricted shares of the Company’s common stock upon the Company’s articles of incorporation being amended to increase our authorized shares of common stock to allow for the issuance of the 797,550,000 additional common shares.

Name Change

On October 14, 2014, Gold Crest incorporated a wholly owned Nevada subsidiary corporation by the name of Amazing Energy Oil and Gas, Co.  On October 15, 2014, Gold Crest merged the foregoing wholly owned subsidiary corporation into Gold Crest Mines, Inc. and, pursuant to Nevada law, without the need of shareholder approval, changed our name to Amazing Energy Oil and Gas, Co.

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Amazing Energy Oil and Gas, Co. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview and Plan of Operation

As discussed in “Note 4. Going Concern” to our consolidated financial statements, the Company has had no revenues and incurred an accumulated deficit of $9,851,480 through September 30, 2014. Another factor is that the Company has a negative current ratio of 0.22: 1 at September 30, 2014.  The current ratio is a measurement of the degree to which current assets cover current liabilities (current assets/ current liabilities). A high ratio indicates a good probability the enterprise can retire current debts.  The Company feels that these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

We are in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. We are traded on the over the counter market in the United States and, as is typical with such companies, losses are incurred in the stages of exploration and development, which typically need to be funded through equity or debt financing. We recently entered into a Change in Control Agreement with third parties and in the future intend to focus on the exploration, development and production of oil and gas properties located in the Permian Basin of Texas.  We have not had time to estimate the costs of operations at this time.

In southwest Alaska, the Company’s wholly owned subsidiary Kisa Gold Mining, Inc. ("Kisa") controls or has interests in nine claim blocks consisting of 274 State of Alaska mining claims covering 42,280 acres.

On July 26, 2012, the Company signed a Loan Facility Agreement (“Loan”) with Afranex for $15,000, and amendment on October 26, 2012 for an additional $10,000 all received before December 31, 2012. On February 13, 2013 another amendment was signed increasing the loan amount from $25,000 to $80,000 then increased to the full $100,000 on July 26, 2013 as well as extending the due date out to January 31, 2014.  The expiration date has been extended several times, with the latest extension entered into via mutual consent by both parties on June 30, 2014 to extend the expiration date to September 30, 2014.  As of September 30, 2014, the Company has received $80,000 on the Loan and recorded the funds as a current liability.  The funds were intended to be deducted from the $100,000 consideration per the Afranex terms sheet but on September 2, 2014 the Company entered into a new Option Agreement with Afranex and as part of the terms, the Loan will be extended out until December 31, 2015. See “Note 5. Mineral Properties – Afranex Loan Facility Agreement” and “Afranex Option Agreement” to our consolidated financial statements for further details.

On September 2, 2014, the Company entered into an Option Agreement (the “Agreement”) with Afranex; our wholly owned subsidiary Kisa; and, North Fork whereby the Company and Kisa granted Afranex an exclusive option to acquire, at the election of Afranex, either: (1) 100% of the issued and outstanding stock of Kisa; or, (2) 100% of Kisa’s right, title and interest in certain mining permits and associated assets.  The option expires on December 31, 2015 if not exercised by then.  Afranex was obligated to pay a non-refundable fee of US$20,000 within 5 days of the execution of the Agreement which has been received by the Company and recorded as a deposit on option agreement.  The Agreement is subject to additional terms, warranties, and conditions between Kisa, North Fork, Afranex and us.   Upon exercise of the option, Afranex will pay US$380,000 for either the Kisa shares or the Kisa assets.   As of the date hereof, Afranex has provided loans to us totaling US$80,000.  See “Note 5. Mineral Properties – Afranex Loan Facility Agreement” to our consolidated financial statements for further details.

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

Our cash balance at September 30, 2014 was $37,508 versus $16,813 at December 31, 2013. This increase is primarily due to the fact the Company raised $130,000 during the first nine months of 2014 by the sale of 13,000,000 common shares to accredited investors at $0.01 per share.

Future Outlook

Based on the current market environment and our low share price it is not likely we will be able to raise enough money through a private placement of our common stock to fully implement our business plan.

We currently have an option to purchase agreement with Afranex for them to acquire our Kisa assets which will bring in capital related to the transaction, of which we are currently receiving advances on.  See “Note 5. Mineral Properties – Afranex Option Agreement” to our consolidated financial statements for further details.

We also entered into a Change in Control Agreement with certain shareholders of Amazing Energy, Inc., a Nevada corporation (“AEI”) where the AEI shareholders agreed to purchase from us and the we agreed to sell to the AEI shareholders, 384,848,504 restricted shares of our common stock and 79,755 shares of our Series A Convertible preferred stock in consideration of the AEI Shareholders transferring all right, title and interest in and to 12,829,000 shares of common stock of AEI.  This transaction will take us into the Oil and Gas industry where we will see immediate revenues which will help in the ongoing operations of the Company.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and September 30, 2013:

The following tables set forth certain information regarding the components of our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 compared with the three and nine months ended September 30, 2013. The tables are provided to assist in assessing differences in our overall performance:

	The Three Months Ended
	September 30,	September 30,
	2014	2013	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Legal and accounting expenses	32,451	17,889	14,562	81.4%
Directors’ fees	34,000	-	34,000	-
General and administrative	30,988	45,041	(14,053)	-31.2%
TOTAL OPERATING EXPENSES	97,439	62,930	34,509	54.8%
LOSS FROM OPERATIONS	(97,439)	(62,930)	(34,509)	54.8%
Interest income	-	-	-	-
Interest expense	-	-	-	-
Gain on settlement of accounts payable	13,537	-	13,537	-
TOTAL OTHER INCOME (EXPENSE)	13,537	-	13,537	-
LOSS BEFORE TAXES	$(83,902)	$(62,930)	$(20,972)	33.3%

	The Nine Months Ended
	September 30,	September 30,
	2014	2013	$ Change	% Change
REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
Legal and accounting expenses	47,277	31,372	15,905	50.7%
Directors’ fees	36,500	-	36,500	-
General and administrative	73,219	86,584	(13,365)	-15.4%
TOTAL OPERATING EXPENSES	156,996	117,956	39,040	33.1%
LOSS FROM OPERATIONS	(156,996)	(117,956)	(39,040)	33.1%
Interest income	-	-	-	-
Interest expense	-	-	-	-
Gain on settlement of accounts payable	13,537	-	13,537	-
TOTAL OTHER INCOME (EXPENSE)	13,537	-	13,537	-
LOSS BEFORE TAXES	$(143,459)	$(117,956)	$(825503)	21.6%

Overview of Operating Results

Operating Expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

There was an increase of $34,509 in operating expenses during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This increase was due to the following:

Directors’ fees

Directors’ fees were $34,000 during the three months ended September 30, 2014 versus zero for the same time period in 2013 due to the issuance of stock compensation to three directors.

Legal and Accounting Expenses

Legal fees for the three months ended September 30, 2014 were 30,000 versus only approximately $9,900 for the three months ended September 30, 2013 resulting in an increase of $20,100 mainly due to legal work associated with the reverse merger of the Company.

Accounting expenses offset the increase by approximately $5,500 due to increased audit work during the three months ended September 30, 2013 versus the three months ended September 30, 2014 which was related to a failed business combination transaction during 2013.

General and Administrative Expenses

General and Administrative expenses decreased by $14,053 during the three months ended September 30, 2014 versus the three months ended September 30 ,2013 primarily due to $30,600 worth of financing fees in 2013 due to increased efforts to raise funds to pursue new projects in 2013 versus zero for the same time frame in 2014.  This decrease was offset by increases in consulting fees of approximately $9,400 for the three months ended September 30, 2014 versus the three months ended September 30, 2013 due to increased consulting related to the reverse merger in 2014. To a lesser extent payroll related fees increased by approximately $4,700 for the three months ended September 30, 2014 versus the three months ended September 30, 2013 due to increased workloads related to the possible merger in 2014.

During the three months ended September 30, 2014, a vendor agreed to extinguish an accounts payable owed by us. In connection with the extinguishment we recognized a gain on the settlement of $13,537.

Operating Expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

There was an increase of $22,040 in operating expenses during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  This increase was due to the following:

Directors’ fees

Directors’ fees were $36,500 during the nine months ended September 30, 2014 versus zero for the same time period in 2013 due to the issuance of stock compensation to three directors.

Legal and Accounting Expenses

Legal fees for the nine months ended September 30, 2014 were approximately 30,600 versus only approximately $9,900 for the nine months ended September 30, 2013 resulting in an increase of $20,700 mainly due to legal work associated with the reverse merger of the Company.

Accounting expenses offset the increase by approximately $4,800 due to increased audit work during the nine months ended September 30, 2013 versus the nine months ended September 30, 2014 which was related to a failed business combination transaction during 2013.

General and Administrative Expenses

General and Administrative expenses decreased by $13,365 during the nine months ended September 30, 2014 versus the nine months ended September 30 ,2013 primarily due to $33,100 worth of financing fees in 2013 due to increased efforts to raise funds to pursue new projects in 2013 versus zero for the same time frame in 2014.  This decrease was offset by increases in consulting fees of approximately $8,500 for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013 due to increased consulting related to the reverse merger in 2014. Payroll related fees increased by approximately $8,400 for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013 due to increased workloads related to the possible merger in 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of September 30, 2014, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 11, 2014 the Company began a private placement offering up to a maximum of 3,000,000 shares at $0.01 per share for a maximum of $30,000 in proceeds. The offering was scheduled to end on August 15, 2014.  On August 15, 2014 the Company extended the deadline for the private placement out until September 30, 2014 and increased the maximum shares to 13,000,000 at $0.01 per share for a maximum of $130,000 in proceeds.  On September 30, 2014, the private placement ended with the Company having issued the entire 13,000,000 shares raising a total of $130,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.  The shares were sold pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Act"),  in a private non-public transaction and deemed restricted securities which may not be publicly resold absent registration under the Act or an exemption from registration.

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

10.2	Change in Control Agreement with certain shareholders of Amazing Energy, Inc. Filed as exhibit 10.1 with the registrant’s Form 8-K on October 8, 2014.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on November 10, 2014.

AMAZING ENERGY OIL AND GAS, CO.

By:  /s/ Terrence J. Dunne

Terrence J. Dunne

Chief Executive Officer

(Principal Executive Officer)

By:  /s/   Matthew J. Colbert

Matthew J. Colbert

Chief Financial Officer

(Principal Financial and Accounting Officer)

16