Form 10-Q
period 2015-01-31
Amazing Energy Oil & Gas, Co.
filed 2015-03-17
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

January 31, 2015

[√] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52392

AMAZING ENERGY OIL AND GAS, CO.
(FORMERLY GOLD CREST MINES, INC.)
(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

724 E. Metler Lane Spokane, Washington 99218 (Address of principal executive office)

Registrant's telephone number, including area code:  (509) 893-0171

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  YES [√]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES [   ]     NO [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [√]

At March 16, 2015, 1,288,304,3331 shares of the registrant's common stock were outstanding.
1   Pre stock-split

AMAZING ENERGY OIL AND GAS, CO.
(FORMERLY GOLD CREST MINES, INC.)

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED BALANCE SHEET

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$244,145	$434,619
Oil and gas receivables, related party	145,233	234,598

Total current assets	389,378	669,217

Property, Plant and Equipment, net	57,540	59,917

Oil and Gas Properties, Full Cost Method
Evaluated properties, net of accumulated depletion of $791,319 and $566,882 respectively	6,170,530	6,185,430
Unevaluated properties	3,314	-

Total oil and gas properties, full cost method	6,173,844	6,185,430

Other assets, net	26,621	26,621

	$6,647,383	$6,941,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,692	$-
Accounts payable, related party	73,105	145,176
Accrued liabilities	67,693	6,805
Interest payable, related party	208,480	112,259
Short-term debt, related party	673,685	673,695
Loan from Afranex	80,223	-
Deposit on option agreement	20,000	-

Total current liabilities	1,147,878	937,935

Long-term Liabilities:
Asset retirement obligation	297,380	278,612
Long-term debt, related party	2,694,779	2,694,779

Total long-term liabilities	2,992,159	2,973,391
Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, no par value per share, 10,000,000 shares authorized, 79,755 and no shares issued and outstanding	80	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 12,287,608 and 2,392,646 issued and outstanding	12,288	2,350
Additional paid-in capital	3,700,429	6,434,062
Accumulated deficit	(2,318,852)	(3,406,553)

Total Amazing Energy Oil and Gas Co. shareholders' equity	1,393,945	3,029,859
Non-controlling interest	1,113,401	-
	2,507,346	3,029,859

	$6,647,383	$6,941,185

The accompanying notes are an integral part of these financial statements.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Revenue from Oil Sales	$221,471	$120,872	$545,788	$302,477

Operating Costs and Expenses:
Lease operating expense	211,508	39,203	429,508	119,307
Selling, general and administrative expenses	113,717	221,480	316,983	368,531
Depreciation expense	1,769	2,707	3,537	5,414
Depletion expense	114,113	134,260	224,437	231,834
Accretion expense	3,613	3,151	7,054	6,302
Total operating costs and expenses	444,720	400,801	981,519	731,388

Operating Loss	(223,249)	(279,929)	(435,731)	(428,911)

Other Income (Expense):
Interest income	69	16	173	16
Interest expense, related party	(48,111)	(48,568)	(96,222)	(96,664)
Total other income (expense)	(48,042)	(48,552)	(96,049)	(96,648)

Net loss	(271,291)	(328,481)	(531,780)	(525,559)
Preferred dividends	(1,432,840)	-	(1,432,840)	-

Net loss attributable to common stockholders	$(1,704,131)	$(328,481)	$(1,964,620)	$(525,559)

Net loss	(271,291)	(328,481)	$(531,780)	$(525,559)
Net loss – non-controlling interest	(102,795)	-	(203,718)	-
Net loss – Amazing Energy Oil and Gas	$(168,496)	$(328,481)	(328,062)	$(525,559)
Basic and diluted loss per share	$(0.15)	$(0.19)	$(0.23)	$(0.31)

Basic and diluted weighted average common shares outstanding	11,732,538	1,721,360	8,720,211	1,721,360

The accompanying notes are an integral part of these financial statements.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2015	2014

Operating Activities:
Net loss	$(531,780)	$(525,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses and other current assets	-	27,743
Stock based compensation expense	75,000	33,598
Depreciation expense	3,703	5,414
Depletion expense	224,437	231,834
Accretion expense	7,054	6,302
Changes operating assets and liabilities:
Oil and gas receivables, related party	89,365	15,295
Accounts payable	(10,537)	165,483
Accounts payable, related party	(72,072)	(103,605)
Accrued expenses	106,837	21,231
Net cash provided by (used in) operating activities	(107,993)	(122,264)

Investing Activities:
Proceeds from the sale of oil and gas properties	66,777	-
Cash acquired in reverse merger	37,508	-
Cash paid for purchase of property and equipment	(1,327)	-
Cash paid for purchase of oil and gas properties	(264,600)	(549,640)
Net cash used in investing activities	(161,642)	(549,640)

Financing Activities:
Proceeds from sale of common stock, net	1,500,000	100
Proceeds from sale of treasury shares	-	17,400
Preferred stock dividends	(1,432,840)	-
Proceeds from borrowings	12,000	-
Net cash provided by financing activities	79,160	17,500

Net decrease in cash and cash equivalents	(190,474)	(654,404)

Cash and cash equivalents, beginning of period	434,619	1,325,004

Cash and cash equivalents, end of period	$244,145	$670,600

The accompanying notes are an integral part of these financial statements.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business

Amazing Energy Oil and Gas, Co. and its subsidiaries ("Amazing Energy" or "the Company" or "us" or "we"), formerly Gold Crest Mines, Inc., is a Nevada corporation originally incorporated on August 20, 1968, as Silver Crest Mines, Inc., an Idaho corporation.

On August 15, 2014, the Company had entered into a non-binding letter of intent with the shareholders of common stock of Amazing Energy, Inc., a Nevada corporation ("AEI") to acquire all of the issued and outstanding shares of common stock AEI, subject to the execution of a definitive agreement.  AEI is engaged in the business of oil and gas exploration, development and production and has leases covering approximately 70,000 acres in the Permian Basin in west Texas.  The foregoing transaction contemplates a reverse stock-split of our common stock on the basis of approximately 1 for 40 (represented by the share amounts in parenthesis).

On October 9, 2014, the Company entered into a change in control agreement with Amazing Energy, Inc., a Nevada corporation and Amazing Energy LLC, a Texas limited liability company (collectively the "Predecessors"). Pursuant to the change in control agreement, the Company issued to the Predecessors 384,848,504 (9,621,213) shares of Common Stock and 79,755 shares of our newly created Series A Convertible preferred stock in consideration of said AEI Shareholders transferring all right, title and interest in and to 12,829,000 shares of common stock of AEI.  Each Series A Convertible preferred share is convertible into 10,000 restricted shares of the Company's common stock upon the Company's articles of incorporation being amended to increase our authorized shares of common stock to allow for the issuance of the 797,550,000  (19,938,750) additional common shares (the "Transaction"). The shares of Common Stock and Preferred Stock issued to the Predecessors represent approximately 95% of the shares of Common Stock outstanding following the closing of the Transaction (the "Closing"). The Transaction results in the owners of the Predecessors (the "accounting acquirer") having actual or effective operating control of the Company after the Transaction, with the stockholders of the Company (the "legal acquirer") continuing only as passive investors. The Closing did not affect the number of shares of Common Stock held by the Company's existing public stockholders.

The Predecessors were considered the accounting acquirer for accounting purposes because they obtained effective control of the Company.  The Predecessors did not have a change in control since the Predecessors' operations comprise the ongoing operations of the combined entity, their senior management became the senior management of the combined entity, and their former owners own a majority of the voting interest in the combined entity and are able to elect a majority of the combined entity's board of directors. This transaction has been treated as a reverse acquisition effectively as if Predecessors issued shares for consideration equal to the net monetary assets of Amazing Energy. Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of the Predecessors, the accounting acquirer. The historical financial statements presented herein for the periods prior to October 31, 2014 are that of the Predecessors.  Historical financial statements for periods after October 31, 2014 include the combined business of the Company and the Predecessors.

On October 14, 2014, Gold Crest incorporated a wholly owned Nevada subsidiary corporation by the name of Amazing Energy Oil and Gas, Co.  On October 15, 2014, Gold Crest merged the foregoing wholly owned subsidiary corporation into Gold Crest Mines, Inc. and, pursuant to Nevada law, without the need of shareholder approval, changed our name to Amazing Energy Oil and Gas, Co.

On October 15, 2014, our Board of Directors approved, declared it advisable and in our best interest and directed that there be submitted to the holders of a majority of our common stock for approval, the prospective amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock from five hundred million (500,000,000) shares to three billion (3,000,000,000) shares, par value $0.001 per share.

In October 15, 2014, our Board of Directors approved a one-for-forty reverse stock split of the company's common stock. The one-for-forty reverse stock split was effective February 15, 2015.  As a result of the reverse stock split, the number of issued and outstanding shares was adjusted.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split.

Basis of presentation – These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These consolidated financial statements do not contain all of the information required for annual financial statements.  Accordingly, they should be read in conjunction with the most recent annual financial statements of Amazing Energy, Inc.

In October 2014, the board of directors approved a change to Amazing Energy, Inc.'s fiscal year end from December 31 to July 31. This change aligns the company's fiscal year more closely to the existing operations of its business

The unaudited financial consolidated statements have been compiled using the significant accounting policies as set out in the audited financial statements of Amazing Energy, Inc. for the year ended July 31, 2014. The unaudited consolidated financial statements should be read in conjunction with the historical financial statements and notes thereto of Amazing Energy, Inc. as filed with the SEC on Schedule 14C filed December 2, 2014.

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, of the proposed transaction described above in accordance with US GAAP applied on a basis consistent with Amazing Energy, Inc.'s accounting policies.  No adjustments have been made to reflect potential cost savings that may occur subsequent to completion of the transaction.

Note 2.  Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At January 31, 2015, the Company had not yet achieved profitable operations, has had accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Significant Accounting Policies

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

Principles of Consolidation and Reporting - The consolidated financial statements include the accounts of us and our majority-owned and controlled subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

We conduct our operations in Texas through a wholly-owned subsidiary, Amazing Energy, Inc., a company organized under the laws of the State of Nevada holds the Pecos County Leasehold. We continued to exercise significant control over Amazing Energy, Inc. and, accordingly, believe the most meaningful accounting treatment was to fully consolidate Amazing Energy, Inc. with remaining shareholders of Amazing Energy, Inc. reflected as non-controlling interest (of 41.56%).

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Basis of presentation – These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These consolidated financial statements do not contain all of the information required for annual financial statements.  Accordingly, they should be read in conjunction with the most recent annual financial statements of Amazing Energy, Inc.

Recent accounting pronouncements – In August 2014, the FASB issued updated guidance on determining when and how reporting entities must disclose going concern uncertainties in its financial statements. The objective of the update is to define management's responsibility to evaluate, each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures. The standards update is effective for annual periods ending after December 15, 2016, and interim period thereafter. We will adopt this standards update, as required, beginning with the second quarter of 2017. The Company is in the process of evaluating the impact this guidance will have on its footnote disclosures.

Note 4.  Oil and Gas Properties

The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States. Oil and gas properties are stated at cost. During the three and six month periods ended January 31, 2015, the company had increased production on a barrel of oil equivalent basis by 32.34% and 18.09% respectively, as compared to the same three and six month periods ended in the prior year, with gross production of approximately 3,599 barrels and 26,769 million cubic feet (MCF) during the three month period and approximately 8,007 barrels and 48,066 million cubic feet (MCF) during the six month period.

TEXAS

Pecos County, Texas - The Company has leaseholds within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has working interest in these leases. The Company has drilled 18 wells throughout this property, 12 producing and 6 shut-in. The Company has working interest in this acreage and has capitalized $6,961,849 of cost in evaluated properties. (See Note 10)

Note 5.  Mineral Properties

In Alaska, the Company's wholly owned subsidiary Kisa controls or has interests in two claim blocks consisting of 88 State of Alaska mining claims covering 13,840 acres which comprise the Company's Southwest Kuskokwim Project. The Southwest Kuskokwim claim blocks are located in southwest Alaska approximately 90 miles east of the village of Bethel on State of Alaska-owned lands.  Prior to October 7, 2014 the Company had owned a total of 274 claims totaling 42,280 acres with a carrying value of $11,373.  On October 1, 2014, the Company made the decision to abandon all of our Alaska claims except our Luna and Kisa claims noted in the table below.  The Company abandoned a total of 186 claims covering 28,440 acres with a carrying value of $8,059.  This write off was recorded on October 1, 2014 prior to the change of control agreement.

The following is a summary of the Company's mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at January 31, 2015
Southwest Kuskokwim Project
Luna	50	8,000	$-
Kisa	38	5,840	3,314

TOTAL Southwest Kuskokwim Project	88	13,840	$3,314

In Alaska, the lands are held under and are subject to the State's mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing.  The commitments and annual assessments for 2015 will be due no later than November 30, 2015. See "Note 7. Commitments and Contingencies".

North Fork Option Master Earn-in Agreement

On January 27, 2010, the Company, through its wholly owned subsidiary, Kisa signed an option agreement with North Fork Resources Pty Ltd ("North Fork") which granted North Fork an exclusive option to purchase and/or earn an interest in the Company's Southwest Kuskokwim Project area ("The Projects").

The terms of the option were amended several times and on March 28, 2011 the Master Earn-In agreement ("the Agreement") with North Fork was executed which maintained the same terms as the original terms.  The Agreement was also amended and extended several times with the final extension deadline being October 31, 2014.  On September 2, 2014, the Company was notified of North Forks decision to terminate the Master Earn-in Agreement immediately and both parties agreed to release the other from any future obligations under or in relation to it.

Under the terms of the option and the Agreement and amendments thereto, North Fork made payments to the Company totaling $60,000, $30,000 in 2010 and $30,000 in 2013 with both payments being recognized as income during the year received.

Afranex Terms Sheet

On September 30, 2014, the Terms Sheet that the Company had entered into with Afranex Gold Limited, an Australian corporation ("Afranex"), a company related to the Company's prior joint venture partner North Fork, expired and was not renewed.  The Terms Sheet was replaced with an option to purchase agreement with both Afranex and North Fork.  See "Afranex Option Agreement" below for further details.

Afranex Loan Facility Agreement

On July 26, 2012, the Company signed a Loan Facility Agreement ("Loan") in the amount of $15,000 with Afranex which entitled the Company to make individual draw downs in $5,000 increments of the Loan until the Loan has been exhausted to provide the Company with immediate working capital requirements.   On October 26, 2012, the Company signed a first deed of variation to the Loan which increased the Loan amount from $15,000 to $25,000.

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

As of January 31, 2015, the Company had received approximately $80,000 on the Loan and recorded the funds as a current liability.  The funds were intended to be deducted from the $100,000 consideration per the Afranex terms sheet but on September 2, 2014 the Company entered into a new Option Agreement with Afranex and as part of the terms, the Loan will be extended out until December 31, 2015. See "Afranex Option Agreement" below for further details.

Afranex Option Agreement

On September 2, 2014, the Company entered into an Option Agreement (the "Agreement") with Afranex; our wholly owned subsidiary Kisa; and, North Fork whereby the Company and Kisa granted Afranex an exclusive option to acquire, at the election of Afranex, either: (1) 100% of the issued and outstanding stock of Kisa; or, (2) 100% of Kisa's right, title and interest in certain mining permits and associated assets.  The option expires on December 31, 2015 if not exercised by then.  Afranex was obligated to pay a non-refundable fee of US$20,000 within 5 days of the execution of the Agreement which has been received by the Company and recorded as a deposit on option agreement.  The Agreement is subject to additional terms, warranties, and conditions between Kisa, North Fork, Afranex and us.  Upon exercise of the option, Afranex will pay US$380,000 for either the Kisa shares or the Kisa assets.  As of the date hereof, Afranex has provided loans to us totaling approximately US$80,000.  See "Afranex Loan Facility Agreement" above for further details.

Note 6.  Related Party Payables, Receivables and Short-Term Debt

The operator of Amazing Energy, Inc.'s oil and gas properties is Jilpetco, Inc., a company controlled by one of the partners of the majority shareholder of Amazing Energy, Inc. As of January 31, 2015 and July 31, 2014, related party payables consisted of accrued oil and gas drilling expenses billed to Amazing Energy, Inc. by Jilpetco, Inc. of $73,105 and $145,176, respectively. In addition, as of January 31, 2015 and July 31, 2014, related party receivables for sales of oil and gas, were $145,233 and $234,598, respectively. All of the oil and gas receivables are due from Jilpetco, Inc.; which is the operator of the lease. They collect the payments from oil and gas sales from the purchasers and pass them on to the Company. Related party Short-Term Debt as of January 31, 2015 and July 31, 2014 was $673,685 (See Note 9).

Note 7.  Commitments and Contingencies

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of January 31, 2015, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

Lease Commitments - Our principal executive offices are in leased office space in Amarillo, Texas. The leased office space consists of approximately 3,700 square feet and is leased through February 28, 2019.

Alaska Mineral Property Rent and Assessment Work Commitments

In Alaska, land holdings consist of state mining claims and prospecting sites totaling 13,840 acres of land. Annual rental payments of approximately $24,640 for these claims are due by November 30, 2015. If these rental payments are not paid by the due date, the claims will be considered abandoned.

The Alaska Department of Natural Resources, Division of Mining, Land & Water requires that upon the prospecting, and the discovery of a locatable mineral and the staking of mineral location, annual labor must be performed on the location each labor year in further development of the locatable mineral so that it can be mined. The labor year for the claims begins on September 1 and ends the following September 1. The Company or its joint venture partner, if applicable, will be required to perform qualified labor in the approximate amount of $34,600 by September 1, 2015 with the possibility, depending on any qualified carry-over amounts that can be applied from the prior labor years on certain claim groups. If these labor requirements are not met by the due date, the claims will be considered abandoned. The commitments and annual assessments for 2015 will be due no later than November 30, 2015.

Note 8.  Stockholders' Equity

One-for-forty Reverse Stock Split

Subsequent to January 31, 2015, our board of directors approved a one-for-forty reverse stock split of the Company's common stock. After the reverse stock split, effective February 15, 2015, each holder of record held one share of common stock for every 40 shares held immediately prior to the effective date. The effect of fractional shares was not material.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. As a result, we have reduced the common stock in the consolidated balance sheets and statement of changes in stockholders' equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures have been retroactively adjusted for all periods presented to reflect the one-for-forty reverse stock split.

Increase in Authorized Shares

During the quarter ended January, 2015, our board of directors approved an increase in the number of  authorized shares of common stock from 500,000,000 shares, par value $0.001, to 3,000,000,000 shares of common stock, par value $0.001.

Series A Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of its preferred stock with a no par value per share of which 79,775 shares outstanding.  Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote.

On October 7, 2014, the Company issued 79,755 shares of its Preferred Stock as Series A Convertible Preferred. The Series A Convertible Preferred Stock is convertible into approximately 797,550,000 (19,938,750 post reverse split shares) shares of common stock, based on a conversion of 10,000 shares of common stock for each share of Series A Convertible Preferred Stock.

As of January 31, 2015, there were 79,755 shares of Series A Convertible Preferred Stock outstanding that were convertible into approximately 19,938,750 (post 40:1 reverse split) shares of common stock.

Preferred Shares and Preferred Dividends

On October 8, 2014, Amazing Energy, Inc. converted:

1.
1,000,000 outstanding shares of Series A Preferred stock into 1,250,000 shares of common stock and paid $219,162 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series A Preferred Stock issued and outstanding,

2.
1,000,000 outstanding shares of Series B Preferred stock into 1,182,000 shares of common stock and paid $269,695 in declared accrued dividends. As of October 31, 2014, there were no shares of Series B Preferred Stock issued and outstanding,

3.
1,000,000 outstanding shares of Series C Preferred stock into 1,150,000 shares of common stock and paid $326,667 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series C Preferred Stock issued and outstanding,

4.
1,000,000 outstanding shares of Series D Preferred stock into 1,100,000 shares of common stock and paid $337,579 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series D Preferred Stock issued and outstanding, and

5.
987,027 outstanding shares of Series E Preferred stock into 1,036,378 shares of common stock and paid $278,914 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series D Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 3,000,000,000 shares of its common stock. All shares of common stock are equal to each other with respect to voting, liquidation, dividend, and other rights. Owners of shares are entitled to one vote for each share owned at any Shareholders' meeting. The common stock of the Company does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so.

During the six months ended January 31, 2015, the Company had the following issuances of common stock:

On October 2, 2014, Amazing Energy, Inc. sold 2,500,000 shares of common stock at $0.60 per share in a private placement. The net proceeds of the sale of stock were $1,500,000.

On October 7, 2014, the Company issued a total of 9,621,213 shares of common stock to the majority shareholders of Amazing Energy, Inc. for a Change in Control Agreement.

On October 3, 2014, the Company granted an aggregate of 125,000 shares of common stock to its officers and directors. Three directors each received 25,000 shares of commons stock and one officer received 50,000 shares.

During the six month ended January 31, 2015, the Company recognized a total of $75,000 in net stock-based compensation.

Note 9.  Related Party Long-Term Debt

On January 3, 2011, the Company formalized the loan agreements with the former owners of Amazing Energy, LLC (and current shareholders of Amazing Energy, Inc.) for the total of $3,040,000. These notes mature on December 31, 2021 and bear interest at the rate of 6% per annum.

On December 31, 2010, Amazing Energy, LLC entered into a line of credit agreement with the majority shareholder of Amazing Energy, Inc.  Funds advanced on the line of credit mature on December 31, 2031 and bear interest at the rate of 3% per annum.

The operator of Amazing Energy, Inc.'s oil and gas properties is Jilpetco, Inc., a company controlled by one of the partners of the majority shareholder of Amazing Energy, Inc. During the period, 100% of the Company's oil and gas sales came from Jilpetco, Inc.

As of January 31, 2015 and at July 31, 2014, total debt due to related parties was $3,448,687, of which $2,694,779 was long-term and $673,685 was short-term. As of January 31, 2015 and July 31, 2014, the accrued and unpaid interest due to related parties is $208,480 and $112,259, respectively. Interest expense for the three and six month periods ended January 31, 2015, was $48,111 and $96,222, respectively.

Note 10. Capitalized Costs

The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization ("DD&A"), including any accumulated valuation allowances, are reflected in the table below for the six months ended January 31, 2015 and the years ended July 31, 2014 and 2013.

Total

As of January 31, 2015
Total capitalized costs	$6,961,849
Accumulated DD&A	(791,319)

Net capitalized costs	$6,170,530

As of July 31, 2014
Total capitalized costs	$6,752,312
Accumulated DD&A	(566,882)

Net capitalized costs	$6,185,430

As of July 31, 2013
Total capitalized costs	$5,714,252
Accumulated DD&A	(66,527)

Net capitalized costs	$5,647,725

Note 11. Asset Retirement Obligations

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company depletes the amount added to proved oil and gas property costs and gathering assets using the units-of-production method. The Company's asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

Balance, July 31, 2013	$ 252,870
Liabilities incurred	24,847
Revision of estimate	(11,710)
Liabilities settled	-
Accretion expense	12,605
Balance, July 31, 2014	$ 278,612
Liabilities incurred	11,714
Accretion expense	7,054
Balance, January 31, 2015	$ 297,380

Note 12. Subsequent Events

None.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the three and six month periods ended January 31, 2015 and 2014.

Management's primary goals for 2015 are to:

•	Continue the development of the Field;
•	Increase production from all wells in the field;
•	Improve efficiency of drilling and completion programs;
•	Improve prices received for oil sales.

Current Activities

Through January 31, 2015, the Company had drilled eighteen wells in its drilling program, including the WWJD #13 completed in December 2014, with twelve wells (WWJD#'s 1, 4, 5, 6, 7, 8, 9, 11, 12, 13 and B-1 and B-2) now on production.

WWJD #13 was completed in January and had and initial production rate of 148 barrels of oil and 122 MCF on an initial 24 hour flow test. The well continued to flow between 120 and 130 BOPD and has produced approximately 1,082 BBLS since coming online last month.

Results of Operations

The following table presents selected operational and financial data for the three and six month periods ended January 31, 2015 and 2014, respectively.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Revenue, net	$221,471	$120,872	$545,788	$302,477
Number of boe sold	6,546	4,107	12,778	9,907
Average price per boe	$33.83	$29.43	$42.71	$30,53
Net Production (boe)	7,376	4,609	13,527	10,459
Average daily net production (boe)	80	50	74	57

Oil production and revenue

During the three month period ended January 31, 2015, our net production was 7,376 barrels of oil equivalent ("BOE") of crude oil, or an average of 80 BOE per day, as compared to 4,609 BOE, or an average of 50 BOE per day, during the corresponding three month period in 2014.  For the six month period ended January 31, 2015, our net production was 13,527 BOE of crude oil, or an average of 74 BOE per day, as compared to 10,549 BOE, or an average of 57 BOE per day for the corresponding six month period in 2014.  The increases in net production is primarily a result of the WWJD #13 coming on line in this period.

During the three month period ended January 31, 2015, we sold (by physical delivery to the purchaser) 6,546 BOE at an average price of $33.83 per BOE, for net revenues of $221,471, as compared to 4,107 BOE at an average price of $29.43 per BOE, for net revenue of $120,872 during the comparable period in 2014.  During the six month period ended January 31, 2015, we sold 12,778 BOE at an average price of $42.71 per BOE, for net revenues of $545,788, as compared to 9,907 BOE at an average price of $30.53, for net revenues of $302,477 during the comparable six month period in 2014.

We recognize revenue from the sale of oil and gas when the purchaser takes delivery. As of January 31, 2015, we had no oil or gas in inventory that had not yet been sold.

Depreciation, depletion and amortization

Depreciation, depletion and amortization ("DD&A") of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.  For the three month period ended January 31, 2015, DD&A was $114,113, or $14.16 per BOE, as compared to $134,260, or $22.04 per BOE for the three month period ended January 31, 2014.  For the six month period ended January 31, 2015, DD&A was $224,437 or $14.01 per BOE, as compared to $231,834 or $17.09 per BOE for the six month period ended January 31, 2014. The decrease this year compared to last year was primarily due to the large decrease in reserves in the prior year. At year-end 2014, our total proved reserves were 450,675 BOE versus 930,010 BOE for the prior year end.

Transportation expense

We pay transportation fees on our oil and gas based on our purchase agreements in place with our purchasers.  Our oil contract allows for a transportation fee of $3.65 per barrel of oil. Our gas contract allows for a gathering fee $0.175 per MMBTU. For the three month periods ended January 31, 2015 and 2014, transportation and storage costs were $17,821, or $2.21 per BOE transported and $10,495, or $1.72 per BOE transported respectively. For the six month periods ended January 31, 2015 and 2014, transportation and storage costs were $37,637, or $2.35 per BOE transported and $21,582, or $1.59 per BOE transported respectively. The increase this year is due to an increase in transportation cost per BOE of $0.76 due to producing more oil than gas. The increase is also due to higher production rates during comparable periods 2015 compared to 2014.

Operating expense

For the three and six month periods ended January 31, 2015, operating expense was $211,508 and $429,508, respectively, compared to $39,203 and $119,307, respectively, for the comparable periods in 2014. The increase for the three and six month periods is primarily due to increased activity in our exploration, development and production program for the Field.

General and administrative expense

General and administrative expense for the three and six month periods ended January 31, 2015 was $113,717 and $316,983, respectively, compared to $221,480 and $368,531, respectively, for the comparable period in 2014.  The decrease in the three month period is a result of having less staff and outsourcing most of the accounting and administrative duties.

Interest expense

Interest expense, , for the three and six month periods ended January 31, 2015 decreased $457 and $442, respectively, as compared to the corresponding periods in 2014.  Our interest expense is interest on related party notes payable and interest on credit cards and bank accounts. The decrease is due to a smaller outstanding balance on credit cards.

Liquidity and Capital Resources

We had a working capital deficit of $758,500 and a stockholders' equity of approximately $2.51 million at January 31, 2015. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

For the three and six month periods ended January 31, 2015, our capital expenditures were $178,131 and $264,600, respectively, compared to $426,379 and $549,640, respectively for the comparable periods in 2014. Our primary sources of funding have been our private placements of Preferred Stock issued in 2011-2013. The total capitalized cost attributable to the Field as of January 31, 2015 was $6.96 million, which includes $0 capitalized interest.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. Oil and gas prices increased to near record levels in 2014 and began declining in the last half of the year. We have not historically been able to consistently benefit current prices due primarily to factors related to the lack of consistent access to the regional pipeline system, the lack of our own connection to the regional pipeline system and the inability to process our own gas to remove contaminants and capture liquid condensate.  We have identified a permanent central production facility, including a refrigeration unit, which will allow us to treat our gas and therefore, connect to the regional pipeline system. Once this production facility is acquired and operational, we will be able to produce and export pipeline quality gas on a consistent basis, and receive substantially better prices for the gas we produce.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  The impact of these policies and associated risks is discussed throughout Management's Discussion and Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 3 of the July 31, 2014 Notes to Consolidated Financial Statements included in our Schedule 14C Information Statement filed with the SEC on February 4, 2015 for the year ended July 31, 2014.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Amazing Energy, Inc., which holds our Pecos County leasehold.  The assets and results of operations of Amazing Energy, Inc. represent substantially all of our consolidated assets and operations at January 31, 2015.

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon reservoir evaluation, price and other assumptions used in preparing our annual reserve study.  A qualified independent petroleum engineer was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable reservoir engineering standards and in accordance with Securities and Exchange Commission guidelines.  However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures.  These uncertainties are greater for properties which are undeveloped or have a limited production history.  Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

Full Cost Method of Accounting

We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells.  Drilling costs include directly related overhead costs. All of our properties are located within the continental United States.

Revenue Recognition

We predominantly derive our revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser. We receive payment from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been insignificant.

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  However, we may begin capitalizing interest in the future. During the six month periods ended January 31, 2015 and 2014, we didn't capitalize any interest.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and other products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic and political conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Item 1, Note 4. Properties," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

a)
We did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of financial information, particularly our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weakness had any effect on the accuracy of our financial statements for the current reporting period.

We are committed to improving our financial organization. As part of this commitment, we have engaged outside consultants to ensure proper treatment of non-routine or complex accounting matters, to review financial information, including journal entries, and to create a segregation of duties consistent with control objectives.  We also intend to hire additional personnel with technical accounting expertise to further support our current accounting personnel.

Management believes this has remedied the material weakness and will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2.     Recent Sales of Unregistered Securities

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

On October 2, 2014, Amazing Energy, Inc. sold 2,500,000 shares of common stock at $0.60 per share in a private placement. The net proceeds of the sale of stock was $1,500,000.

Item 4.     Mine Safety Disclosures

Not Applicable

Item 5.     Submission of Matters to a Vote of Security Holders

On October 15, 2014, three shareholders, Jed Miesner, individually; JLM Strategic Investments, LP; and, Cornerstone Fidelity Capital, LLC., holding a majority of our voting power or 1,182,398,505 votes (91.73% of the total voting power) executed a written consent approving the increase in authorized common shares to 3,000,000,000 shares and the reverse stock split on the basis of one (1) share for each forty (40) shares outstanding.  JLM Strategic Investments, LP and Cornerstone Fidelity Capital, LLC. are owned and controlled by Jed Miesner.

On October 15, 2014, our board of directors and our principal stockholders holding a majority of our voting power approved a reverse stock split of our issued and outstanding shares of common stock, on a one (1) share for forty (40) shares basis.   The effective date of the split will be established at the discretion of our board of directors.  We presently anticipate the split to occur on or about February 15, 2015.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit Number	Description of Document

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350
10.1
Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited originally filed with the registrant's Form 10K on April 16, 2013.  Filed as exhibit 10.1 with the Company's 10-Q on August 14, 2013.

10.2	Change in Control Agreement with certain shareholders of Amazing Energy, Inc. Filed as exhibit 10.1 with the registrant's Form 8-K on October 8, 2014.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 16, 2015.

AMAZING ENERGY OIL AND GAS, CO.

By: /s/ Terrence J. Dunne
Terrence J. Dunne
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew J. Colbert
Matthew J. Colbert
Chief Financial Officer
(Principal Financial and Accounting Officer)