Form 10-Q/A
period 2015-01-31
Amazing Energy Oil & Gas, Co.
filed 2015-03-18
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A-1

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
1   Pre stock-split

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

Balance, July 31, 2013	$252,870
Liabilities incurred	24,847
Revision of estimate	(11,710)
Liabilities settled	-
Accretion expense	12,605
Balance, July 31, 2014	$278,612
Liabilities incurred	11,714
Accretion expense	7,054
Balance, January 31, 2015	$297,380

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

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on March 18, 2015.

AMAZING ENERGY OIL AND GAS, CO.

By: /s/ Terrence J. Dunne
Terrence J. Dunne
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Matthew J. Colbert
Matthew J. Colbert
Chief Financial Officer
(Principal Financial and Accounting Officer)