Form 10-Q
period 2015-04-30
Amazing Energy Oil & Gas, Co.
filed 2015-06-15
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
April 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52392

AMAZING ENERGY OIL AND GAS, CO.
(FORMERLY GOLD CREST MINES, INC.)
(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

701 S Taylor Street
Suite 470, LB 113
Amarillo, Texas 79101
(Address of principal executive office)

Registrant's telephone number, including area code:  (855) 448-1922

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
32,226,358 as of June 11, 2015.

AMAZING ENERGY OIL AND GAS, CO.
(FORMERLY GOLD CREST MINES, INC.)

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED BALANCE SHEET

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$135,090	$434,619
Oil and gas receivables, related party	96,021	234,598
Total current assets	231,111	669,217

Property, Plant and Equipment, net	28,958	59,917
Mineral Property, net	3,314	-

Oil and Gas Properties, Full Cost Method
Evaluated properties, net of accumulated depletion of $907,160 and $566,882 respectively	6,067,671	6,185,430
Total oil and gas properties, full cost method	6,067,671	6,185,430

Other assets, net	26,621	26,621

Total Assets	$6,357,675	$6,941,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$35,308	$-
Accounts payable, related party	79,766	145,176
Accrued liabilities	63,810	6,805
Interest payable, related party	256,591	112,259
Short-term debt, related party	800,013	673,695
Loan from Afranex	80,213	-
Deposit on option agreement	20,000	-
Total current liabilities	1,335,701	937,935

Long-term Liabilities:
Asset retirement obligation	301,106	278,612
Long-term debt, related party	2,568,461	2,694,779
Total long-term liabilities	2,869,567	2,973,391
Commitments and Contingencies (Note 7)
Total Liabilities	$4,205,268	$3,911,326
Shareholders' Equity:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 32,226,358 and 2,392,646 issued and outstanding	32,226	2,350
Additional paid-in capital	11,844,229	6,434,062
Accumulated deficit	(10,752,211)	(3,406,553)
Total Amazing Energy Oil and Gas Co. shareholders' equity	1,124,244	3,029,859
Non-controlling interest	1,028,163	-
	2,152,407	3,029,859
Total Liabilities and Shareholders' Equity	$6,357,675	$6,941,185

The accompanying notes are an integral part of these financial statements.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

Revenue from Oil and Gas Sales	$124,619	$654,728	$670,407	$911,957

Operating Costs and Expenses:
Lease operating expense	194,962	66,650	624,470	140,709
Selling, general and administrative expenses	274,741	170,763	591,393	539,294
Loss from asset sale	8,511	-	8,511	-
Depreciation expense	906	2,707	4,774	8,121
Depletion expense	115,841	134,260	340,278	366,094
Accretion expense	3,725	3,151	10,780	9,453
Total operating costs and expenses	598,686	377,531	1,580,206	1,063,671

Operating Income (Loss)	(474,067)	277,197	(909,799)	(151,714)

Other Income (Expense):
Interest income	29	15	202	31
Interest expense	-	-	(144,404)	(144,775)
Interest expense, related party	(48,182)	(48,111)	-	-
Loss on modification of related party notes payable	(13,921,168)	-	(13,921,168)	-
Total other income (expense)	(13,969,321)	(48,096)	(14,065,370)	(144,744)

Net Income (Loss)	(14,443,388)	229,101	(14,975,169)	(296,458)

Net loss – non-controlling interest	(6,004,114)	-	(6,135,138)	-
Net loss – Amazing Energy Oil and Gas	(8,439,274)	229,101	(8,840,031)	(296,458)
Preferred dividends attributable to Amazing Energy Oil and Gas	-	-	(835,177)	-
Net loss attributable to Amazing Energy Oil and Gas shareholders	$(8,439,274)	$229,101	$(8,004,854)	$(296,458)

Basic and diluted earnings (loss) per share	$(0.29)	$0.13	$(.52)	$(0.17)

Basic and diluted weighted average common shares outstanding	28,865,895	1,721,360	15,260,516	1,721,360

The accompanying notes are an integral part of these financial statements.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2015	2014

Operating Activities:
Net loss	$(14,975,169)	$(296,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	242,280	50,396
Payroll taxes accrued for stock compensation	3,530	-
Loss from asset sale	8,511	-
Depreciation expense	4,774	8,121
Depletion expense	340,278	366,094
Accretion expense	10,780	9,454
Loss on modification of related party notes payable	13,921,168	-

Changes operating assets and liabilities:
Oil and gas receivables, related party	138,577	(354,972)
Accounts payable	(8,537)	43,109
Accounts payable, related party	(65,410)	(103,605)
Prepaid Expenses and other current assets	-	27,743
Accrued expenses	166,827	66,754
Net cash (used in) operating activities	(212,391)	(183,364)

Investing Activities:
Proceeds from the sale of oil and gas properties	66,777	-
Cash acquired in reverse merger	37,508	-
Cash paid for purchase of property and equipment	(1,326)	(21,571)
Proceeds from the sale of property and equipment	19,000	-
Cash paid for security deposit	-	(26,621)
Cash paid for purchase of oil and gas properties	(277,582)	(728,257)
Net cash used in investing activities	(155,623)	(776,449)

Financing Activities:
Proceeds from sale of common stock, net	1,523,325	-
Proceeds from sale of treasury shares	-	17,500
Purchase of treasury shares	(22,000)	-
Preferred stock dividends	(1,432,840)	-
Net cash provided by financing activities	68,485	17,500

Net decrease in cash and cash equivalents	(299,529)	(942,313)

Cash and cash equivalents, beginning of period	434,619	1,325,004

Cash and cash equivalents, end of period	$135,090	$382,691

The accompanying notes are an integral part of these financial statements

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

On August 15, 2014, the Company had entered into a non-binding letter of intent with the shareholders of common stock of Amazing Energy, Inc., a Nevada corporation ("AEI") to acquire all of the issued and outstanding shares of common stock AEI, subject to the execution of a definitive agreement.  AEI is engaged in the business of oil and gas exploration, development and production and has leasehold rights within approximately 70,000 acres in the Permian Basin in west Texas.  The foregoing transaction contemplates a reverse stock-split of our common stock on the basis of approximately 1 for 40 (represented by the share amounts in parenthesis).

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

In October 2014, the board of directors approved a change to Amazing Energy, Inc.'s fiscal year end from December 31 to July 31. This change aligns the company's fiscal year more closely to the existing operations of its business.

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

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, of the transaction described above in accordance with US GAAP applied on a basis consistent with Amazing Energy, Inc.'s accounting policies.

Note 2. Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

At April 30, 2015, the Company had not yet achieved profitable operations, has had accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Significant Accounting Policies

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States. Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

Principles of Consolidation and Reporting - The consolidated financial statements include the accounts of us and our majority-owned and controlled subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

We conduct our operations in Texas through a wholly-owned subsidiary, Amazing Energy, Inc., a company organized under the laws of the State of Nevada; which holds the Pecos County Leasehold. We continued to exercise significant control over Amazing Energy, Inc. and, accordingly, believe the most meaningful accounting treatment was to fully consolidate Amazing Energy, Inc.; with remaining shareholders of Amazing Energy, Inc. reflected as non-controlling interest.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

Note 4. Oil and Gas Properties

The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States. Oil and gas properties are stated at cost. During the three month period ended April 30, 2015, the company had decreased production on a barrel of oil equivalent basis by 18% and during the nine month period ended April 30, 2015, the company had increased production on a barrel of oil equivalent basis by 10%, as compared to the same three and nine month periods ended in the prior year, with gross production of approximately 6,404 barrels and 33,423 million cubic feet (MCF) during the three month period and approximately 17,238 barrels and 82,052 million cubic feet (MCF) during the nine month period.

TEXAS

Pecos County, Texas - The Company has leaseholds within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has working interest in these leases. The Company has drilled 18 wells throughout this property, 12 producing and 6 shut-in. The Company has working interest in this acreage and has capitalized $6,974,831 of cost in evaluated properties. (See Note 10)

Note 5.  Mineral Properties

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

The following is a summary of the Company's mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at April 30, 2015
Southwest Kuskokwim Project
Luna	50	8,000	$-
Kisa	38	5,840	3,314

TOTAL Southwest Kuskokwim Project	88	13,840	$3,314

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

As of April 30, 2015, the Company had received approximately $80,000 on the Loan and recorded the funds as a current liability.  The funds were intended to be deducted from the $100,000 consideration per the Afranex terms sheet but on September 2, 2014 the Company entered into a new Option Agreement with Afranex and as part of the terms, the Loan will be extended out until December 31, 2015. See "Afranex Option Agreement" below for further details.

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

Note 6. Related Party Payables, Receivables and Short-Term Debt

The operator of Amazing Energy, Inc.'s oil and gas properties is Jilpetco, Inc., a company controlled by Jed Miesner the CEO and majority shareholder of Amazing Energy, Inc.  Jilpetco, Inc. and the Company operate under an industry standard joint operating agreement.  As of April 30, 2015 and July 31, 2014, related party payables consisted of accrued oil and gas drilling expenses billed to Amazing Energy, Inc. by Jilpetco, Inc. of $79,766 and $145,176, respectively. In addition, as of April 30, 2015 and July 31, 2014, related party receivables for sales of oil and gas, were $96,021 and $234,598, respectively. All of the oil and gas receivables are due from Jilpetco, Inc.; which is the operator of the lease. They collect the payments from oil and gas sales from the purchasers and pass them on to the Company. Related party Short-Term Debt as of April 30, 2015 and July 31, 2014 was $673,695 (See Note 9).

Note 7. Commitments and Contingencies

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of April 30, 2015, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

Note 8. Stockholders'  Equity

One-for-forty Reverse Stock Split

On October 15, 2014, our board of directors approved a one-for-forty reverse stock split of the Company's common stock. The reverse stock split happened on February 15, 2015, and each holder of record received one share of common stock for every 40 shares held. The effect of fractional shares was not material.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. As a result, we have reduced the common stock in the consolidated balance sheets and statement of changes in shareholders' equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures for all periods presented reflect the one-for-forty reverse stock split.

Increase in Authorized Shares

During the quarter ended January, 2015, our board of directors approved an increase in the number of authorized shares of common stock from 500,000,000 shares, par value $0.001, to 3,000,000,000 shares of common stock, par value $0.001.

Series A Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of its preferred stock with a no par value per share of which no shares outstanding.  Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote.

On October 7, 2014, the Company issued 79,755 shares of its Preferred Stock as Series A Convertible Preferred. The Series A Convertible Preferred Stock is convertible into approximately 797,550,000 (19,938,750 post reverse split shares) shares of common stock, based on a conversion of 10,000 shares of common stock for each share of Series A Convertible Preferred Stock.

On April 21, 2015, all Series A Convertible Preferred Stock was converted into 797,550,000 shares (19,938,750 post conversion and reverse split shares).

As of April 30, 2015, there were no shares of Series A Convertible Preferred Stock outstanding.

Preferred Shares and Preferred Dividends

On October 8, 2014, Amazing Energy, Inc. converted:

1.
1,000,000 outstanding shares of Series A Preferred stock into 1,250,000 shares of common stock and paid $219,162 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series A Preferred Stock issued and outstanding,

2.
1,000,000 outstanding shares of Series B Preferred stock into 1,182,000 shares of common stock and paid $269,695 in declared accrued dividends. As of October 31, 2014, there were no shares of Series B Preferred Stock issued and outstanding,

3.
1,000,000 outstanding shares of Series C Preferred stock into 1,150,000 shares of common stock and paid $326,667 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series C Preferred Stock issued and outstanding,

4.
1,000,000 outstanding shares of Series D Preferred stock into 1,100,000 shares of common stock and paid $337,579 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series D Preferred Stock issued and outstanding, and

5.
987,027 outstanding shares of Series E Preferred stock into 1,036,378 shares of common stock and paid $278,914 in declared and accrued dividends. As of October 31, 2014, there were no shares of Series E Preferred Stock issued and outstanding.

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

During the nine months ended April 30, 2015, the Company had the following issuances of common stock:

On October 2, 2014, Amazing Energy, Inc. sold 2,500,000 shares at $0.60 per share that can be converted into 5,760,355 post conversion and reverse split shares of common stock of the Company in a private placement. The net proceeds of the sale of stock were $1,500,000.

On October 7, 2014, the Company issued a total of 384,848,508 shares (9,621,213 post reverse split shares) of common stock to the majority shareholders of Amazing Energy, Inc. for a Change in Control Agreement.

On October 3, 2014, Amazing Energy, Inc. granted an aggregate of 125,000 shares of its common stock to its officers and directors. Three directors each received 25,000 shares of commons stock and one officer received 50,000 shares. These shares can be converted into 288,019 post reverse split shares of common stock of the Company.

On December 2, 2014, Amazing Energy, Inc. sold 28,000 shares at $0.83 per share that can be converted into 64,516 post conversion and reverse split shares of common stock of the Company in a private placement. The net proceeds of the sale of stock were $23,325.

On April 21, 2015, the Company issued 797,550,000 shares (19,938,750 post reverse split shares) of common stock to a company controlled by our CEO and major shareholder for the conversion of its 79,755 Series A Convertible Preferred.

As of April 30, 2015, there were 32,226,358 shares Common Stock outstanding.

As of April 30, 2015, there were 9,207,308 Amazing Energy, Inc. shares outstanding which can be converted into 21,215,038 post reverse split shares of the Company.

Note 9. Related Party Long-Term Debt

On January 3, 2011, the Company formalized the loan agreements with Jed and Lesa Miesner and an entity controlled by Jed Miesner, our CEO and Chairman for the total of $3,040,000. These notes were scheduled to mature on December 31, 2031 and bear interest at the rate of 6% per annum.

On December 30, 2010, Amazing Energy, LLC entered into a line of credit agreement with an entity controlled by Jed Miesner, the majority shareholder of Amazing Energy, Inc.  Funds advanced on the line of credit mature on December 31, 2031 and bear interest at the rate of 3% per annum.

The operator of Amazing Energy, Inc.'s oil and gas properties is Jilpetco, Inc., a company controlled by Jed Miesner During the period, 100% of the Company's oil and gas sales came from Jilpetco, Inc.

As of April 30, 2015 and at July 31, 2014, total debt due to related parties was $3,368,474, of which $2,568,461 was long-term and $800,013 was short-term. As of April 30, 2015 and July 31, 2014, the accrued and unpaid interest due to related parties is $256,591 and $112,259, respectively. Interest expense for the three and nine month periods ended April 30, 2015, was $48,182 and $144,404, respectively.

Modification of Debt Agreements

On February 1, 2015, the Company amended the related party loan agreements discussed above. The amendments included modifying the terms of the notes to adjust the interest rate to 8% for two years following the amendment date, a rate of 6% for the following 2 years and a rate of Prime plus 2% for the remaining years. The amended notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders. If converted, these notes and accrued interest as of April 30, 2015, would convert into 6,041,775 shares of Amazing Energy, Inc.'s common stock which can then be converted into 13,921,168 shares of the Company. In connection with the amendments, the Company estimated the fair value of the conversion feature to be $13,921,168, which has been recognized as a loss on modification of debt in the Company's non-operating expenses. The fair value of the conversion feature was estimated by applying a Black-Scholes model and using the following conversion variables:

Fair value of the Company's stock price at the date of conversion	$1.00
Conversion rate as adjusted for the Amazing Energy Inc. exchange ratio	$0.26
Estimated volatility	248%
Risk free interest rate	1.88%
Conversion period	10 yrs.

The fair value was calculated using Level 2 inputs.

Note 10. Capitalized Costs

The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization ("DD&A"), including any accumulated valuation allowances, are reflected in the table below for the nine months ended April 30, 2015 and the year ended July 31, 2014.

Total

As of April 30, 2015
Total capitalized costs	$6,974,831
Accumulated DD&A	(907,160)
Net capitalized costs	$6,067,671

As of July 31, 2014
Total capitalized costs	$6,752,312
Accumulated DD&A	(566,882)
Net capitalized costs	$6,185,430

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

Balance, July 31, 2013	$252,870
Liabilities incurred	24,847
Revision of estimate	(11,710)
Liabilities settled	-
Accretion expense	12,605
Balance, July 31, 2014	$278,612
Liabilities incurred	11,714
Accretion expense	10,780
Balance, April 30, 2015	$301,106

Note 12. Subsequent Events

On May 14, 2015, Jed Miesner was appointed to fill the vacancy on our board of directors created by the resignation of Terrence J. Dunne on April 20, 2015.  Further, Mr. Miesner was appointed president and principal executive officer, filling the vacancies created by Mr. Dunne's resignation from those positions.  Mr. Dunne had no disagreements with us on any matter relating to our operations, policies or practices.

On May 14, 2015, Matthew J. Colbert and Daniel R. McKinney, Sr. resigned as directors.  Mr. Colbert continued to retain his position as principal financial officer, principal accounting officer, secretary and treasurer.  Mr. Colbert and Mr. McKinney, Sr. had no disagreements with us on any matter relating to our operations, policies or practices.

On May 14, 2015, Bob Manning was appointed to our board of directors to fill the vacancy created by the resignation of Matthew Colbert from our board of directors and Tony Alford was appointed our board of directors to fill the vacancy created by the resignation of Daniel R. McKinney, Sr. from our board of directors.

On May 14, 2015, Darrell R. Carey was appointed to our board of directors to fill an unoccupied seat thereon.

On May 14, 2015, the board of directors decided to change our corporate headquarters from Spokane, Washington to 701 South Taylor Street, Suite 470, LB 113, Amarillo, Texas 79101; telephone (855) 448-1922.  This is the headquarters of our subsidiary corporation, Amazing Energy, Inc.  The change our corporate headquarters from Spokane to Amarillo allows us to consolidate our oil and gas operations at one location.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the three and nine month periods ended April 30, 2015 and 2014.

Management's primary goals for 2015 are to:

·	Continue the development of the Field;
·	Increase production from all wells in the field;
·	Improve efficiency of drilling and completion programs;
·	Improve prices received for oil sales.

Current Activities

Through April 30, 2015, the Company had drilled eighteen wells in its drilling program, including the WWJD #13 completed in December 2014, with twelve wells (WWJD#'s 1, 4, 5, 6, 7, 8, 9, 11, 12, 13 and B-2 and C-2) now on production.

WWJD #13 was completed in December and had and initial production rate of 148 barrels of oil and 122 MCF on an initial 24 hour flow test.

Due to the downturn in oil and gas prices during the three months ended April 30, 2015, the Company has continued to produce at levels to preserve their oil and gas reserves until it can raise capital to grow the production at an economic rate that is sufficient enough to overcome the current pricing environment.

Results of Operations

The following table presents selected operational and financial data for the three and nine month periods ended April 30, 2015 and 2014, respectively.

	Three Months Ended April 30,		Nine months Ended April 30,
	2015	2014	2015	2014
Revenue, net of production taxes	$124,619	$654,728	$670,407	$911,957
Number of boe sold	6,634	12,070	19,412	21,978
Average price per boe	$24.02	$554.24	$36.32	$41.49
Net Production (boe)	6,702	11,570	19,920	22,030
Average daily net production (boe)	75	130	73	81

Oil production and revenue

During the three month period ended April 30, 2015, our net production was 6,702 barrels of oil equivalent ("BOE") of crude oil, or an average of 75 BOE per day, as compared to 11,570 BOE, or an average of 130 BOE per day, during the corresponding three month period in 2014.  For the nine month period ended April 30, 2015, our net production was 19,920 BOE of crude oil, or an average of 73 BOE per day, as compared to 22,030 BOE, or an average of 81 BOE per day for the corresponding nine month period in 2014.  The decrease in net production is primarily a result of the choking back out existing production and not starting an aggressive development of the field.  We will continue to hold back production until we are in a position to develop at a faster rate to overcome the current oil and gas prices.

During the three month period ended April 30, 2015, we sold (by physical delivery to the purchaser) 6,634 BOE at an average price of $24.02 per BOE, for net revenues of $159,349 ($124,619 after adjustment and production taxes), as compared to 12,070 BOE at an average price of $54.24 per BOE, for net revenue of $654,728 during the comparable period in 2014.  During the nine month period ended April 30, 2015, we sold 19,412 BOE at an average price of $36.32 per BOE, for net revenues of $670,407, as compared to 21,978 BOE at an average price of $41.49, for net revenues of $911,957 during the comparable nine month period in 2014.

We recognize revenue from the sale of oil and gas when the purchaser takes delivery. As of April 30, 2015, we had no oil or gas in inventory that had not yet been sold.

Depreciation, depletion and amortization

Depreciation, depletion and amortization ("DD&A") of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.  For the three month period ended April 30, 2015, DD&A was $115,841, or $17.46 per BOE, as compared to $134,260, or $11.12 per BOE for the three month period ended January 31, 2014.  For the nine month period ended April 30, 2015, DD&A was $340,278 or $17.53 per BOE, as compared to $366,094 or $16.66 per BOE for the nine month period ended January 31, 2014. The decrease this year compared to last year was primarily due to the large decrease in reserves in the prior year and less production this year as compared to last year. At year-end 2014, our total proved reserves were 450,675 BOE versus 930,010 BOE for the prior year end.

Transportation expense

We pay transportation fees on our oil and gas based on our purchase agreements in place with our purchasers.  Our oil contract allows for a transportation fee of $3.65 per barrel of oil. Our gas contract allows for a gathering fee $0.175 per MMBTU. For the three month periods ended April 30, 2015 and 2014, transportation and storage costs were $15,754, or $2.37 per BOE transported and $28,861, or $2.39 per BOE transported respectively. For the nine month periods ended April 30, 2015 and 2014, transportation and storage costs were $45,775, or $2.36 per BOE transported and $42,961, or $1.95 per BOE transported respectively. The increase this year is due to an increase in transportation cost per BOE of $0.76 due to producing more oil than gas.

Operating expense

For the three and nine month periods ended April 30, 2015, operating expense was $194,962 and $624,470, respectively, compared to $66,650 and $185,957, respectively, for the comparable periods in 2014. The increase for the three and nine month periods is primarily due to increased activity in our exploration, development and production program for the Field.

General and administrative expense

General and administrative expense for the three and nine month periods ended April 30, 2015 was $274,741 and $591,393, respectively, compared to $170,763 and $539,294, respectively, for the comparable period in 2014.  The decrease in the three month period is a result of having less staff and outsourcing most of the accounting and administrative duties.

Interest expense

Interest expense, for the three month period ended April 30, 2015 increased $71 and decreased $371 for the nine month period there ended, as compared to the corresponding periods in 2014.  Our interest expense is interest on related party notes payable and interest on credit cards and bank accounts.

Liquidity and Capital Resources

We had a working capital deficit of $1,104,590 and a stockholders' equity of approximately $2.15 million at April 30, 2015. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

For the three and nine month periods ended April 30, 2015, our capital expenditures were $12,982 and $277,582, respectively, compared to $226,809 and $776,449, respectively for the comparable periods in 2014. We continue to look for sufficient capital to expand our drilling program. Our primary sources of funding have been our private placements of Preferred Stock issued in 2011-2013. The total capitalized cost attributable to the Field as of April 30, 2015 was $6.97 million, which includes $0 capitalized interest.

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

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Amazing Energy, Inc., which holds our Pecos County leasehold.  The assets and results of operations of Amazing Energy, Inc. represent substantially all of our consolidated assets and operations at April 30, 2015.

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

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  However, we may begin capitalizing interest in the future. During the nine month periods ended April 30, 2015 and 2014, we didn't capitalize any interest.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements". All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations ("cautionary statements") include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and other products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic and political conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Item 1, Note 4. Properties," "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4.                  CONTROLS AND PROCEDURES.

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

Based on management's evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which relates to internal control over financial reporting, that was identified is:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                  LEGAL PROCEEDINGS.

None.

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended April 30, 2015, we issued 19,938,750 restricted shares of common stock upon the conversion of 79,755 shares of our preferred stock.  After the conversion aforesaid, there were no longer any shares of preferred stock outstanding.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.                  OTHER INFORMATION.

On February 1, 2015, we amended certain related party notes more particularly described to in Note 9 to our financial statements contained in this report including modifying the terms of the notes to adjust the interest rate to 8% for two years following the amendment date, a rate of 6% for the following 2 years and a rate of Prime plus 2% for the remaining years. The amended notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into shares of our common stock at $0.60 per share at the option of related party.

ITEM 6.                  EXHIBITS.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith

2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1

10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-KSB	04/17/13	21
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Amarillo, Texas on June 12, 2015.

AMAZING ENERGY OIL AND GAS, CO.

By:	JED MIESNER
Jed Miesner
Chief Executive Officer
(Principal Executive Officer)

By:	MATTHEW J. COLBERT
Matthew J. Colbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith

2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1

10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-KSB	04/17/13	21
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X