Form 10-Q/A
period 2015-01-31
Amazing Energy Oil & Gas, Co.
filed 2015-08-06
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A-2

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
1   Pre stock-split

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2015 is as a result of comments we received from the SEC.

AMAZING ENERGY OIL AND GAS, CO.
(FORMERLY GOLD CREST MINES, INC.)

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	January 31, 2015	July 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$244,145	$434,619
Oil and gas receivables, related party	145,233	234,598

Total current assets	389,378	669,217

Property, Plant and Equipment, net	57,540	59,917

Oil and Gas Properties, Full Cost Method
Evaluated properties, net of accumulated depletion of $791,319 and $566,882 respectively	6,170,530	6,185,430
Unevaluated properties	3,314	-

Total oil and gas properties, full cost method	6,173,844	6,185,430

Other assets, net	26,621	26,621

	$6,647,383	$6,941,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,692	$-
Accounts payable, related party	73,105	145,176
Accrued liabilities	67,693	6,805
Interest payable, related party	208,480	112,259
Short-term debt, related party	673,685	673,695
Loan from Afranex	80,223	-
Deposit on option agreement	20,000	-

Total current liabilities	1,147,878	937,935

Long-term Liabilities:
Asset retirement obligation	297,380	278,612
Long-term debt, related party	2,694,779	2,694,779

Total long-term liabilities	2,992,159	2,973,391
Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, no par value per share, 10,000,000 shares authorized, 79,755 and no shares issued and outstanding	80	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 12,287,608 and 2,392,646 issued and outstanding	12,288	2,350
Additional paid-in capital	3,700,429	6,434,062
Accumulated deficit	(2,318,852)	(3,406,553)

Total Amazing Energy Oil and Gas Co. shareholders' equity	1,393,945	3,029,859
Non-controlling interest	1,113,401	-
	2,507,346	3,029,859

	$6,647,383	$6,941,185

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

The following is a summary of the Company's mineral properties in Alaska:

Alaska Mineral Properties	Number of Claims	Acres	Carrying Value at January 31, 2015
Southwest Kuskokwim Project
Luna	50	8,000	$ -
Kisa	38	5,840	3,314

TOTAL Southwest Kuskokwim Project	88	13,840	$ 3,314

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Revenue, net	$ 221,471	$ 120,872	$ 545,788	$ 302,477
Number of boe sold	6,546	4,107	12,778	9,907
Average price per boe	$ 33.83	$ 29.43	$ 42.71	$ 30,53
Net Production (boe)	7,376	4,609	13,527	10,459
Average daily net production (boe)	80	50	74	57

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

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in Spokane, Washington on August 5, 2015.

AMAZING ENERGY OIL AND GAS, CO.

By: /s/ JED MIESNER
Jed Miesner
Chief Executive Officer
(Principal Executive Officer)

By: /s/ MATTHEW J. COLBERT
Matthew J. Colbert
Chief Financial Officer
(Principal Financial and Accounting Officer)