Form 10-Q/A
period 2015-04-30
Amazing Energy Oil & Gas, Co.
filed 2015-08-06
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A-1

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
32,226,358 as of June 1, 2015.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2015 is as a result of comments we received from the SEC.

AMAZING ENERGY OIL AND GAS, CO.
(FORMERLY GOLD CREST MINES, INC.)

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 30, 2015	July 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$135,090	$434,619
Oil and gas receivables, related party	96,021	234,598
Total current assets	231,111	669,217

Property, Plant and Equipment, net	28,958	59,917
Mineral Property, net	3,314	-

Oil and Gas Properties, Full Cost Method
Evaluated properties, net of accumulated depletion of $907,160 and $566,882 respectively	6,067,671	6,185,430
Total oil and gas properties, full cost method	6,067,671	6,185,430

Other assets, net	26,621	26,621

Total Assets	$6,357,675	$6,941,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$35,308	$-
Accounts payable, related party	79,766	145,176
Accrued liabilities	63,810	6,805
Interest payable, related party	256,591	112,259
Short-term debt, related party	800,013	673,695
Loan from Afranex	80,213	-
Deposit on option agreement	20,000	-
Total current liabilities	1,335,701	937,935

Long-term Liabilities:
Asset retirement obligation	301,106	278,612
Long-term debt, related party	2,568,461	2,694,779
Total long-term liabilities	2,869,567	2,973,391
Commitments and Contingencies (Note 7)
Total Liabilities	$4,205,268	$3,911,326
Shareholders' Equity:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 32,226,358 and 2,392,646 issued and outstanding	32,226	2,350
Additional paid-in capital	11,844,229	6,434,062
Accumulated deficit	(10,752,211)	(3,406,553)
Total Amazing Energy Oil and Gas Co. shareholders' equity	1,124,244	3,029,859
Non-controlling interest	1,028,163	-
	2,152,407	3,029,859
Total Liabilities and Shareholders' Equity	$6,357,675	$6,941,185

The accompanying notes are an integral part of these financial statements.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014

Revenue from Oil and Gas Sales	$124,619	$654,728	$670,407	$911,957

Operating Costs and Expenses:
Lease operating expense	194,962	66,650	624,470	140,709
Selling, general and administrative expenses	274,741	170,763	591,393	539,294
Loss from asset sale	8,511	-	8,511	-
Depreciation expense	906	2,707	4,774	8,121
Depletion expense	115,841	134,260	340,278	366,094
Accretion expense	3,725	3,151	10,780	9,453
Total operating costs and expenses	598,686	377,531	1,580,206	1,063,671

Operating Income (Loss)	(474,067)	277,197	(909,799)	(151,714)

Other Income (Expense):
Interest income	29	15	202	31
Interest expense	-	-	(144,404)	(144,775)
Interest expense, related party	(48,182)	(48,111)	-	-
Loss on modification of related party notes payable	(13,921,168)	-	(13,921,168)	-
Total other income (expense)	(13,969,321)	(48,096)	(14,065,370)	(144,744)

Net Income (Loss)	(14,443,388)	229,101	(14,975,169)	(296,458)

Net loss – non-controlling interest	(6,004,114)	-	(6,135,138)	-
Net loss – Amazing Energy Oil and Gas	(8,439,274)	229,101	(8,840,031)	(296,458)
Preferred dividends attributable to Amazing Energy Oil and Gas	-	-	(835,177)	-
Net loss attributable to Amazing Energy Oil and Gas shareholders	$(8,439,274)	$229,101	$(8,004,854)	$(296,458)

Basic and diluted earnings (loss) per share	$(0.29)	$0.13	$(0.52)	$(0.17)

Basic and diluted weighted average common shares outstanding	28,865,895	1,721,360	15,260,516	1,721,360

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

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in Amarillo, Texas on August 5, 2015.

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