Form 10-K
period 2015-07-31
Amazing Energy Oil & Gas, Co.
filed 2015-11-13
CIK 1375618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31. 2015

Commission File Number 000-52392

Amazing Energy Oil and Gas, Co.
(Exact name of registrant as specified in its charter)
Nevada	82-0290112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

701 South Taylor Street
Suite 470, LB 113
Amarillo, TX 79101
(Address of principal executive offices)
Registrant's telephone number, including area code:  (806) 322-1922
Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES  ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2015, based on the last reported trading price of the registrant's common stock on the OTC-Markets was $33,987,361.
At November 12, 2015, 53,441,528 shares of the registrant's common stock were outstanding.

GLOSSARY AND SELECTED ABBREVIATIONS

      The following is a description of the meanings of some of the oil and gas industry terms used in this report.

Basin	A large natural depression on the earth's surface in which sediments generally brought by water accumulate.

Bbl	One stock tank barrel, of 42 U.S. gallons liquid volume, used to reference oil, condensate or NGLs.

Boe	Barrel of oil equivalent, determined using the ratio of six Mcf of gas to one Boe, and one Bbl of NGLs to one Boe.

Completion	The installation of permanent equipment for production of oil or gas, or, in the case of a dry well, for reporting to the appropriate authority that the well has been abandoned.

Developed oil and gas reserves	Has the meaning given to such term in Rule 4-10(a)(6) of Regulation S-X, as follows:

Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

(i) Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

(ii) Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Dry hole or well	An exploratory, development or extension well that proved to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Hydraulic fracturing
The technique designed to improve a well's production rates by pumping a mixture of water and sand (in our case, over 99% by mass) and chemical additives (in our case, less than 1% by mass) into the formation and rupturing the rock, creating an artificial channel.

Lease operating expenses
The expenses of lifting oil or gas from a producing formation to the surface, and the transportation and marketing thereof, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.

Mbo	Thousand barrels of oil or other liquid hydrocarbons.

Mboe	Thousand barrels of oil equivalent, determined using the ratio of six Mcf of gas to one Boe, and one Bbl of NGLs to one Boe.

Mcf	Thousand cubic feet of natural gas.

Mmcf	Million cubic feet of gas.

Play
A set of known or postulated oil and/or gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, migration pathways, timing, trapping mechanism and hydrocarbon type.

Productive well	An exploratory, development or extension well that is not a dry well.

Proved developed producing reserves	Proved developed oil and gas reserves that are expected to be recovered:

	(i)	Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

	(ii)	Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved oil and gas reserves	Has the meaning given to such term in Rule 4-10(a)(22) of Regulation S-X, as follows:

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

	(i)	The area of the reservoir considered as proved includes:

		(A)	The area identified by drilling and limited by fluid contacts, if any, and

(B)
Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geosciences and engineering data.

(ii)
In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geosciences, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii)
Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geosciences, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

(A)
Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

(v)
Existing economic conditions include prices and costs at which economic viability from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an un-weighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

PV-10
An estimate of the present value of the future net revenues from proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of federal income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates of PV-10 are made using oil and gas prices and operating costs at the date indicated and held constant for the life of the reserves.

Reserve life	This index is calculated by dividing year-end 2014 estimated proved reserves by 2014 production of 5 MMBoe to estimate the number of years of remaining production.

Standardized measure
The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the period end date) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. Standardized measure does not give effect to derivative transactions.

Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

PART I
ITEM 1.                    BUSINESS.

This annual report on Form 10-K, includes forward-looking statements. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "feel," "plan," "estimate," "project," "forecast" and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Amazing Energy Oil and Gas, Co. ("AMAZ" or "the Company") or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Whether as a result of new information, future events or otherwise (except as required by federal securities laws), we do not intend to update or revise any forward-looking statements.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered a penny stock and such safe harbors set forth under Section 21E are unavailable to us.

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	Uncertainties in drilling, exploring for and producing oil and gas;
•	Oil and gas prices;
•	Overall United States and global economic and financial market conditions;
•	Domestic and foreign demand and supply for oil, gas and the products derived from such hydrocarbons;
•	The willingness and ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain oil price and production controls;
•	Our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	The effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	Disruption of credit and capital markets;
•	Disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, and gas and other processing and transportation considerations;
•	Marketing of oil and gas;
•	High costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

BUSINESS DEVELOPMENT

Amazing Energy Oil and Gas, Co. ("We," "Us", "the Company" or "Amazing Energy Oil and Gas Co.") is incorporated in the State of Nevada. Through its primary subsidiary, Amazing Energy, Inc., also a Nevada corporation, the main business of the Company is the exploration, development, and production of oil and gas in the Permian Basin of West Texas. On October 7, 2014, the Company  entered into a change in control agreement with certain shareholders of Amazing Energy, Inc. The change in control agreement was the first step in a reverse merger process whereby the shareholders of Amazing Energy, Inc.  would control  about 95% of the shares of common stock of Amazing Energy Oil and Gas, Co., and Amazing Energy Oil and Gas, Co. would own 100% of the outstanding shares of common stock of Amazing Energy, Inc. This entire reverse merger process was completed in July of 2015.

Amazing Energy, Inc. (AEI) was formed in 2010 as a Texas corporation and re-domociled to Nevada in 2011. The Company owns interests in oil and gas properties located in Texas. The Company is primarily engaged in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas. Amazing Energy, LLC was formed in December 2008 as a Texas Limited Liability Company. In December of 2010, Amazing Energy, Inc. and Amazing Energy, LLC were combined as commonly controlled entities.

The Company is still marginally involved in the gold exploration business through another wholly owned subsidiary; Kisa Gold Mining, Inc. Kisa controls or has interests in two consolidated claim blocks consisting of 88 Alaska mining claims covering 13,840 acres which comprise the Company's Southwest Kuskokwim project. The claims consist of exploration properties in Southwest Alaska approximately 90 miles east of the village of Bethel. On March 28, 2011, Kisa executed a master earn-in agreement with North Fork, LLC, an Alaskan limited liability company. This agreement calls for North Fork to explore for gold deposits on Kisa's claim blocks. On September 2, 2014, Gold Crest Mines, Inc. entered into an option agreement to sell 100% of the outstanding shares of common stock of Kisa to Afranex Gold Limited ("Afranex") for $400,000. This option agreement expires on December 31, 2015.

Amazing Energy Oil and Gas, Co. has been in the process since October, 2014, of transitioning from a mineral exploration  company to an oil and gas exploration, development and producing company. The Company has been aggressively pushing Afranex to exercise its option to purchase the Kisa stock prior to the expiration of the option period.

The following table shows the wholly owned subsidiaries of Amazing Energy Oil and Gas, Co.

	State of	Ownership	Principal
Name of Subsidiary	Incorporation	Interest	Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and
			products
Amazing Energy, LLC	Texas LLC	100%	Ownership oil and gas leases

Kisa Gold Mining, Inc.	Alaska	100%	Mining exploration

Any bankruptcy, receivership or similar proceedings

There have been no bankruptcy, receivership or similar proceedings.

OUR BUSINESS

General Description of the Business

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas. The Company has leasehold rights within approximately 70,000 acres  in Pecos County, Texas as of July 31, 2015. We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing resource potential from the Queens formation. Additional drilling targets could include the Greyburg, San Andreas and Devonian zones. On August 10, 2015, we entered into an agreement with Jed Miesner, our president, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in exchange for 500,000 restricted shares of our common stock.   Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.  As a result, Jilpetco will become our wholly owned subsidiary corporation.  This acquisition  will offer the Company an  opportunity to increase profits by providing services to oil and gas properties through contract operator services, as well as field services.  Closing of this transaction has not occurred and there is no assurance that it will close in the future.

At July 31, 2015, our estimated net proved reserves were 576,040 barrels of oil equivalent ("BOE"). Important characteristics of our proved reserves at July 31, 2015 include:

•	62% oil and 38% gas;
•	79% proved developed;
•	Reserve life of approximately 26.5 years :
•	Standardized measure of non-discounted future net cash flows of $ 17,568,310
•	and PV-10 of $ 12,635,730

PV-10 is our estimate of the present value of future net revenues from proved oil, and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates for future income taxes. Estimated future net revenues are discounted at an annual rate of 10% to determine their present value. PV-10 is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States ("GAAP"), and generally differs from the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the Standardized Measure, as computed under GAAP.

At July 31, 2015 we owned 19 producing oil and gas wells in the Permian Basin. During the fiscal year ended July 31, 2015, we produced 22,976 BOE (Net). Production for the fiscal year ended July 31, 2014 was 28,117 BOE (Net).

Our  Business Strategy

We intend to increase the value of the Company by increasing reserves and production in a cost-efficient manner by pursuing the following strategies:

Continue to drill and develop our shallow drilling play.

We believe that our current acreage position (leasehold rights to approximately 70,000 acres) provides us with the ability to continue to increase reserves and production by drilling shallow, low cost wells with joint venture investors. Typically, we strive to structure an offering in which participants/investors will "carry" (that is, bear the financial responsibility) for 25% of 8/8ths Working Interests in proportion to their participation in the offering. A "Carried Working Interest" is defined as a working interest which is expense-free through the stages of drilling, testing and completing a well to first sales or plugging and abandoning a well as a dry hole. Participants/investors will bear the cost and expenses attributable to the Carried Working Interest of the Company. The Company typically offers 75% of 8/8ths Working Interest in a drilling offering with a net revenue interest of 75%.  The Carried Working Interest that the Company receives varies on the participation levels for each drilling offering. For example, if there is full participation, the Company will receive a 25% Carried Working Interest.  The Company is constantly reviewing other potential acreage acquisitions, or other potential alliances with industry partners.

Our Competitive Strengths

•
Drilling and producing in lower risk, lower cost, shallow formations versus drilling in higher risk, higher cost, deep formations. Given the current relative low price for oil, we believe that we have a competitive advantage over higher risk, high cost, and deeper shale drilling operations. Most of our current wells are drilled and completed for around $400,000 at depths of around 2,000 feet.

•
Experienced management team and low overhead expenses. Our management team has many years of experience in the oil and gas industry throughout Texas. Also, the Company strives to keep drilling, completion, operating expenses and general overhead to a minimum, while also providing quality services.

Fiscal 2015 Activity

Our fiscal year 2015 activity focused on conventional drilling in the Queens formation in Pecos County, Texas. We spudded 3 conventional wells and completed 2 of them in fiscal 2015, compared to drilling and completing 2 conventional wells in fiscal 2014. We plan to continue to develop the Greyburg and Queens formations in Pecos County, Texas during fiscal 2016. The rate of drilling wells would depend, to some degree, on oil and gas prices. Our overall accomplishments in fiscal 2015 include:

•
Completion of the reverse merger between Amazing Energy Oil and Gas, Co. (formerly Gold Crest Mines, Inc.) and Amazing Energy, Inc. Also we listed the Company's stock for trading on the OTCQX Exchange.

•	Production growth. Gross production for fiscal 2015 totaled 37,460 BOE, compared to 36,003 BOE in fiscal 2014, a 4% increase. Production for fiscal 2015 was 55% oil and 45% natural gas.

•
Reserve growth. In fiscal 2015, our estimated net proved reserves increased 26.5%, or 120,665 BOE to 576,040 BOE from 455,375 BOE. Our proved reserves at fiscal year-end 2015 were 62% oil and 38% natural gas, compared to 61% oil and 39% natural gas at year-end 2014.

Plan for Fiscal 2016

During the fiscal year ending July 31, 2016, the Company plans to raise funds to continue drilling shallow oil and gas wells on the 70,000 acres that it has leasehold rights to in Pecos County in order to develop additional reserves and production. We anticipate raising such funds through joint ventures working interest holder participation, whereby the company would retain a carried working interest participation because of its existing lease ownership.  In order to keep the leasehold in good standing, the Company adheres to the Continuous Drilling Clause for each respective lease and meets the requirements found therein. Capital expenditures and thus drilling activity for fiscal 2016 depend, to a significant extent, on the future market prices for oil.

Markets and Customers

The revenues generated by our operations are highly dependent upon the prices and supplies and demand for oil and natural gas. Oil and natural gas are commodities, and therefore, we are subject to market-based pricing. Since our oil is sour, we receive somewhat less per barrel than the published WTI market prices, and since our natural gas is a sour gas, we are limited to selling through a sour gas transmission line and therefore are subject to a percent of proceeds (POP) gas contract with the purchaser. Overall, the price that we receive for our oil and gas production depends on numerous factors beyond our control, including seasonality, the status of domestic and global economies political conditions in other oil and gas producing countries, and the extent of domestic production and imports of oil.

        For the fiscal year ended July 31, 2015, sales to Sunoco, Inc. and to Trans-Pecos Natural Gas Company, LLC accounted for approximately 84% and 16%, respectively, of our total sales of oil and gas.

Title to Properties

Management believes the Company has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas industry.  The properties are subject to customary royalty interests, liens for current taxes and other burdens, which management believes does not materially interfere with the use of or affect the value of such properties.  Prior to acquiring undeveloped properties, the Company performs a title investigation that is thorough but less vigorous than that conducted prior to drilling, which is consistent with standard practice in the oil and gas industry.  Before the Company commences drilling operations, it conducts a thorough title examination and performs curative work with respect to significant defects. The Company has performed thorough title examination with respect to the sections of land that has been drilled upon. As drilling operations are implemented in a different section of land, the Company will initiate the title examination process.

Oil and Gas Leases

The typical oil and natural gas lease agreement covering our acreage position in Pecos County provides for the payment of royalties to the mineral owners for all oil and natural gas produced form any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to the Working Interest owners generally ranging from 75% to 80%.

Competition

The oil and gas industry is highly competitive, and we compete with a substantial number of other companies that have greater resources and have extensive leasehold interests in the Permian Basin. We also face competition from alternative fuel sources, including coal, heating oil, imported LNG, nuclear and other nonrenewable fuel sources, and renewable fuel sources such as wind, solar, geothermal, hydropower and biomass. Competitive conditions may also be substantially affected by various forms of energy legislation and/or regulation considered from time-to-time by the United States government. It is not possible to predict whether such legislation or regulation may ultimately be adopted or its precise effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil, and gas and may prevent or delay the commencement or continuation of our operations.

Regulation

The oil and gas industry in the United States is subject to extensive regulation by federal, state and local authorities. At the federal level, various federal rules, regulations and procedures apply, including those issued by the U.S. Department of Interior, the U.S. Department of Transportation (the "DOT") (Office of Pipeline Safety) and the U.S. Environmental Protection Agency (the "EPA"). At the state and local level, various agencies and commissions regulate drilling, production and midstream activities. For the state of Texas the regulatory agency is the Texas Railroad Commission. These federal, state and local authorities have various permitting, licensing and bonding requirements. Various remedies are available for enforcement of these federal, state and local rules, regulations and procedures, including fines, penalties, revocation of permits and licenses, actions affecting the value of leases, wells or other assets, suspension of production, and, in certain cases, criminal prosecution. As a result, there can be no assurance that we will not incur liability for fines, penalties or other remedies that are available to these federal, state and local authorities. However, we believe that we are currently in material compliance with federal, state and local rules, regulations and procedures, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations.

Transportation and Sale of Oil

Sales of crude oil are negotiated with Sunoco, Inc. via a crude oil purchase agreement which is subject to a month to month term, and a 30-day notice termination clause. The agreement specifies the pricing terms and transportation deductions, amongst other terms. Our sales of crude oil are affected by the availability, terms and cost of transportation.

Regulation of Production

Oil and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The state in which we operate, Texas, has regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, Texas imposes a severance tax on production and sales of oil, and gas within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Laws and Regulations

In the United States, the exploration for and development of oil and gas and the drilling and operation of wells, fields and gathering systems are subject to extensive federal, state and local laws and regulations governing environmental protection as well as discharge of materials into the environment. These laws and regulations may, among other things:

•	Require the acquisition of various permits before drilling begins;
•	Require the installation of expensive pollution controls or emissions monitoring equipment;
•
Restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling, completion, production, transportation and processing activities;

•	Suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, endangered species habitat and other protected areas; and
•	Require remedial measures to mitigate and remediate pollution from historical and ongoing operations, such as the closure of waste pits and plugging of abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

Governmental authorities have the power to enforce compliance with environmental laws, regulations and permits, and violations are subject to injunction, as well as administrative, civil and criminal penalties. The effects of existing and future laws and regulations could have a material adverse impact on our business, financial condition and results of operations. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition or results of operations. Moreover, accidental releases or spills and ground water contamination may occur in the course of our operations, and we may incur significant costs and liabilities as a result of such releases, spills or contamination, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this will continue in the future.

  The following is a summary of some of the existing environmental laws, rules and regulations that apply to our business operations.

Hazardous Substance Release

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund law, and comparable state statutes impose strict liability, and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Crude oil and fractions of crude oil are excluded from regulation under CERCLA. Nevertheless, many chemicals commonly used at oil and gas production facilities fall outside of the CERCLA petroleum exclusion. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA.

Waste Handling

The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA's non-hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could increase our operating expenses, which could have a material adverse effect on our business, financial condition and results of operations.

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. In particular, on April 18, 2012, the EPA issued new regulations under the New Source Performance Standards ("NSPS") and National Emission Standards for Hazardous Air Pollutants ("NESHAP"). The new regulations are designed to reduce volatile organic compound ("VOC") emissions from hydraulically fractured natural gas wells, storage tanks and other equipment. Under the regulations, since January 1, 2015, owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called "green  completion" technology to recover natural gas that formerly would have been flared or vented. We do not expect that the NSPS or NESHAP will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or use specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

Greenhouse Gas Emissions

While Congress has, from time-to-time, considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal legislation, a number of states have taken legal measures to reduce emissions of GHGs through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs or other mechanisms. Most cap-and-trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Many states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions, such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it does not require immediate reductions in GHG emissions. In March 2012, the EPA proposed GHG emissions standards for fossil fuel-powered electric utility generating units that would require new plants to meet an output- based standard of 1,000 pounds of carbon dioxide equivalent per megawatt-hour. The EPA issued a new proposed rule in September 2013, which retained the 1,000 pounds of carbon dioxide equivalent per megawatt-hour standard for large gas-fired power plants. The new proposal includes a standard of 1,100 pounds of carbon dioxide equivalent per megawatt-hour for small, gas-fired turbines and coal-fired turbines. In June 2014, the EPA proposed a regulation affecting existing fossil fuel power plants, which would seek to reduce carbon emissions from the power sector to 30% less than the 2005 level of emissions by 2030. If the proposed regulations are adopted, they could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. The EPA has also indicated that it will propose new GHG emissions standards for refineries, but we do not know when the agency will issue specific regulations.

In December 2010, the EPA enacted final rules on mandatory reporting of GHGs. In 2011, the EPA published amendments to the rule containing technical and clarifying changes to certain GHG reporting requirements and a six-month extension for reporting GHG emissions from petroleum and natural gas industry sources. Under the amended rule, certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities are required to report their GHG emissions on an annual basis. Our operations in the Permian Basin are subject to the EPA's mandatory reporting rules, and we believe that we are in compliance with such rules. We do not expect that the EPA's mandatory GHG reporting requirements will have a material adverse effect on our business, financial condition or results of operations.

The adoption of additional legislation or regulatory programs to monitor or reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory requirements. In addition, the EPA has stated that the data collected from GHG emissions reporting programs may be the basis for future regulatory action to establish substantive GHG emissions factors. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our future business, financial condition and results of operations.

Water Discharges

The Federal Water Pollution Control Act (the "Clean Water Act") and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

In October 2011, the EPA announced its intent to develop national standards for wastewater discharges produced by natural gas extraction from shale and coal bed methane formations. The EPA is expected to issue proposed regulations establishing wastewater discharge standards for coal bed methane wastewater and shale gas wastewater in 2015. For shale gas wastewater, the EPA will consider imposing pre-treatment standards for discharges to a wastewater treatment facility. Produced and other flowback water from our current operations in the Permian Basin is typically re-injected into underground formations that do not contain potable water. To the extent that re-injection is not available for our operations and discharge to wastewater treatment facilities is required, new standards from the EPA could increase the cost of disposing wastewater in connection with our operations.

The Safe Drinking Water Act, Groundwater Protection and the Underground Injection Control Program

Fluids associated with oil and gas production result from operations on the Company's properties and are disposed by injection in underground disposal wells. The federal Safe Drinking Water Act ("SDWA") and the Underground Injection Control program (the "UIC program") promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA has delegated administration of the UIC program in Texas to the Railroad Commission of Texas ("RRC"). Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

Hydraulic Fracturing

Hydraulic fracturing is the subject of significant focus among some environmentalists, regulators and the general public. Concerns over potential hazards associated with the use of hydraulic fracturing and its impact on the environment have been raised at all levels, including federal, state and local, as well as internationally. There have been claims that hydraulic fracturing may contaminate groundwater, reduce air quality or cause earthquakes. Hydraulic fracturing requires the use and disposal of water, and public concern has been growing over the adequacy of water supply.

The Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. In the past, legislation has been introduced in, but not passed by, Congress that would amend the SDWA to repeal this exemption. Specifically, the FRAC Act has been introduced in each Congress since 2008 to accomplish these purposes, and we expect similar legislation to be introduced in the current Congress. If legislation repealing the exemption were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements.

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC program by posting a requirement on its website that requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations. Following a legal challenge by industry groups and a subsequent settlement, in February 2014, the EPA issued revised guidance on the use of diesel in hydraulic fracturing operations. Under the guidance, EPA broadly defined "diesel" to include fuels such as kerosene that have not traditionally been considered diesel. The EPA's continued assertion of its regulatory authority under the SDWA could result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process.

In addition to the above actions of the EPA, certain members of Congress have, in the past, called upon government agencies to investigate various aspects of hydraulic fracturing. Federal agencies that have been involved in hydraulic fracturing research include the White House Council on Environmental Quality, the Department of Energy, the Department of Interior and the Energy Information Administration. The EPA has also begun a study of the potential environmental impacts of hydraulic fracturing on water resources. The EPA issued a progress report in December 2012, and final results are expected in 2015. These ongoing or proposed investigations and studies, depending on their degree of pursuit and any meaningful results obtained, could facilitate initiatives to further regulate hydraulic fracturing.

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in hydraulic fracturing. For example, pursuant to legislation adopted by the State of Texas in June 2011, the RRC enacted a rule in December 2011, requiring disclosure to the RRC and the public of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state law, local land use restrictions, such as city ordinances, may directly or indirectly restrict or prohibit drilling and hydraulic fracturing. For example, in November 2014, the City of Denton, Texas, enacted an ordinance banning hydraulic fracturing. While the City of Denton ordinance is currently the subject of a lawsuit, other local governments may enact similar legislation in the future. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, it could become more difficult or costly for the Company to drill and produce oil and gas from shale and tight sands formations and become easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to delays, additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and higher costs. These new laws or regulations could cause us to incur substantial delays or suspensions of operations and compliance costs and could have a material adverse effect on our business, financial condition and results of operations.

Compliance

We believe that we are in compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended July 31, 2015. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during fiscal 2016. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

Threatened and Endangered Species, Migratory Birds and Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development.

Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Employees

As of July 31, 2015, we had 3 full-time employees. We regularly use independent contractors and consultants to perform various drilling and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

Insurance Matters

We will not insure fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Available Information

We maintain an Internet website under the name www.amazingenergy.com. We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov.

MINING OPERATIONS:

We were in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of our exploration programs was directed at precious metals, primarily gold. We no longer continue to identify, investigate and acquire potential properties for future exploration and development when warranted.  We have suspended all of our mining operations in lieu of our oil and gas operations.

ITEM 1A.               RISK FACTORS.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.          PROPERTIES – TEXAS OIL AND GAS.

Pecos County, Texas – The Company has leasehold rights within approximately 70,000 gross acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is positioned west of the Yates Field (Approximately 1.6 Billion BO produced) and east of the Taylor Link Field (Approximately 15 million BO produced). Our leasehold also lies within the White & Baker Field (Approximately 5 million BO produced) and portions of the Walker Field (Approximately 10 million BO produced).   The Pecos leasehold is comprised of multiple leases.  Our acreage position in the Permian Basin is characterized by several commercial hydrocarbon formations which begin around 1,300 ft. down to around 10,000 ft.  The formations in the area include the Yates, Seven Rivers, Greyburg, Queens (Upper and Lower), San Adreas, Strawn, Devonian and Ellenburger. The Company began drilling operations in October 2010 to target the Greyburg and Queens formation. Since then the Company has drilled 19 wells throughout the property of which 8-13 wells are producing intermittently and 6 wells are shut-in. At the fiscal year end, the Company was drilling the 20th well which reached total depth on August 4th, 2015, and is currently awaiting the next phase of completion.  All the wells that the Company has drilled have been to a depth of approximately 2,000 ft.

The following table summarizes our estimated proved oil and gas reserves for the fiscal years ended July 31, 2015 July 31, 2014 and 2013.

	Proved Reserves (BOE)
	July 31,
	2015	2014	2013
Proved developed	457,852	329,785	698,791
Proved undeveloped	118,188	125,590	231,221
Total	576,040	455,375	930,012

Precent of total proved resources	100%	100%	100%

Proved oil and gas reserves

The following table sets forth information regarding our estimated proved reserves as of July 31, 2015. See Note 13 to our consolidated financial statements in this report for additional information.

Summary of oil and gas reserves as of July 31, 2015
	Proved Reserves
	Oil	Natural Gas	Total	Percent	PV-10
	(Bbl)	(Mcf)	(BOE)	(%)
Proved developed	262,740	1,170,670	457,852	79%	$9,773,290
Proved undeveloped	94,550	141,820	118,188	21%	$2,862,440
Total proved reserves	357,290	1,312,490	576,040	100%	$12,635,730

Reconciliation of PV-10 to Standardized Measure

PV-10 is our estimate of the present value of future net revenues from proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. PV-10 is a non-GAAP, financial measure and generally differs from the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the Standardized Measure as computed under GAAP.

We believe PV-10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis.

The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at July 31, 2015:

July 31,
2015
PV-10	$12,635,730
Present value of future income tax discounted at 10%	(4,786,023)
Standardized measure of discounted future net cash flows	$7,849,707

Proved Undeveloped Reserves
As of July 31, 2015, we had 118,188 BOE of undeveloped ("PUD") reserves, which is a decrease of 7,402 BOE, compared with 125,590 BOE of PUD reserves at July 31, 2014.

Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007)" promulgated by the Society of Petroleum Engineers ("SPE standards"). Our proved reserves are estimated at the property level and compiled for reporting purposes by our corporate reservoir engineering staff, all of whom are independent of our operations team. We maintain our internal evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering staff interacts with Company Management and with accounting employees to obtain the necessary data for the reserves estimation process. Our Management staff works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves. For the years ended July 31, 2015, and July 31, 2014, we engaged Mire & Associates, Inc., an independent petroleum engineer, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties.

Oil and Gas Production, and Prices

The following table sets forth summary information regarding net oil and gas production for the last three fiscal years. We determined the BOE using the ratio of six MCF of natural gas to one BOE.

	Years Ended July 31,
	2015	2014	2013
Production
Oil (Bbls)	12,127	11,631	4,642
Gas (MCF)	65,096	98,915	11,999
Total BOE	22,976	28,117	6,642
Total average barrels of oil per day	63	77	18

Average prices
Oil (Bbls)	$57.06	$93.57	$90.00
Gas (Mcf)	$2.09	$3.50	$4.00
Total per BOE	$57.41	$94.15	$90.67

Drilling Activity – Past Three Years

The following table sets forth information on our drilling activity for the last three fiscal years. The information should not be considered indicative of future performance nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value.

	Years Ended July 31,
	2015	2014	2013
Development wells:
Productive	2	2	7
Dry	-	-	1

The following table sets forth the wells, working interest percentage, and status of all the wells that the Company owned at the fiscal year end July 31, 2015:

Well	Working
Name	Interest	Status
WWJD 1	100.00%	Shut in: Awaiting re-frac
WWJD 4	100.00%	Producing well
WWJD 5	100.00%	Producing well
WWJD 6	100.00%	Shut in: Awaiting re-frac
WWJD 7	100.00%	Shut in: Awaiting re-frac
WWJD 8	100.00%	Producing well
WWJD 9	100.00%	Producing well
WWJD 10	100.00%	Shut in: Awaiting re-frac
WWJD 11	100.00%	Producing well
WWJD 12	100.00%	Producing well
WWJD 13	40.00%	Producing well
WWJD 14	40.00%	Producing well
WWJD B-1	49.50%	Producing well
WWJD B-2	49.50%	Producing well
WWJD B-3	49.50%	Producing well
WWJD C-1	50.00%	Producing well
WWJD C-2	50.00%	Producing well
WWJD C-3	50.00%	Producing well
WWJD C-4	50.00%	Producing well

		Producing wells 15
		Shut-in wells 4
		Total wells 19

ALASKA PROPERTIES

SOUTHWEST KUSKOKWIM PROJECT

Summary

The Company's wholly owned subsidiary Kisa, controls or has interests in two claim blocks consisting of 88  Alaska mining claims covering 13,840 acres which comprise the Company's Southwest Kuskokwim Project. The claims consist of exploration properties in southwest Alaska approximately 90 miles east of the village of Bethel in the consolidated claim groups known as Luna and Kisa within the Kuskokwim Mineral Belt. Previous workers located and prospected several significant precious metal showings in this remote, highly prospective portion of the Kuskokwim Mineral Belt nearly 20 years ago. The samples show many similarities in mineralization style, alteration and general geologic characteristics to Nova Gold Resources and Barrick's Donlin Creek project and other major Kuskokwim Mineral Belt gold deposits.

Prior to October 7, 2014 the Company had owned a total of 274 claims totaling 42,280 acres with a carrying value of $11,373.  On October 1, 2014, the Company made the decision to abandon all of our Alaska claims except our Luna and Kisa claims.  The Company abandoned a total of 186 claims covering 28,440 acres with a carrying value of $8,059.  This write-off was recorded on October 1, 2014 prior to the change of control agreement. The net balance sheet carrying value of the mineral properties as of July 31, 2015, was $3,314.

Afranex Option Agreement

On September 2, 2014, the Company entered into an Option Agreement (the "Agreement") with Afranex Gold Limited, an Australian corporation ("Afranex"); our wholly owned subsidiary Kisa; and, North Fork LLC, ("North Fork") an Alaska limited liability company whereby the Company and Kisa granted Afranex an exclusive option to acquire, at the election of Afranex, either: (1) 100% of the issued and outstanding stock of Kisa; or, (2) 100% of Kisa's right, title and interest in certain mining permits and associated assets.  The option expires on December 31, 2015 if not exercised by then.  Afranex was obligated to pay a non-refundable fee of US$20,000 within 5 days of the execution of the Agreement which has been received by the Company and recorded as a deposit on option agreement.  The Agreement is subject to additional terms, warranties, and conditions among Kisa, North Fork, Afranex and us.  Upon exercise of the option, Afranex will pay US$380,000 for either the Kisa shares or the Kisa assets.

As of the date hereof, Afranex has provided loans to us totaling approximately US$80,000 under a loan facility agreement entered into on July 26, 2012 with several subsequent deeds of variations. The final variation to the Loan increased the Loan amount from $80,000 to $100,000 and after several expiration date extensions with the last one out to September 30, 2014.

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

Geologic Setting and Deposit Types

The properties are situated in the Kuskokwim Mineral Belt in the southern portion of the Aniak-Tuluksak and southeastern portion of the Bethel Mining Districts. Historically the Kuskokwim Mineral Belt has been a major placer and lode gold producer as well as the major source of mercury in Alaska since the turn of the twentieth century. There have been recent discoveries of major gold deposits throughout the northern and central portion of the belt, including the largest known deposit in the belt, the Donlin Creek deposit located approximately 120 miles to the northeast.

Previous Work by the Company

•
On March 28, 2011 the Company executed a Master Earn-In agreement with North Fork to explore for gold deposits on Kisa's claim blocks. Work completed by North Fork over the 2010 through 2014 seasons comprised the following;

•	Rock chip and soil sampling, as well as mapping at Luna
•	Re-assay of drill core from Kisa
•	Work on compiling data for a National Instrument 43-101.
•	The following is work that is proposed by North Fork for the 2014 exploration season;
•	Complete detailed geophysical surveys at Luna
•	Grid soil geochemistry at Luna
•	Diamond drilling under high grade mineralization at Luna and also testing the parallel structures
•	Mapping and prospecting on claim blocks such as Kisa, Gold Lake and AKO

Future outlook for the Southwest Kuskokwim Project

With the entering into of the Change of Control Agreement with Amazing Energy, Inc. in October of 2014, the Company's focus is now moving away from its exploration mining claims in Alaska and turning towards the business of oil and gas exploration, development and production and its leasehold rights within approximately 70,000 acres in the Permian Basin in West Texas.

ITEM 3.                    LEGAL PROCEEDINGS.

As of July 31, 2015, the Company was not a party to any litigation.

ITEM 4.                    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 The Company's stock trades under the category OTCQX on the OTC Markets system. The Company's trading symbol is "AMAZ".

The Company changed its name from Gold Crest Mines, Inc. to Amazing Energy Oil and Gas, Co. and its trading symbol from "GCMN" to "AMAZ" on January 21, 2015. The Company also underwent a 40 to 1 reverse stock split. The following stock quotes reflect the reverse stock split. The Company also changed its fiscal year end in conjunction with the reverse acquisition  from December 31st to July 31st. All quarters presented below reflect the fiscal year change to July 31st.

The following table sets forth for our common stock, the high and low closing bid quotations per share, taken from the internet, for our common stock for each quarter for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Per Share
	High Bid	Low Bid
Fiscal Year Ending July 31, 2015
First quarter	$1.40	$0.52
Second quarter	1.99	0.80
Third quarter	2.80	0.88
Fourth quarter	1.34	0.90
Fiscal Year Ending July 31, 2014
First quarter	$0.80	$0.40
Second quarter	0.80	0.34
Third quarter	0.60	0.28
Fourth quarter	0.96	0.40

Shareholders

As of July 31, 2015 there were approximately 660 shareholders of record of the Company's common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

Dividend Policy

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Transfer Agent

The transfer agent for the Company's common stock is Columbia Stock Transfer Company, 1869 East Seltice Way, Suite 292, Post Falls, Idaho, 83854.

Unregistered Sales of Equity Securities

During the year ended July 31, 2015, the company had the following unregistered sales of equity securities:

On June 11, 2014 the Company began a private placement offering up to a maximum of 3,000,000 shares at $0.01 per share for a maximum of $30,000 in proceeds. The offering was scheduled to end on August 15, 2014.  On August 15, 2014 the Company extended the deadline for the private placement out until September 30, 2014 and increased the maximum shares to 13,000,000 at $0.01 per share for a maximum of $130,000 in proceeds.  During the fiscal year ended July 31, 2014, 2,200,000 shares of common stock were sold for a total cash amount of $22,000.  Subsequently, during the ensuing fiscal year ended July 31, 2015, the company sold the balance of 10,800,000 shares of stock for a total cash amount of $108,000.  The shares were being offered and sold by officers and directors of the Company who received no remuneration for the sale of the shares.  The shares were sold pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Act"),  in a private non-public transaction and deemed restricted securities which may not be publicly resold absent registration under the Act or an exemption from registration.

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

Also, during October of the fiscal year ended July 31, 2015, the subsidiary corporation, Amazing Energy, Inc., sold 2,500,000 shares of its common stock at $.60 per share for a net proceed amount of $1,500,000.  In December of 2014, Amazing Energy, Inc. sold 28,000 shares of common stock at $.83 per share for a total cash raise of $23,325.

ITEM 6.                    SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in understanding our results of operations and our financial condition.  Our consolidated financial statement and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material.  Statements in this discussion may be forward-looking.  These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed.  See "Cautionary Statement Regarding Forward- Looking Statements" at the beginning of this report for additional discussion of some of these factors and risks.

Safe Harbor Provision

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. Because our common stock trades at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under Section 21E are unavailable to us.

All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are forward-looking statements.

Overview

Amazing Energy Oil and Gas Co. is an independent energy company focused on the exploration, development and production of oil and gas in Pecos County, Texas where we have leasehold rights within approximately 70,000 acres as of July 31, 2015.  We believe that over concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our leases.

 Our near-term success depends primarily on attracting developmental capital in order to continue to drill, develop reserves and increase production within the leased acreage that we currently control.  We are also open to acquiring oil and gas producing properties that would be accretive to our shareholders.

We have been operating at a net loss situation.  Given the recent (past ten months) decline in oil prices, and the inherent expenses of running a public company in the oil and gas industry, it is uncertain if and when we may achieve profitable operations as a small company.

The Company is marginally involved in the gold exploration business through a wholly owned subsidiary; Kisa Gold Mining, Inc. On September 2, 2014, Gold Crest Mines, Inc. (the precedent name of the registrant) entered into an option agreement to sell 100% of the outstanding shares of common stock of Kisa to Afranex Gold, Limited for $400,000.  This option expires on December 31, 2015. If this occurs when scheduled, the Company would have completed its exit strategy from a gold exploration company to an oil and gas company.

Fiscal July 31, 2015 results

During the year ended July 31, 2015, we have been successful in accomplishing the following objectives:

•
Entering into and completing a "reverse merger" between Gold Crest Mines, Inc. and Amazing Energy Inc. During this process, the name of Gold Crest Mines, Inc. was changed to "Amazing Energy Oil and Gas, Co."

•	Drill and complete two commercial oil and gas wells in the Queens Formation, and a third well was drilled during the fiscal year and completed subsequent to July 31, 2015.
•
Increased our net proved reserves from approximately 274,770 barrels of oil and approximately 1,055,570 thousand cubic feet of gas as of July 31, 2014 to approximately 357,290 barrels of oil and 1,312,500 thousand cubic feet of gas as of July 31, 2015.

•
Even though the price of oil decreased substantially during the past fiscal year, the discounted net present value (NPV10%) of our proved reserves increased slightly from $12,379,080 as of July 31, 2014, to $12,635,730 as of July 31, 2015.

Plans for Fiscal 2016

During the fiscal year ending on July 31, 2016, we plan to raise funds for continued drilling in order to develop additional reserves and production.  We anticipate raising such funds through joint ventures working interest holder participation, whereby the company would retain carried working interest participation because of its existing lease ownership.  Given the low prices for oil and gas, it is uncertain if such funds could be raised.

RESULTS OF OPERATIONS – FOR THE YEARS ENDED JULY 31, 2015 AND 2014

Our oil and gas revenue decreased from $1,414,276 for the year ended July 31, 2014 to $781,133 for the year ended July 31, 2015, which was a decrease of $633,143.  The primary reason for the decrease in oil and gas revenue was a substantial drop in the price of oil, and to a somewhat lesser extent, a drop in the price of gas. Average prices for a barrel of oil that the company received in fiscal 2014 was $93.57, compared to an average price of $57.06 in fiscal 2015.  The average prices that the company received for natural gas also decreased from $3.50 per MCF in fiscal 2014 to $2.09 per MCF in fiscal 2015. Sales of oil increased slightly from 11,411 barrels of oil in fiscal 2014 to 12,485 barrels of oil in fiscal 2015 for an increase of 1,074 barrels. Natural gas sales decreased from 98,915 MCF in fiscal 2014 to 65,096 MCF in fiscal 2015 for a decrease of 33,819 MCF.  If the sales of oil and gas are combined into BOE per day, the daily BOE decreased from 76 BOE in fiscal 2014 to 64 BOE in fiscal 2015.

 As of July 31, 2015, the company's oil and gas production was generated from fifteen wells with its working interest ownership ranging from 40% to 100%.  Following is a summary of the ownership percentage in these fifteen producing wells:

Number of
Producing Wells
Wells with 100% working interest ownership	6
Wells with 50% working interest ownership	4
Wells with 49.5% working interest ownership	3
Wells with 40% working interest ownership	2
Total producing wells	15

Lease operating expenses increased from $449,960 in fiscal 2014 to $683,889 in fiscal 2015, which is an increase of $233,929.  A major component of this increase was an increase in administrative overhead, which includes repair work, lease maintenance and supervision by the operating company, from $99,277 in fiscal 2014 to $278,168 in fiscal 2015 for an increase of $178,891.  The reason for the increase is because of increased billing for well repairs, lease maintenance and applicable supervisory work to keep the wells operating.

Overall selling, general and administrative costs remained relatively constant with $671,873 incurred in fiscal 2014 compared to $694,423 in fiscal 2015.  Within this category, stock based compensation increased from $8,277 to $182,074.  The primary reason for this increase was that common stock awards were granted to two employees and three newly appointed directors to the board of directors.  Conversely, payroll expenses decreased from $249,175 to $88,241.  The reason for this decrease was that four employees departed during the 2014 fiscal year.

Depletion expense decreased from $500,355 in fiscal 2014 to $306,145 in fiscal 2015.  The reasons for this decrease resulted from the following:

•	A decrease in the depleted base of $8,593,788 as of July 31, 2014 to $7,810,958 as of July 31, 2015.
•	The percentage of depletion rate decreased from 6% as of fiscal 2014 to 4% as of fiscal 2015.
•	The average price of oil and gas that was used in the reserve report calculations decreased as follows:

Fiscal Year Ended July 31,	Average Price of Oil Per Barrel	Average Price of Gas per Mcf
2014	$96.52	$4.20
2015	$67.65	$3.25

During fiscal 2015, there was a onetime charge of $13,921,168 under the caption of "Loss on modification of related party notes payable."  This charge occurred because the board of directors approved a modification to Jed Miesner's $3,368,473 related party (Jed is the president and CEO of the company) note payable.  The modification  gave Mr. Miesner the option to convert the note to common stock of Amazing Energy, Inc. (the subsidiary corporation) under the same conditions that common stock was sold to private placement shareholders  ($.60 per share in October of 2014).  Mr. Miesner also has the option to convert those shares to the public parent corporation (Amazing Energy Oil and Gas, Co.) at the same rate that other shareholders converted their shares during fiscal 2015.  The trading price of the stock of Amazing Energy Oil and Gas, Co. on the date to the approval of this conversion was $1.00 per share. Mr. Miesner cannot exercise this conversion feature until February 1, 2017. In connection with the modification, Mr. Miesner agreed to waive default under the terms of the notes and line of credit so long as principal and accrued interest are paid on or before December 31, 2030.

The $1,432,017 in preferred dividends paid to shareholders included both past accrued dividends and current dividends that re due to five classes of preferred shareholders of Amazing Energy, Inc.  Once these dividends were paid and Amazing Energy, Inc. entered into "a change in control agreement" with Gold Crest Mines, Inc (now known as Amazing Energy Oil and Gas, Co.), then these shares of preferred stock were converted into common stock of Amazing Energy, Inc. at the election of that company.

Due to the volatile nature of our business, we expect that revenues, as well as the related variable expenses, will continue to fluctuate fairly substantially quarter – to – quarter and year – to – year.  The negative impact of lower crude oil prices on our revenues has been substantial for the year ended July 31, 2015. Our average price on a BOE basis for oil and gas decreased from $94.15 in fiscal 2014 to $57.41, which was a decrease of $36.74.  Production expenses will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Our goal is to improve cash flow in order to cover operating costs and expenses by attracting additional working interest partners to fund our drilling program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financial resource is our approximate 70,000 acre position in Pecos County, TX in which we have leasehold rights  and the related oil and gas reserves.  Our ability to develop our leasehold position is dependent upon investor groups willing to deploy the requisite capital with us.  Our plans are to continue to attract drilling and completion funds whereby the investor earns a 75% working interest participation and our company retains a 25% "carried working interest" participation.  The ability to attract such capital is dependent upon, among other economic factors, the prices for oil and gas, and the continued favorable income tax treatment that passes through to working interest participants.

The changes in our capital resources are set forth in the table below:

	July 31, 2015	July 31, 2014	Increase (Decrease)	% Change
Cash	$97,531	$434,619	$(337,088)	(78%)
Current assets	227,739	669,217	(441,478)	(66%)
Total assets	6,414,576	6,941,185	(526,609)	(8%)
Current liabilities	1,281,281	676,653	604,628	89%
Total liabilities	4,370,994	3,911,326	459,668	12%
Working capital	$(1,053,542)	$(242,034)	$(811,508)	(335%)

Our working capital decreased by $811,508 from July 31, 2014 to July 31, 2015.  The primary reasons for this decrease are as follows:

1)	Cash decreased by $337,088
2)	Oil and gas receivables decreased by $122,920
3)	Related party payables increased by $396,324

We intend on improving our working capital position by reworking some of our existing wells and continuing to attract investor capital in order to drill additional wells by July 31, 2016.

Our business is very capital intensive and we are dependent on raising the requisite drilling capital through various investors.  In turn, these capital raises are highly dependent upon the prices of oil and gas.  There is no assurance that we will be able to raise sufficient drilling funds, and therefore, there is no assurance that we will be able to achieve profitability.  At this time, we are not planning to raise funds through the issuance of debt instruments or equity.

CASH FLOWS

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	July 31,	July 31,	Increase
	2015	2014	(Decrease)
Net cash provided by (used in)
operating activities	$(154,893)	$131,976	$(286,869)
Net cash (used in) investing
activities	$(247,238)	$(1,039,861)	$(792,623)
Net cash provided by financing
activities	$65,043	$17,500	$47,543

CASH FLOW PROVIDED (USED IN) OPERATING ACTIVITIES

Cash flow from operating activities is derived from the production of out oil and gas production and sales, plus changes in the balances of non-cash accounts, receivables, payables, or other account balances.  For the year ended July 31, 2015, cash used by operating activities was $154,893 in comparison to cash provided by operating activities in the amount of $131,976 for the year ended July 31, 2014.  This increase in cash used by operating activities of $286,869 was primarily due to a decrease in oil and gas sales, which in turn, was due to a decrease in the prices of oil and gas.

CASH FLOW USED IN INVESTING ACTIVITIES

Cash flow from investing activities is primarily derived from changes in oil and gas properties.  The capitalized cost of cash invested in oil and gas properties decreased from $1,048,697 in fiscal 2014 to $369,198 in fiscal 2015, which was a decrease of $679,499.

CASH FLOW PROVIDED BY FINANCIAL ACTIVITIES

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings (accumulated deficit).  Net cash flow provided by financing activities was $65,043 for fiscal 2015, compared to $17,500 for fiscal 2014.  The primary financing activities were the generation of $1,519,060 in cash by the sale of common stock and the payment of $1,432,017 in dividends to the preferred shareholders.

OIL AND GAS RESERVES

The company's total net proved developed and undeveloped oil and gas reserves and related values are summarized in the following table:

	Net Reserves		Cash Flows
	Oil	Gas	Non	Discounted
	(BO)	(Mcf)	Discounted	at 10%
As of July 31, 2014	277,600	1,066,650	$17,618,270	$12,379,080
As of July 31, 2015	357,290	1,312,500	$17,568,310	$12,635,730

Even though the quantities of the oil and gas reserves have increased from July 31, 2014 to July 31, 2015, the projected cash flows have remained fairly constant because the prices for the analysis as of July 31, 2014 were based upon oil at $96.52 per barrel and gas at $4.20 per MMBTU.  The reserve analysis was based on oil prices at $67.65 per barrel and gas at $3.25 per MMBTU.

CHANGES IN FINANCIAL CONDITION

As of July 31, 2015 our total assets were $6,414,577 compared to total assets of $6,941,185 as of July 31, 2014, for a decrease of $526,608.  This decrease was primarily due to a decrease in current assets of $441,478.

At July 31, 2015, total liabilities were $4,370,994, an increase of $459,668 in comparison to $3,911,326 at July 31, 2014.  Long-term debt remained fairly stable; however most of the increase in total liabilities was attributable to the increase in current liabilities.

Our common stock increased from 10,249,088 outstanding shares as of July 31, 2014 to 53,441,528 outstanding shares at July 31, 2015.  The primary reason for this increase in the number of outstanding shares of common stock was the initiation and completion of the reverse merger transaction between Amazing Energy Oil and Gas, Co. (formerly known as Gold Crest Mines, Inc.) and Amazing Energy, Inc., whereby the shareholders of Amazing Energy, Inc. now own approximately 95% of the outstanding shares of common stock of Amazing Energy Oil and Gas, Co.

The accumulated deficit increased from $3,406,553 as of July 31, 2014 to $18,490,545 as of July 31, 2015.  The increase in this deficit was primarily attributable to a one-time charge of $13,921,168 on the statement of operations for a "loss on modifications of related party notes payable".

MINING OPERATIONS:
We were in the business of exploration, development, and if warranted the mining of properties containing valuable mineral deposits. The focus of our exploration programs was directed at precious metals, primarily gold. We no longer continue to identify, investigate and acquire potential properties for future exploration and development when warranted.  We have suspended all of our mining operations in lieu of our oil and gas operations.
MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONERN

The company completed a significant, expensive, and time consuming reverse merger reorganization and recapitalization process during the fiscal year ended July 31, 2015.  This process started on October 7, 2014 and was completed on July 27, 2015.  During this time frame, the company drilled three new commercial wells (the WWJD #13, 14 and 15.)  The WWJD15 was actually completed subsequent to the fiscal year ended July 31, 2015.

Now in fiscal 2016, the company is in a position to aggressively pursue several drilling fund investment opportunities.  The most likely scenario for such an opportunity would be where an investment group would invest 100% of the drilling and completion funds for a particular set of well locations on the company's leasehold interests, and then the company would receive a "25% carried working interest" in the project, and the investor would receive the remaining 75% working interest participation.  In regard to these drilling programs, the mineral owners receive royalties from production between 20% to 25%.

At this time, the company's plans for increasing cash flows in fiscal 2016 would be twofold:

1)	Earn a 25% carried working interest by drilling multiple wells with investor funds.
2)	Acquire the company's related service and operating company Jilpetco, Inc. as a subsidiary corporation.

We currently do not anticipate the raising of capital through the issuance of debt or equity instruments.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are policies that are both most important to the portrayal of  the company's financial condition and results, and that require management's most difficult, subjective  or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, production expenses, and depreciation, accretion expenses.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Estimates, by their nature, are based on judgment and available information.  These judgments and uncertainties do affect the application of these critical accounting policies.  There is a likelihood that materially different amounts could be reported under different conditions or using different assumptions.  Therefore, actual results could differ from those estimates and could have a material impact on our financial statements, and it is possible that such changes could occur in the near term.

The company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission ("SEC").  Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment.  This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities.  Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and gas properties include costs that are excluded from costs being depleted or amortized.  Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interest and exploration drilling costs.  The company allocates a portion of its acquisition costs to unevaluated properties based on relative value.  Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, amortization ("DD&A"), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization.  The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.

For the years ended July 31, 2015 and 2014, we engaged Mire & Associates, Inc., independent petroleum engineers, to prepare independent estimates of the extent and value of our reported proved reserves in accordance with rules and guidelines established by the Securities and Exchange Commission.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including depletion, depreciation and amortization expense, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations.  The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir.  The data for any reservoir may change substantially over time due to results from operational activity.

All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows.  The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors.  The need to test an asset for impairment may result from significant declines in commodity prices or downward revisions to estimated quantities of oil and gas reserves.  Because of the uncertainty interest in these factors, we cannot predict when or if impairment changes will be recorded.

We use the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to producers.  These volumes may differ from the production of oil and gas during a particular period of time.

As of July 31, 2015 we did not have any relationships with the unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Index to Financials

A PROFESSIONAL SERVICES FIRM

Certified Public Accountants | Business Consultants

dm-t

decoria · maichel · teague

7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amazing Energy Oil and Gas, Co.

We have audited the accompanying consolidated balance sheets of Amazing Energy Oil and Gas, Co. ("the Company") as of July 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazing Energy Oil and Gas, Co. as of July 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses since inception and has negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DECORIA, MAICHEL & TEAGUE, P.S.
DeCoria, Maichel & Teague P.S.
Spokane, Washington
November 12, 2015

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,531	$434,619
Prepaid expenses	18,530	-
Oil and gas receivables, related party	111,678	234,598
Total current assets	227,739	669,217

Property, plant, and equipment, net of accumulated depreciation of
$12,399 and $10,828, respectively	25,150	59,917
Mineral property	3,314	-
OIL AND GAS PROPERTIES, full cost method:
Evaluated properties, net of accumulated depletion of $873,027 and
$566,882, respectively	6,131,752	6,185,430
Other assets	26,622	26,621

Total Assets	$6,414,577	$6,941,185

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,449	$-
Accounts payable, related party	203,939	145,176
Accrued liabilities	76,447	6,805
Interest payable, related party	343,219	112,259
Short-term convertible debt, related party	519,014	412,413
Loan and deposit from Afranex	100,213	-
Total current liabilities	1,281,281	676,653
LONG TERM LIABILITIES:
Asset retirement obligation	240,254	278,612
Long-term convertible debt, related party	2,849,459	2,956,061
Total long-term liabilities	3,089,713	3,234,673
Total Liabilities	4,370,994	3,911,326

COMMITMENTS AND CONTINGENCIES (Note 7 )

STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized,
no and 4,987,027 shares issued and outstanding, respectively	-	49,870
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 53,441,528 and 10,249,088 issued and outstanding
respectively	53,442	10,249
Treasury stock	-	(90,998)
Additional paid-in capital	20,480,686	6,467,291
Accumulated deficit	(18,490,545)	(3,406,553)
	2,043,583	3,029,859
Total Liabilities and Stockholders' Equity	$6,414,577	$6,941,185

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2015	2014
REVENUES:
Oil and Gas Sales	$781,133	$1,414,276

OPERATING COSTS AND EXPENSES:
Lease operating expenses	683,889	449,960
Selling, general, and administrative costs	694,423	671,873
Depreciation expense	22,283	10,828
Depletion expense	306,145	500,355
Accretion expense	11,596	12,605
Gain on asset sale	(5,192)	-
Total operating costs and expenses	1,713,144	1,645,621

LOSS FROM OPERATIONS	(932,011)	(231,345)

OTHER INCOME (EXPENSE):
Interest income	218	-
Loss on modification of related party notes payable	(13,921,168)	-
Interest expense, related party	(231,031)	(192,313)
Total other income (expense)	(14,151,981)	(192,313)

NET LOSS	(15,083,992)	(423,658)

NET LOSS - NON-CONTROLLING INTEREST	(6,157,632)	-

NET LOSS - AMAZING ENERGY OIL AND GAS, CO.	(8,926,360)	(423,658)

PREFERRED DIVIDENDS ATTRIBUTABLE TO AMAZING
ENERGY OIL AND GAS, CO.	(834,697)	-

NET LOSS ATTRIBUTABLE TO AMAZING ENERGY OIL
AND GAS, CO. COMMON STOCKHOLDERS	$(9,761,057)	$(423,658)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.56)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and diluted	17,509,962	10,268,666

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended July 31, 2014 and 2015

	Preferred Stock		Common Stock		Treasury	Non-Controlling	Additional	Accumulated
	Shares	Amount	Shares	Amount	Stock	Interest	Paid-In Capital	Deficit	Total
BALANCES, July 31, 2013	4,977,027	$49,770	10,287,925	$10,288	$(90,998)	$-	$6,382,658	$(2,982,895)	$3,368,823

Forfeiture of stock award	-	-	(38,837)	(39)	-	-	(9,256)	-	(9,295)

Share based compensation		-	-	-	-	-	76,489	-	76,489

Preferred shares issued for cash	10,000	100	-	-	-	-	17,400	-	17,500

Net loss	-	-	-	-	-	-	-	(423,658)	(423,658)

BALANCES, July 31, 2014	4,987,027	49,870	10,249,088	10,249	(90,998)	-	6,467,291	(3,406,553)	3,029,859

Common shares issued for cash	-	-	1,874,895	1,875	-	-	1,493,860	-	1,495,735

Share based compensation	-	-	93,745	94	-	-	74,906	-	75,000

Conversion of preferred stock	(4,972,027)	(49,720)	4,288,544	4,289	-	-	45,431	-	-

Preferred shares repurchased	(15,000)	(150)	-	-	(21,850)	-	-	-	(22,000)

Dividends paid on preferred stock	-	-	-	-	-	-	(1,432,017)	-	(1,432,017)
									-
Recapitalization	79,755	80	2,666,396	2,666	112,848	-	(246,369)	-	(130,775)

Non-controlling interest resulting from recapitalization	-	-	(6,885,059)	(6,885)		1,286,531	(2,774,018)	1,494,372	-

Subsidiary shares issued for cash						9,744	13,581		23,325

Conversion of preferred stock	(79,755)	(80)	19,938,750	19,939	-	-	(19,859)	-	-

Share based compensation						69,775	97,505		167,280

Conversion option on modification of debt	-	-	-	-	-	5,806,767	8,114,401	-	13,921,168

Subsidiary shares exchanged for shares of common stock	-	-	21,215,169	21,215	-	(7,172,817)	8,645,974	(1,494,372)	-

Net loss	-	-	-	-	-	-	-	(15,083,992)	(15,083,992)

BALANCES, July 31, 2015	-	$-	53,441,528	$53,442	$-	$-	$20,480,686	$(18,490,545)	$2,043,583

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
(FORMERLY GOLD CREST MINES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,083,993)	$(423,658)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Stock based compensation expense	242,280	67,195
Gain from asset sale	(5,192)	-
Depreciation expense	22,283	10,828
Depletion expense	306,145	500,355
Accretion expense	11,596	12,605
Loss on modification of related party notes payable	13,921,168	-

Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	-	(160,695)
Oil and gas receivables, related party	122,920	-
Accounts payable	14,430	(23,798)
Accounts payable, related party	58,763	34,560
Prepaid expenses and other assets	(18,530)	1,122
Accrued liabilities	22,277	113,462
Interest payable, related party	230,960	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(154,893)	131,976

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and gas properties	66,777	30,785
Cash paid for purchase of property and equipment	(1,325)	(21,949)
Proceeds from the sale of property and equipment	19,000	-
Cash acquired in business acquisition	37,508
Cash paid for purchase of oil and gas properties	(369,198)	(1,048,697)
NET CASH (USED IN) INVESTING ACTIVITIES	(247,238)	(1,039,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	1,519,060	-
Proceeds from sale of preferred stock	-	17,500
Repurchase of preferred shares	(22,000)	-
Preferred stock dividends paid	(1,432,017)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,043	17,500

NET DECREASE IN CASH	(337,088)	(890,385)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	434,619	1,325,004

CASH AND CASH EQUIVALENTS AT YEAR END	$97,531	$434,619

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mineral property acquired in reverse acquisition	$3,314	$-
Liablities acquired in reverse acquisition	171,597	-
Subsidiary shares exchanged for common stock	21,215	-
Oil and gas properties purchased with accounts payable	-	7,014
Conversion of preferred stock	4,289	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$-	$80,185

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

Note 1. Nature of Business
On October 14, 2014, Gold Crest Mines, Inc. ("Gold Crest", "the Company" or the "the Parent") incorporated a wholly owned Nevada subsidiary corporation named Amazing Energy Oil and Gas, Co.  On October 15, 2014, Gold Crest merged the foregoing wholly owned subsidiary corporation into Gold Crest Mines, Inc. and, pursuant to Nevada law, changed its name to Amazing Energy Oil and Gas, Co. The Company entered into a change in control agreement as the first step in a reverse acquisition process with certain shareholders of Amazing Energy, Inc. on October 7, 2014. Through its primary subsidiary, Amazing Energy, Inc. (also a Nevada corporation) the main business of the Company is the exploration, development, and production of oil and gas in the Permian Basin of west Texas.
Amazing Energy, Inc. was formed in 2010 as a Texas corporation and then changed its domicile to Nevada in 2011. The Company owns interests in oil and gas properties located in Texas. The Company is primarily engaged in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas. Amazing Energy, LLC was formed in December 2008 as a Texas Limited Liability Company. In December of 2010, Amazing Energy, Inc. and Amazing Energy, LLC were combined as commonly controlled entities.
Note 2. Recapitalization
On October 7, 2014, Amazing Energy, Inc. entered into a change in control agreement ("Plan of Merger") with Gold Crest Mines, Inc. Pursuant to the change in control agreement, the shareholders of Amazing Energy, Inc. would control approximately 95% of the shares of common stock of the Parent, Amazing Energy Oil and Gas, Co. Specific to the terms of the agreement, certain controlling shareholders of Amazing Energy, Inc. exchanged 12,829,000 shares of its common stock to Gold Crest Mines, Inc. for 384,848,504 (pre-reverse stock split, see below) shares of common stock and 79,755 shares of Series "A" convertible preferred stock of Gold Crest Mines. Each Series "A" convertible preferred share is convertible into 10,000 shares of Gold Crest Mines, Inc. common stock. The remaining outstanding shares of Amazing Energy, Inc. were held by non-controlling interests. On July 31, 2015, the non-controlling interest shares were converted into shares of the Parent's common stock at the same exchange ratio as the controlling shareholders.
The Plan of Merger was accounted for as a reverse acquisition with Amazing Energy, Inc. (the legal subsidiary) regarded as the accounting acquirer and Gold Crest Mines, Inc. (the legal parent) deemed the accounting acquiree. The reverse acquisition is characterized as a recapitalization and the consolidated financial statements represent the continuation of the financial statements of the Amazing Energy Inc. with the exception of the capital structure which reflects the capital structure of Gold Crest Mines, Inc.
On October 15, 2014, the Board of Directors approved a one-for-forty reverse stock split of the Company's common stock. The one-for-forty reverse stock split was effective February 15, 2015.  As a result of the reverse stock split, the number of issued and outstanding shares was adjusted.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned stock split.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

Note 3. Significant Accounting Policies
The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:
Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management's estimates include estimates of the carrying value of assets and liabilities, including fair value estimates debt conversion features, stock based compensation,  deferred income taxes, asset retirement obligations, oil and gas property ceiling tests, and depreciation, depletion and amortization. Actual results could differ from these estimates.
Basis of presentation – The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy, Inc. and its wholly owned subsidiaries, Amazing Energy LLC and Kisa Gold Mining, Inc. All significant intercompany balances and transactions have been eliminated.
Risks and uncertainties – The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.
Concentration of risks – The Company's cash is placed with a highly rated financial institution, and the Company periodically reviews the credit worthiness of the financial institutions with which it does business. At times, the Company's cash balances are in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.
Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
Income Taxes - The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and the basis of these assets and liabilities for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.
Fair value of financial instruments – Financial instruments consist of cash, the loan from Afranex and convertible notes payable to related party. The estimated fair values of notes payable to related party and the loan to Afranex approximate the carrying amounts based on the terms of the obligations.
Oil and gas receivables – Oil and gas receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. As of July 31, 2015 and July 31, 2014, no valuation allowance was considered necessary.
Property, plant, and equipment – Property, plant, and equipment are stated at cost. Improvements which significantly increase an asset's value or significantly extend its useful life are capitalized and depreciated over the asset's remaining useful life. When a fixed asset is sold at a price either higher or lower than its carrying amount, or un-depreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds.
Depreciation – Property, plant, and equipment are depreciated on a straight-line basis over their useful lives, which are typically five to seven years.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

Oil and gas properties – The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission ("SEC"). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.
Depletion and amortization – The depletion base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, and amortization ("DD&A"), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depletion base of oil and natural gas properties is amortized on a units-of-production method.
Long-Lived Assets – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows and reports any impairment at the lower of the carrying amount or the fair value less costs to sell.
Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a "ceiling test" that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption, which is based on an un-weighted arithmetic average of the price on the first day of each month for each month within the prior 12-month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the years ended July 31, 2015 and 2014. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.
The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re- evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions to proved reserves.   There other issues, such as changes in regulatory requirements, technological advances, and other factors, which are difficult to predict, could also affect estimates of proved reserves in the future.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014
Gains and losses on the sale of oil and gas properties are not generally reflected in income. Sales of less than 100% of the Company's interest in the oil and gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.
Asset retirement obligations – Accounting principles require that the fair value of a liability for an asset's retirement obligation ("ARO") be recorded in the period in which it becomes a contractual obligation if a reasonable estimate of fair value can be made, and that the corresponding cost be capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment cost incurred is recorded as a reduction to the ARO liability.
Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related long-lived asset.
Stock-based compensation – Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award.
Revenue recognition – The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. Revenue is based on actual volumes sold to purchasers when the product is delivered to the purchaser. At the end of each month, the Company estimates the amount of production delivered to purchasers and the price received. Variances between the Company's estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been insignificant.
Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.
Major customers – The Company sells the majority of its production to only two customers. As a result, during the fiscal years ended July 31, 2015, and 2014, certain of the Company's customers represented 50 % or more of its oil and gas revenue ("major customers").
Fair value measurements – The Company discloses the following information for each class of assets and liabilities that are measured at fair value:
1)	the fair value measurement;
2)
the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3)
for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a)
total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

b)
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c)	purchases, sales, issuances, and settlements (net); and
d)	transfers into and/or out of Level 3.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

4)
the amount of the total gains or losses for the period included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5)	in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.
At July 31, 2015 and 2014 the Company had no assets or liabilities subject to fair value measurements on a recurring basis.
Going Concern - These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.
As of the independent registered public accounting firm's report date, the Company has not yet achieved profitable operations, has had accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plan to address the Company's ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Recent accounting pronouncements – In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern". The provisions of ASU No. 2014-15 require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company's consolidated financial statements once adopted.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition". The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

Note 4. Earnings Per Share
Basic earnings per share include no dilution and are computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At July 31, 2015 the number of potential shares outstanding relating to conversion options contained in related party debt would provide for 13,921,168 (See Note 10) additional shares of common stock. Potentially dilutive securities outstanding are not included in the calculation when such securities would have an anti-dilutive effect on earnings per share.

Note 5. Oil and Gas Properties
The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States.
Pecos County, Texas - The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos county, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in nineteen wells on these leases. The Company has drilled nineteen wells throughout this property, with fifteen producing and four shut-in. The oil and gas property balances at July 31, 2015 and 2014 are set forth in the table below:
	Years Ended July 31,
	2015	2014
Proved leasehold costs	$2,521,916	$2,530,888
Cost of wells and development	4,274,870	3,963,480
Asset retirement obligation, asset	207,993	257,944
Total cost of oil and gas properties	7,004,779	6,752,312
Less: Accumulated depletion	(873,027)	(566,882)
Oil and gas properties, net full cost method	$6,131,752	$6,185,430

Note 6. Related Party Receivables and Payables
The Company contracts under a joint operating agreement with Jilpetco, Inc. as the oil and gas field operating entity. All of the Company's revenues are received from and well operating expenses are billed by, Jilpetco, Inc., which is wholly owned by Jed Miesner, the Company's CEO, President, and majority shareholder. The related party receivables are for the sales of oil and gas and are all due from Jilpetco, Inc. As the field operator, Jilpetco, Inc. collects the payments from oil and gas sales and remits the Company's share to the Company. Related party payables consist of accrued oil and gas drilling and production expenses billed to the Company by Jilpetco, Inc. related party receivables and accounts payable are as follows:
	Years Ended July 31,
	2015	2014
Related Party:
Oil and gas receivables	$111,678	$234,598
Accounts payable	$203,939	$145,176

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014
Note 7. Commitments and Contingencies
The Company is subject to contingencies as a result of environmental laws and regulations.   Present and future environmental laws and regulations applicable to the Company's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.
Lease Commitments – Our principal executive offices are in leased office space in Amarillo, Texas. The leased office space consists of approximately 3,700 square feet and is leased through February 28, 2019 at an annual cost of approximately $52,000.
Legal Proceedings – During the ordinary course of business, the Company may become involved in legal proceeding with third parties. These proceedings are subject to the uncertainties inherent in any litigation, and require judgment to determine the significance of the contingency or uncertainty.
Mineral Properties – In Alaska, the Company's wholly owned subsidiary Kisa controls or has interests in 38 State of Alaska mining claims covering 5,840 acres. The lands are held under and are subject to Alaska State's mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the State of Alaska to hold these claims in good standing.  The commitments and annual assessments will be due no later than November 30, 2015. The carrying value of the claims at July 31, 2015 is $3,314.
Note 8. Stockholders' Equity
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
The Company is authorized to issue 10,000,000 shares of its preferred stock with a no par value per share. Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote.
During the year ended July 31, 2015, the Company had the following equity transactions:
Shares Issued for Cash – On October 2, 2014, Amazing Energy Inc. sold 2,500,000 shares in a private placement. The net proceeds of the sale of common stock were $1,495,735. In addition, Amazing Energy Inc. sold 28,000 shares of its common stock on December 2, 2014 in a private placement. The net proceeds of the sale of stock were $23,325.
Stock Based Compensation – Amazing Energy Inc. granted an aggregate of 125,000 shares of its common stock on October 3, 2014, to three officers and directors. The shares were valued at $75,000 based upon the fair value of the Company's common stock the shares are convertible into at the date of the grant. The value of the shares was based upon management's estimate of their fair value at the date of the grant. On February 11, 2015, the Company granted an aggregate of 55,000 shares of Amazing Energy Inc.'s common stock to three officers and directors. The shares were valued at $167,280 based upon the fair value of the Company's common stock the shares are convertible into at the date of the grant.
Repurchase of Preferred Shares – During the year ended July 31, 2015, the Company repurchased 15,000 of its preferred shares for $22,000.
Non-Controlling Interest – In connection with the change in control that occurred in October 2014 (See Note 2), the Company acquired 58.3% of the outstanding shares of Amazing Energy, Inc. resulting in the attribution of 41.7% of the Subsidiary's net assets and net loss attributable to a non-controlling interest ("NCI"). The NCI represents third-party equity ownership in the legal subsidiary and was presented as a component of equity on the Parent's Statement of Changes in Stockholders' Equity. In July 2015, the Company acquired the remaining 41.7% of Amazing Energy, Inc.'s shares by exchanging its common shares for the Subsidiary shares held by the NCI. At July 31, 2015, there were no net assets or liabilities attributable to the NCI.   For the year ended July 31, 2015, net loss attributable to the NCI was $6,157,632.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014
During the year ended July 31, 2014, the Company sold 10,000 shares of its preferred stock for $17,500. Also during fiscal 2014, the Company recognized $67,194 in net stock based compensation from share grants in prior years that had vested in 2014. The compensation was valued based upon management's estimate of fair value of the shares granted at the date of the grant.
Note 9. Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.
Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination.  Management has reviewed the Company's tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Currently tax years from fiscal 2013 through 2015 remain open for examination by tax authorities. Net operating losses prior to 2013 could be adjusted during an examination of open years.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits for any periods covered by these financial statements.
The following is reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 35% and actual income tax benefit for the years ended July 31, 2015 and July 31, 2014:
	2015	2014
Statutory benefit	(5,279,397)	(148,280)
Permanent differences:
Debt modification	4,872,409	-
Other	65,401	14,867
Change in valuation allowance	341,587	133,413
Net tax benefit	$-	$-
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at July 31, 2015 and July 31, 2014 are as follows:
	Years Ended July 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforward	$2,416,443	$2,091,317

Deferred Tax Liabilities:
Intangible drilling and other
costs for oil and gas properties	(1,305,495)	(1,321,956)
Net deferred tax assets and liabilities	1,110,948	769,361

Less: Valuation allowance	(1,110,948)	(769,361)

Total Deferred Tax Assets and Liabilities	$-	$-

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014
The Company had federal net operating loss carry forwards of approximately $7,107,186 and $6,150,933 at July 31, 2015 and July 31, 2014, respectively. The federal net operating loss carry forwards will begin to expire in fiscal years ending July 31, 2031 through July 31, 2035. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Note 10. Related Party Convertible Debt
On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO and Chairman for $1,940,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2015 and 2014 the short term components of this loan were $291,559 and $230,709 respectively. The long term amounts at July 31, 2015 and 2014 were $1,648,441 and $1,709,291 respectively. On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2015 and 2014 the short term components of this loan were $62,138 and $50,890 respectively. The long term amounts at July 31, 2015 and 2014 were $266,335 and $277,584 respectively.
On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2015 and 2014 the short term components of this loan were $165,317 and $130,814 respectively. The long term amounts at July 31, 2015 and 2014 were $934,683 and $969,186 respectively.
As of July 31, 2015 and 2014, the accrued and unpaid interest due to related parties was $343,219 and $112,259, respectively. Related party interest expense for the years ended July 30, 2015 and 2014 was $231,031 and $192,313 respectively.
Contractual principal maturities for the two loan agreements and the credit facility outstanding at July 31, 2015, for the remaining terms are summarized by year as follows:
	Contractual Principal Maturities
Years Ending			JLM Strategic
July 31,	Jed Miesner	Petro Pro, Ltd.	Investments, LP	Total
2016	$291,559	$165,317	$62,138	$519,014
2017	49,448	28,037	8,372	85,857
2018	53,403	30,280	9,042	92,725
2019	57,676	32,703	9,765	100,144
2020	62,290	35,319	10,547	108,156
Subsequent years	1,425,624	808,344	228,609	2,462,577
	$1,940,000	$1,100,000	$328,473	$3,368,473
No principal payments have been paid on the two loan agreements and the credit facility since their inception. At July 31, 2015, Mr. Miesner has waived any event of default on the aforementioned delinquent payments of principal and interest due on the loans and credit facility.
Modification of Debt Agreements – On February 1, 2015, the Company amended the related party loan agreements discussed above. The amendments included modifying the terms of the notes to adjust the interest rate to 8% for two years following the amendment date, a rate of 6% for the following 2 years and a rate of Prime plus 2% for the remaining years. The amended notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders. If converted, these notes and accrued interest as of April 30, 2015, would convert into 6,041,775 shares of Amazing Energy, Inc.'s common stock which can then be converted into 13,921,168 shares of the Company. In connection with the amendments, the Company estimated the fair value of the conversion feature to be $13,921,168, which has been recognized as a loss on modification of debt in the Company's non-operating expenses. The fair value of the conversion feature was estimated by applying a Black-Scholes model and using the following conversion variables:

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

Fair value of the Company's stock price at the date of conversion	$1.00
Conversion rate as adjusted for the Amazing Energy Inc. exchange ratio	$0.26
Estimated volatility	248.00%
Risk free interest rate	1.88%
Conversion period	15 yrs.
The fair value was calculated using Level 2 inputs.

Note 11. Loan and Deposit from Afranex
As part of the recapitalization (Note 2), the Company has entered into an Option Agreement (the "Agreement") with Afranex; our wholly owned subsidiary Kisa; and, North Fork LLC whereby the Company and Kisa granted Afranex an exclusive option to acquire, at the election of Afranex, either: (1) 100% of the issued and outstanding stock of Kisa; or, (2) 100% of Kisa's right, title and interest in certain mining permits and associated assets.  The option expires on December 31, 2015 if not exercised by then.  Afranex was obligated to pay a non-refundable fee of $20,000 within 5 days of the execution of the Agreement which has been received by the Company and recorded as a deposit on option agreement and included in the loan from Afranex.  The Agreement is subject to additional terms, warranties, and conditions between Kisa, North Fork, Afranex and the Company. Upon exercise of the option, Afranex will pay $380,000 for either the Kisa shares or the Kisa assets. As of July 31, 2015, Afranex has provided non-interest bearing loans totaling approximately $80,000 that will be paid back to Afranex in the event they do not exercise the option.

Note 12. Asset Retirement Obligations
The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long lived asset. The Company depletes the amount added to proved oil and gas property costs and gathering assets using the units-of-production method. The Company's asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.
	Years Ended July 31,
	2015	2014

Asset retirement obligation - Beginning of year	$278,612	$252,870

Asset retirement obligation incurred	7,434	24,847
Accretion	11,596	12,605
Revisions in estimated cash flows	(57,388)	(11,710)

Asset retirement obligation - End of year	$240,254	$278,612

Note 13. Subsequent Events
On August 10, 2015, we entered into an agreement with Jed Miesner, President and CEO, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in exchange for 500,000 restricted shares of our common stock. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties. As a result, Jilpetco will become our wholly owned subsidiary corporation.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014

Note 14. Supplemental Oil and Gas Disclosures (Unaudited)
Costs Incurred – Costs incurred in oil and gas property acquisition, exploration and development activities, whether expensed or capitalized, are reflected in the table below for the years ended July 31, 2015 and 2014.
	2015	2014
Development costs	$369,198	$1,055,711
Total costs incurred	$369,198	$1,055,711
Capitalized Costs – The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization ("DD&A"), including any accumulated valuation allowances, are reflected in the table below for the years ended July 31, 2015 and July 31, 2014.
	2015	2014
Proved properties	$7,004,779	$6,752,312
Total oil and gas properties	7,004,779	6,752,312
Accumulted DD&A	(873,027)	(566,882)
Net oil and gas properties	$6,131,752	$6,185,430
Proved Oil and Gas Reserve – Proved oil and gas reserves were estimated by independent petroleum engineers. The reserves were based on the following assumptions:
•	Future revenues were based on an un-weighted 12-month average of the first-day-of-the-month price held constant throughout the life of the properties.
•	Production and development costs were computed using year-end costs assuming no change in present economic conditions.
•	Future net cash flows were discounted at an annual rate of 10%.
Reserve estimates are inherently imprecise and these estimates are expected to change as future information becomes available.
Basis of Presentation – The proved oil and gas reserve quantities for fiscal 2015 and 2014 are based on estimates prepared by Mire & Associates, Inc., Petroleum Engineering Consultants. There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties which are undeveloped or have a limited production history, such as our properties. The following reserve data represents estimates only and actual reserves may vary substantially from these estimates. All of our proved reserves were in United States as of July 31, 2015 and 2014. Our net quantities of proved developed and undeveloped reserves of crude oil and gas and changes therein are reflected in the table below.
As of July 31, 2015, we had nineteen wells drilled with fifteen producing and four wells shut-in awaiting workovers.
The proved reserves as of July 31, 2015 represent the reserves that were estimated to be recovered from nineteen current wells and plus a well (the WWJD #15) that was drilled prior to July 31, 2015, and subsequently completed. There are also three wells planned for future drilling. All direct offset well locations in this report are proved undeveloped and are based on 10-acre drainage patterns unless current developed completions are estimated to drain an area larger than their volumetric assignment. In this case, the reserves of certain offset locations have been reduced. All locations have a scheduled Queens and/or Grayburg reservoir completion and each of these reservoir completions includes the cost of drilling a single wellbore. All reserves included in this report were estimated using either historical performance or volumetric methods.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014
Estimated Quantities of Net Proved Oil and Natural Gas Reserves – Estimated quantities of net proved oil and natural gas reserves are reflected in the table below for the years ended July 31, 2015 and 2014.
	2015				2014
		(1)	Natural	(1)		(1)	Natural	(1)
	Oil		Gas (1)		Oil (1)		Gas (1)

reserves:
Beginning of year	274,750		1,055,550		597,898		1,992,686
Revisions of previous estimates	15,023		122,743		(351,117)		(1,112,901)
Extensions, discoveries and other additions	55,050		82,580		39,435		283,223
Production	12,467		51,627		(11,466)		(107,458)
End of year	357,290		1,312,500		274,750		1,055,550

Beginning of year	201,150		753,670		419,214		1,677,460
End of year	262,740		1,170,670		201,150		753,670

(1)   Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.
The downward revision of previous gas reserves estimates was primarily due to reassessment of reservoir     mapping based on additional log analysis from drilling.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves – The following information was developed utilizing procedures prescribed by Accounting Standards Codification ASC 932-235, "Disclosures about Oil and Gas Producing Activities." The information is based on estimates prepared by independent petroleum engineers. The "standardized measure of discounted future net cash flows" should not be viewed as representative of the current value of our proved oil and gas reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.
In reviewing the information that follows, we believe that the following factors should be taken into account:
•	future costs and sales prices will probably differ from those required to be used in these calculations;
•	actual production rates for future periods may vary significantly from the rates assumed in the calculations;
•	a 10% discount rate may not be reasonable relative to risk inherent in realizing future net oil and gas revenues; and
•	future net revenues may be subject to different rates of income taxation.
Under the standardized measure, future cash inflows were estimated by applying year-end oil and gas prices applicable to our reserves to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of open hedge positions. Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate and year- end prices and costs are required by ASC 932-235. In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible outcomes.

Index to Financials

AMAZING ENERGY OIL AND GAS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2015 AND 2014
Basis of Presentation – The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management's best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. The sales prices used in the calculation are the year-end prices of crude oil and natural gas, which as of July 31, 2015 and 2014 were $67.65 and $96.52 per barrel and $3.25 and $4.199 per million cubic foot of gas, respectively. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. This information is not intended to represent a forecast or fair market value of the Company's oil and gas assets, but does present a standardized disclosure of discounted future net cash flows that would result under the assumptions used.
Standardized Measure of Discounted Future Net Cash Flows – The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for years ended July 31, 2015 and 2014 are as follows:
	2015	2014
Future cash inflows	$24,859,110	$27,530,730
Future production costs	(5,929,190)	(8,252,720)
Future development costs	(1,361,600)	(1,908,400)
Future income tax expense	(6,148,912)	(6,079,363)
Discount at 10% for estimated timing of cash flows	(3,569,707)	(3,529,403)
Standardized measure of discounted future net cash flows	$7,849,701	$7,760,844
The following table presents a reconciliation of changes in the standardized measure of discounted future net cash flows:
	Years Ended July 31,
	2015	2014
Standardized Measure, beginning of year	$7,760,844	$10,468,301
Sales of oil produced, net of production costs	(97,244)	(964,317)
Net changes in prices, development and production costs	(1,394,949)	(3,492,083)
Extensions, discoveries and improved recovery, less related costs	2,047,764	2,605,202
Development costs incurred and changes during the period	369,198	1,055,711
Revisions of previous quantity estimates	(6,394,510)	(8,232,979)
Accretion of discount	7,079,423	4,059,268
Net changes in production rates and other	161,173	428,376
Net changes in income taxes	(1,681,992)	1,833,365
Standardized Measure, end of year	$7,849,707	$7,760,844

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have completed a reverse acquisition of Amazing Energy, Inc., a Nevada corporation ("AEI"). AEI's auditors were MaloneBailey, LLP., ("Malone Bailey") Houston, Texas.  Our auditors were DeCoria, Maichel & Teague, P.S. ("DMT") of Spokane, Washington.  MaloneBailey has elected not to continue as auditors for AEI because they believed that they violated the SEC's and PCAOB's independence rules as they relate to the July 31, 2014 and 2013 audit of Amazing Energy, Inc.'s financial statements.  The July 31, 2014 and 2013 financial statements were prepared and issued under the AICPA rules, which allow auditors to assist in the preparation of financial statements.   During their internal investigation, MaloneBailey, LLP discovered that it linked an Excel file to the final numbers in their trial balance database, and this Excel file was the basis for the July 31, 2014 and 2013 financial statements. These same financial statements were then included in the comparative financial statements that were filed in the Schedule 14-C sent to our shareholders. As a result, MaloneBailey, LLP withdrew its PCAOB audit report dated January 22, 2015 in connection with the audit of Amazing Energy, Inc.'s financial statements for the years ended July 31, 2014 and 2013, which were included in the Schedule 14-C filed with the Securities & Exchange Commission on February 20, 2015.  MaloneBailey subsequently reissued their audit report for the years ended July 31, 2014 and 2013 in accordance with AICPA auditing standards.

We are hereby restating that our auditors will continue to be DMT.  Our fiscal year end has been changed to July 31 to conform to the year-end of AEI.  The continued retention of DMT was approved by our board of directors on July 2, 2015.  DMT will audit our annual financial statements for the years ending July 31, 2015 and July 31, 2014.

DMT's report on the Company's (legal acquirer) consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2013 and 2012, and through April 30, 2015, there were no disagreements with DMT on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of DMT, would have caused DMT to make reference to the subject matter in connection with their audit report on the Company's consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 In addition, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-K.

We provided MaloneBailey with a copy of this disclosure on August 5, 2015, requesting MaloneBailey to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us, and, if not, stating the respects in which it does not agree. A copy of the letter furnished by MaloneBailey in response to that request, dated August 6, 2015 2015, was filed as Exhibit 16.1 on Form 8-K.

We have completed a reverse acquisition of Amazing Energy, Inc., a Nevada corporation ("AEI"). AEI's auditors were MaloneBailey, LLP., ("Malone Bailey") Houston, Texas.  Our auditors were DeCoria, Maichel & Teague, P.S. ("DMT") of Spokane, Washington.  MaloneBailey has elected not to continue as auditors for AEI because they believed that they violated the SEC's and PCAOB's independence rules as they relate to the 2013 audit of Amazing Energy, Inc.'s financial statements.  The July 31, 2014 and 2013 audit 2013 financial statements were prepared and issued under the AICPA rules, which allow auditors to assist in the preparation of financial statements.   During their internal investigation, MaloneBailey, LLP discovered that it linked an Excel file to the final numbers in their trial balance database, and this Excel file was the basis for the July 31, 2014 and 2013 financial statements. These same financial statements were then included in the comparative financial statements that were filed in the Schedule 14-C sent to our shareholders. As a result, MaloneBailey, LLP withdrew its PCAOB audit report dated January 22, 2015 for the years ended July 31, 2014 and 2013 in connection with the audit of Amazing Energy, Inc.'s financial statements for the years ended July 31, 2014 and 2013, which were included in the Schedule 14-C filed with the Securities & Exchange Commission on February 20, 2015.  MaloneBailey subsequently reissued their audit report for the years ending July 31, 2014 and 2013 in accordance with AICPA auditing standards.
We did not become aware of the foregoing until we were advised by MaloneBailey on March 13, 2015. Our audit committee discussed the matter with MaloneBailey and with DMT. MaloneBailey advised us on March 13, 2015 to file a Form 8-K advising the public of the foregoing and filing the AICPA audit report to replace the PCAOB audit report.

A copy of the letter furnished by MaloneBailey in response to that request, dated July 31, 2015, was filed as Exhibit 16.1 on Form 8-K.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were not effective as of July 31, 2015, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of July 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management identified significant deficiencies related to (i) accounting for complex transactions, (ii) the absence of an effective audit or oversight committee within the company's control environment, and (iii) a lack of segregation of duties within accounting and key financial decision making functions.  Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of July 31, 2015.

Management of the company believes that these material weaknesses are due to the small size of the company's accounting staff.  The small size of the company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.   To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position
Jed Miesner	55	Principal Executive Officer, President, and Chairman of the Board
Matthew J Colbert	47	Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer
Bob Manning	65	Director
Tony Alford	54	Director
Darrell Carey	59	Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Jed Miesner

Jed Miesner has been our principal executive officer and president since May of 2015. Mr. Miesner began his career in the oil and gas industry on a drilling rig in the Texas Panhandle in 1978. In 1982, he became involved with production where he helped install CO2 flood operations.  Mr. Miesner later joined Exxon USA and remained with the company for 13 years.  Drawing on his experience at Exxon, Mr. Miesner formed his own oil and gas company, L&R Energy Corporation, in 1994, and was involved in drilling projects throughout Texas and Oklahoma.

In 2002, Mr. Miesner founded Jilpetco, Inc., an oil and gas operating company, as well as Petro Pro, Ltd., which is currently involved in multiple purchase and sale transactions throughout Texas, Oklahoma, Wyoming and Louisiana.  Building upon his successes at Jilpetco, Inc., Mr. Miesner founded Amazing Energy, LLC in 2008 and formed Amazing Energy, Inc. in 2010 to potentially serve as the vehicle to take the company public.

Matthew J. Colbert

Matt Colbert has been our secretary, treasurer, principal financial  officer and principal accounting officer since December of 2007. Mr. Colbert has over fifteen years of experience in public and corporate accounting with the last eight focused in the mining sector. Mr. Colbert currently serves as the Chief Financial Officer of Amazing Energy Oil and Gas Co., a U.S. publicly traded company.  Mr. Colbert also worked the last 4 years for St. Augustine Gold & Copper, LTD as the assistant controller. St Augustine (trading on the TSX) permitted the 5th largest undeveloped Gold & Copper mine in the world, located in the Philippines.

Mr. Colbert was previously the Chief Financial Officer and Director of Lifestream Technologies, Inc., also a U.S. publicly traded company. Earlier in his career, Mr. Colbert worked in the audit department of PricewaterhouseCoopers, LLP, an international accounting and consulting firm.  He has a Bachelor of Science degree in Accounting from the University of Idaho and is licensed as a Certified Public Accountant in the State of Washington.

Bob Manning

Bob Manning has been a director of the Company since May of 2015. Mr. Manning is co-owner of Royal Glass of Amarillo, Ltd. located in Amarillo, Texas.  Royal Glass of Amarillo, Ltd has designed, furnished and installed many premier projects. The company employs 50 people.  He continues to own and manage this 62 year old company over the last 30 years.  Mr. Manning was born in Fairview, Oklahoma and attended Barton County Community Junior College, Fort Hays State University and University of Oklahoma.  Mr. Manning was the contract sales manager for two commercial building supply companies prior to purchasing Royal Glass of Amarillo, Inc. in 1985.  Mr. Manning achieved the accredited credentials of AHC - Architectural Hardware Consultant - where he is called upon to design and write specifications for architectural firms. Business planning and business developments are key assets for Mr. Manning.  He has helped form several companies in the Texas Panhandle area which have become very succeful ventures.

Tony Alford

Tony Alford has been a director of the Company since May of 2015. Mr. Alford has over thirty years of executive leadership and is the Founder and President of PBA Consultants, Inc., since April 1996, a consulting firm specializing in tax savings and cost reduction services, for many of the fortune 500 companies across the USA. Mr. Alford is also the Founder and CEO of Alford Investments, since 1993, a company which makes investments in real estate investment properties and natural resource companies. Mr. Alford attended Elon College in North Carolina and Liberty University, in Virginia where he studied business management and marketing.  In 2009-2010 Mr. Alford was appointed as a director of Revett Minerals Company and was part of the Revett team that rang the bell on the NYSE Amex listing on Wall Street.  He currently serves as a local board member for Wells Fargo Bank of NC, and several other nonprofit organizational boards.   He and his wife Chris founded their own foundation to support orphan care and mission work across the world.

Darrell Carey

Darrell R. Carey has been a director of the Company since May of 2015. Mr. Carey was raised in Pampa, Texas.  He graduated from West Texas State University in 1977 at the top of his class with a bachelor's degree in Finance.  Mr. Carey attended University of Texas Law School and graduated from law school in 1979.  He began his career with the Randall County District Attorney's office.  Mr. Carey began working with Pioneer, a Fortune 500 oil and gas company in 1981.  Mr. Carey was the senior staff attorney over the litigation department for Pioneer Energy until 1986. In 1986, Mr. Carey was appointed to serve as the Judge for Randall County Court at Law.  At the time that he took the bench, Mr. Carey was 30 years old and one of the youngest judges to be seated on the bench.  Mr. Carey served as the Randall County Court at Law Judge from 1986 until 1999. While on the bench, Mr. Carey was instrumental in establishing the High Plains Youth Center for juvenile offenders in the Texas Panhandle.  Mr. Carey then went into private practice in 1999.  His practice concentrates in oil and gas law, litigation, business law, family law and appellate law.  He has served on several boards for different corporations over the years.

Audit Committee

As of July 31, 2015, the entire board of directors comprised the audit committee. The Audit Committee approves the selection of the Company's independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management's administration of the system of internal controls, and reviews the Company's procedures relating to business ethics.

Audit Committee Financial Expert

We do not have an Audit Committee Financial Expert. We believe that at the present time the need for an Audit Committee Financial Expert and the costs associated with such retention is not warranted.

Nominating and Corporate Governance Committee

The entire board of directors comprises the Company's Nominating and Corporate Governance Committee. Misters Bob Manning, Tony Alford, and Darrell Carey are independent members of that Committee. The Corporate Governance and Nominating Committee is responsible for developing the Company's approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of the Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of the Company's internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board's relationship with the management of the Company, monitoring the quality and effectiveness of the Company's corporate governance system and ensuring the effectiveness and integrity of the Company's communication and reporting to shareholders and the public generally.

Compensation Committee

The entire board of directors comprises the Company's compensation committee. Misters Bob Manning, Tony Alford, and Darrell Carey are independent members of that committee. The Compensation Committee is responsible for setting the compensation for the officers and the other agents and employees of the corporation. The Committee may delegate the authority to set the compensation of the officers, agents, and employees to the President. No officer may be prevented from receiving compensation as an officer solely because the officer is also a director of the corporation. The Committee shall fix the amount or salary to be paid to each director for service as a director or for attendance at each meeting of the Board. Salary or payment for service as a director shall not preclude a director from serving the corporation in any other capacity or from receiving compensation for service in that other capacity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under section 16(a) of the Securities Exchange Act of 1934, as amended, and pursuant to regulations there under, the Company's Directors, Executive Officers and beneficial owners of greater than 10% of our equity securities are required to file reports of their own ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended July 31, 2015, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were in compliance.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Directors, Officers and employees. A copy of our Code of Conduct and Ethics can be obtained at no cost, by telephone at 806-322-1922, or by mail at: 701 S. Taylor St, Suite 470 LB 113, Amarillo, TX 79101. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth, for the fiscal years ended July 31, 2015 and July 31, 2014, compensation paid to our executive officers.

Summary Compensation Table
For the Fiscal Years Ended July 31, 2015 and 2014
				Stock	Option
		Fiscal Year	Salary	Awards	Awards	Total
Name and Principal Position		Ending	($)	($)	($)	($)

Jed Miesner	(1)	07/31/2015	-	15,000	-	15,000
Principal Executive Officer and President		07/31/2014	-	-	-	-

Terrence Dunne
Principal Executive Officer and		07/31/2015	-	-	-	-
President (resigned)		07/31/2014	17,500	-	-	17,500

Matthew J. Colbert	(2)	07/31/2015	32,250	59,325	-	91,575
Principal Financial Officer, Secretary,		07/31/2014	17,000	-	-	17,000
Treasurer
__________________
(1)
In October 2014, Jed Miesner was awarded 25,000 shares of common stock in Amazing Energy, Inc.; The Amazing Energy,    Inc. common stock was subsequently converted into 57,604 common shares of Amazing Energy Oil & Gas, Co. stock

(2)	Mr. Colbert went from working full-time to part-time for the Company as of September 16, 2008.

On August 18, 2014, the company issued a total of 1,000,000 shares of common stock to the Mr. Colbert valued at $20,000, based upon the quoted market value at the date of grant.

On February 11, 2015, Mr. Colbert was issued 5,000 shares of common stock of AEI, which was later converted into 11,521 shares of the AEOG common stock.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised stock options or stock compensation awards or equity incentive plans for any of the named executive officers at July 31, 2015, and therefore a table has not been presented.

Employment Agreements

There are no employment agreements that were in effect between the Company and the executive officers during the past fiscal year.

Director Compensation

The following table reflects compensation paid to directors during the fiscal year ended July 31, 2015.

		Fees Earned
		or	Stock	All Other
		Paid in Cash	Awards	Compensation	Total
Name		($)	($)	($)	($)
Daniel McKinney (resigned May 2015)		-	8,824	-	8,824
Terrence Dunne (resigned April 2015)	(1)	32,000	98,095	-	130,095
Tony Alford	(2)	-	76,036	-	76,036
Robert Manning	(3)	-	15,000	-	15,000
Darrell Carey	(4)	-	15,000	-	15,000

(1)
In February 2015, Terrence Dunne was awarded 25,000 shares of common stock in Amazing Energy, Inc.; The Amazing Energy, Inc. common stock was subsequently converted into 57,604 common shares of Amazing Energy Oil & Gas, Co. stock

(2)
In February 2015, Tony Alford was awarded 25,000 shares of common stock in Amazing Energy, Inc.; The Amazing Energy, Inc. common stock was subsequently converted into 57,604 common shares of Amazing Energy Oil & Gas, Co. stock

(3)
In October 2014, Robert Manning was awarded 25,000 shares of common stock in Amazing Energy, Inc.; The Amazing Energy, Inc. common stock was subsequently converted into 57,604 common shares of Amazing Energy Oil & Gas, Co. stock

(4)
In October 2014, Darrell Carey was awarded 25,000 shares of common stock in Amazing Energy, Inc.; The Amazing Energy, Inc. common stock was subsequently converted into 57,604 common shares of Amazing Energy Oil & Gas, Co. stock

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 12, 2015, regarding the ownership of our Common Stock by:

        •            Each person who is known by us to own more than 5% of our shares of common stock;
        •            Each of our named executive officers and directors; and
        •            All of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 53,441,528 shares of common stock outstanding as of October 31, 2015.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following October 31, 2015, subject to options, warrants or similar instruments.

		Amt & Nature of
Beneficial Owners of Our Common Stock		Common		Percent of
Name	Address	Shares Owned		Class
Jed Miesner	701 S. Taylor St., Suite 470, LB 113
	Amarillo, TX 79101	23,559,964	(1)	44.09%

Matthew J. Colbert	701 S. Taylor St., Suite 470, LB 113
	Amarillo, TX 79101	66,521		0.12%

Tony Alford	701 S. Taylor St., Suite 470, LB 113
	Amarillo, TX 79101	1,075,893	(2)	2.01%

Bob Manning	701 S. Taylor St., Suite 470, LB 113
	Amarillo, TX 79101	381,568	(3)	0.71%

Darrell Carey	701 S. Taylor St., Suite 470, LB 113
	Amarillo, TX 79101	57,604	(4)	0.11%
Total of all executive officers and directors ( 5 individuals)		25,141,550		47.04%

Other Entities That Control Over 5% of the Common Stock

The National Christian Charitable Foundation	6,000,000		11.23%
James R. Parker	2,944,989	(4)	5.51%
Total of Other 5% Entities	8,944,989		16.74%
_______________
(1)	Jointly owned with JLM Strategic Investments, LP and Cornerstone Fidelity Capital, LLC
(2)	Jointly owned with his wife, Christine Alford
(3)	Jointly owned with Happy State Bank Custodian of IRA fbo Bob Manning
(4)	Jointly owned with Happy State Bank Custodian of IRA fbo James R. Parker

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We have one equity compensation plan. It is the 2007 Stock Option Plan (the "Plan") that was adopted by our board of directors on June 19, 2007 and approved by our shareholders in December 2007.  The Plan relates to 12,000,000 shares of our common stock, par value $0.001 per share, to be offered and sold to accounts of eligible persons.

Equity Compensation Plan
Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	0	0	11,350,000

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	11,350,000

(1)	The 2007 Stock Option plan adopted by our board of directors in June 2007 and approved by our shareholders in December 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal years ended July 31, 2015 and 2014, and through the date of this report, the following related party transactions occurred (see Note 6. and Note 10. to the audited financial statements):

The Company has a continuous field operating agreement with Jilpetco, Inc. which is owned by Jed Miesner, the CEO, President, and Chairman of the Board of Directors of Amazing Energy Oil and Gas, Co. During the course of a year, there are amounts collected from the sale of oil and gas by Jilpetco, Inc. These amounts are then remitted to various working interest holders, of which the Company is the primary recipient of these funds. Related party payables   consist exclusively of accrued oil and gas drilling expenses billed to the Company by Jilpetco, Inc.

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO, President and Chairman of the Board of Directors for $1,940,000. These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2015, and 2014 the short term components of this loan were $291,559 and $230,709 respectively. The long term amounts at July 31, 2015, and 2014 were $1,648,441 and $1,709,291 respectively.

Amazing Energy, LLC. (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility on December 30, 2010, with JLM Strategic Investments an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 3% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2015, and 2014 the short term components of this loan were $62,139 and $50,890 respectively. The long term amounts at July 31, 2015, and 2014 were $266,335 and $277,584 respectively.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000. These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2015, and 2014 the short term components of this loan were $165,317 and $130,814 respectively. The long term amounts at July 31, 2015, and 2014 were $934,683 and $969,186 respectively.

As of July 31, 2014, and 2014, the accrued and unpaid interest due to related parties consisting of Jed Miesner and other entities owned and controlled by Jed Miesner was $343,219 and $112,259, respectively. Related party interest expense to these same parties for the years ended July 31, 2015, and 2014 was $231,031 and $192,313 respectively.

Directors Tony Alford, Bob Manning and Darrell Carey are independent members of the board of directors as defined by NASDAQ Marketplace Rule 4200 (a)(15). In determining the matter of independence, these directors had no transactions, relationships, or arrangements with the Company that would prohibit them from being independent directors. During fiscal July 31, 2015, Tony Alford purchased shares of common stock in the Company's subsidiary, Amazing Energy, Inc., on terms and conditions that were identical purchasers. Tony Alford, Darrell Carey and Bob Manning received shares of common stock of Amazing Energy, Inc. as compensation for director's fees. These shares of common stock were subsequently converted to shares of common stock of Amazing Energy Oil and Gas, Co. under the same terms and conditions that were available to all other shareholders. "Independent director" means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In determining the matter of director independence, the following independence criteria were utilized:

1)	A director who is, or at any time during the past three years was, employed by the company or by any parent or subsidiary of the company;
2)
A director who accepted or who has a Family Member who accepted any compensation from the company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

a)	compensation for board or board committee service;
b)	compensation paid to a Family Member who is an employee (other than an executive officer) of the company ; or
c)	benefits under a tax-qualified retirement plan, or non-discretionary compensation
d)	Other relationships include:
e)
a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer, or a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company's securities; or (b) payments under non-discretionary charitable contribution matching programs.

f)
a director of the Company who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

g)
a director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the company's audit at any time during any of the past three years.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company (Amazing Energy Oil and Gas, Co., formerly known as Gold Crest Mines, Inc.) retained DeCoria, Maichel & Teague, P.S. as the independent public accounting firm for the fiscal year ended December 31, 2013, and after the reverse merger with Amazing Energy, Inc., the fiscal year ended July 31, 2015. During the fiscal year ended December 31, 2013 and July 31, 2015, DeCoria, Maichel & Teague, P.S. were paid $18,741 and $14,150, respectively for audit and review services. During the periods July 31, 2015 and July 31, 2014, the Company paid MaloneBailey, LLP $25,000 and $20,700, respectively for audit and review services.

Audit-Related Fees

There were no fees billed in the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements except as set forth in the preceding paragraph.

Tax Fees

There were no fees billed in the last two fiscal years for professional services for tax compliance, tax advice or tax planning rendered by the Company's principal accountants.

All Other Fees

The Company incurred no fees from the principal accountants during the last two fiscal years for products and services other than as set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit Committee (which constitutes the board of directors) meets prior to the filing of any Form 10-Q or 10-K to approve those filings. In addition, the Company's audit committee pre-approves all services provided to the Company by DeCoria, Maichel & Teague P.S. and MaloneBailey, LLP or any other professional services firm that is related to the preparation of the Company's financial statements.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.				X
3.13	Bylaws – Amazing Energy, Inc.				X
3.14	Articles of Organization – Amazing Energy LLC				X
3.15	Operating Agreement – Amazing Energy LLC				X
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9

10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZING ENERGY OIL AND GAS, CO.

November 13, 2015	By:	JED MIESNER
Jed Miesner
President and Principal Executive Officer

November 13, 2015	By:	MATTHEW J. COLBERT
Matthew J. Colbert
Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JED MIESNER	Chief Executive Officer, President and Director	November 13, 2015
Jed Miesner

TONY ALFORD	Director	November 13, 2015
Tony Alford

BOB MANNING	Director	November 13, 2015
Bob Manning

DARRELL CARY	Director	November 13, 2015
Darrell Carey

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.				X
3.13	Bylaws – Amazing Energy, Inc.				X
3.14	Articles of Organization – Amazing Energy LLC				X
3.15	Operating Agreement – Amazing Energy LLC				X
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9

10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X