Form 10-Q
period 2015-10-31
Amazing Energy Oil & Gas, Co.
filed 2015-12-15
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
October 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52392

AMAZING ENERGY OIL AND GAS, CO.
(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

701 S Taylor Street
Suite 470, LB 113
Amarillo, Texas 79101
(Address of principal executive office)

Registrant's telephone number, including area code:  (806) 322-1922

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.     YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,466,528 as of December 12, 2015.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.                          FINANCIAL STATEMENTS.

AMAZING OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2015	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,069	$97,531
Prepaid expenses	5,015	18,530
Oil and gas receivables, related party	122,039	111,678
Total current assets	239,123	227,739
Property, plant, and equipment, net	23,691	25,150
Mineral property	3,314	3,314
OIL AND GAS PROPERTIES, Full Cost Method:
Evaluated properties, net of accumulated depletion of $932,049 and $873,027 respectively	6,073,461	6,131,752
Other assets	26,622	26,622

Total Assets	$6,366,211	$6,414,577

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,602	$38,449
Accounts payable, related party	393,722	203,939
Accrued liabilities	59,889	76,447
Interest payable, related party	410,588	343,219
Short-term convertible debt, related party	579,522	519,014
Loan and deposit from Afranex	100,213	100,213
Total current liabilities	1,581,536	1,281,281
LONG TERM LIABILITIES:
Asset retirement obligation	247,307	240,254
Long-term convertible debt, related party	2,788,951	2,849,459
Total long-term liabilities	3,036,258	3,089,713
Total Liabilities	4,617,794	4,370,994
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 53,441,528 issued and outstanding	53,442	53,442
Additional paid-in capital	20,480,686	20,480,686
Accumulated deficit	(18,785,711)	(18,490,545)
	1,748,417	2,043,583
Total Liabilities and Stockholders' Equity	$6,366,211	$6,414,577

The accompanying notes are an integral part of these financial statements

AMAZING OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months
	Ended October 31,
	2015	2014
REVENUES:
Oil and Gas Sales	$122,039	$297,531

OPERATING EXPENSES:
Lease operating expenses	146,588	191,213
Selling, general, and administrative costs	93,261	201,900
Depreciation expense	1,460	1,769
Depletion expense	59,022	110,324
Accretion expense	3,390	3,442
Loss on sale of leasehold	46,127	-
Total operating expenses	349,848	508,648

LOSS FROM OPERATIONS	(227,809)	(211,117)

OTHER INCOME (EXPENSE):
Interest income	13	104
Interest expense, related party	(67,369)	(48,111)
Total other income (expense)	(67,356)	(48,007)

NET LOSS	(295,165)	(259,124)

NET LOSS - NON -CONTROLLING INTEREST	-	(105,780)

NET LOSS - AMAZING ENERGY OIL AND GAS CO.	(295,165)	(153,344)

PREFERRED DIVIDENDS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO. STOCKHOLDERS	-	(834,697)

NET LOSS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO. STOCKHOLDERS	$(295,165)	$(988,041)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.006)	$(0.088)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	53,441,528	11,179,658

The accompanying notes are an integral part of these financial statements

AMAZING OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(295,165)	$(259,124)

Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	-	75,000
Depreciation expense	1,460	1,769
Depletion expense	59,022	110,324
Accretion expense	3,390	3,441
Loss on sale of leasehold	46,127	-

Changes in operating assets and liabilities:
Oil and gas receivables, related party	(10,362)	52,067
Accounts payable	(847)	100
Accounts payable, related party	146,588	(43,186)
Prepaid expenses	13,515	-
Accrued liabilities	(16,558)	755
Interest payable, related party	67,368	48,110

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,538	(10,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and gas properties	-	66,777
Cash acquired in business acquisitions	-	37,508
Cash paid for purchase of oil and gas properties	-	(155,392)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(51,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	-	1,495,735
Purchase of treasury shares	-	(22,000)
Preferred stock dividends paid	-	(1,432,017)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	41,718

NET INCREASE (DECREASE) IN CASH	14,538	(20,133)

CASH AT BEGINNING OF PERIOD	97,531	434,619

CASH AT END OF PERIOD	$112,069	$414,486

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mineral property acquired in reverse acquisition	$-	$3,314
Oil and gas properties purchased with accounts payable, related party	$43,195	$-
Conversion of preferred stock	$-	$4,289
Liabilities acquired in reverse acquisition	$-	$171,597

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

On October 14, 2014, Gold Crest Mines, Inc. incorporated a wholly owned Nevada subsidiary corporation named Amazing Energy Oil and Gas, Co.  On October 15, 2014, Gold Crest merged the foregoing wholly owned subsidiary corporation into Gold Crest Mines, Inc. and, pursuant to Nevada law, changed its name to Amazing Energy Oil and Gas, Co. ("Amazing Energy" or "the Company" or "the Parent" "us" or "we"). The Company entered into a change in control agreement as the first step in a reverse acquisition process with certain shareholders of Amazing Energy, Inc. in October of 2014. Through its primary subsidiary, Amazing Energy, Inc. (also a Nevada corporation), the main business of the Company is the exploration, development, and production of oil and gas in the Permian Basin of West Texas.

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

Recapitalization

On October 7, 2014, Amazing Energy, Inc. executed a Plan of Merger agreement with Gold Crest Mines, Inc. Pursuant to this change in control agreement, the shareholders of Amazing Energy, Inc. would control approximately 95% of the shares of common stock of the Parent, Amazing Energy Oil and Gas, Co. Specific to the terms of the agreement, certain controlling shareholders of Amazing Energy, Inc. exchanged 12,829,000 shares of its common stock to Gold Crest Mines, Inc. for 384,848,504 (pre-reverse stock split, see below) shares of common stock and 79,755 shares of Series "A" convertible preferred stock of Gold Crest Mines. Each Series "A" convertible preferred share is convertible into 10,000 shares of Gold Crest Mines, Inc. common stock.

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

In connection with the change in control, the Company initially acquired 58.3% of the outstanding shares of Amazing Energy, Inc. resulting in the attribution of 41.7% of the Subsidiary's net assets and net loss attributable to a non-controlling interest ("NCI"). The NCI represents third-party equity ownership in the legal subsidiary. In July of 2015, the Company acquired the remaining 41.7% of Amazing Energy, Inc.'s shares by exchanging its common shares for the Subsidiary shares held by the NCI.  For the comparative quarter ended October 31, 2014, the net loss attributable to the NCI was $105,780.

On October 15, 2014, the Board of Directors approved a one-for-forty reverse stock split of the Company's common stock. The one-for-forty reverse stock split was effective February 15, 2015.  As a result of the reverse stock split, the number of issued and outstanding shares was adjusted.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been retroactively adjusted to give effect to the aforementioned stock split.

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These consolidated financial statements do not contain all of the information required for annual financial statements.

In October of 2014, the board of directors approved a change to the Amazing Energy Oil and Gas, Co. fiscal year end from December 31 to July 31. This change aligns the Company's fiscal year more closely to the existing operations of

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

its business, and its operating oil and gas subsidiary corporation.

The unaudited consolidated financial statements have been prepared using the significant accounting policies as set out in the audited financial statements of Amazing Energy Oil and Gas, Co. for the year ended July 31, 2015. The unaudited consolidated financial statements should be read in conjunction with the historical financial statements and notes thereto of Amazing Energy Oil and Gas, Co. as filed with the SEC on Form 10-K filed November 13, 2015.

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, in accordance with US GAAP applied on a basis consistent with Amazing Energy, Inc.'s accounting policies.

Fair value measurements

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

1)	The fair value measurement;
2)
The level within the fair value hierarchy in which the fair value measurement in their entirety fall, segregating significant other observable inputs (Level 2) and significant observable inputs (Level 3);

3)
For fair value measurements using significant unobservable inputs (Level3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

i)
total gains or losses for the period (realized and unrealized) segregating those gains or losses included in earnings, a description of where gains or losses included in earnings are reported in the statement of operations;

ii)
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and still held at the reporting period date and a description of where those unrealized gains or losses are reported;

iii)	purchases, sales, issuances, and settlements (net); and
iv)	transfers into and/or out of Level 3.
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

At October 31, 2015, the Company had not yet achieved profitable operations, has had accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plan to address the Company's ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3)

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Earnings Per Share

Basic earnings per share include no dilution and are computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At October 31, 2015 the number of potential shares outstanding relating to conversion options contained in related party debt would provide for 13,921,168 (See Note 5) additional shares of common stock. Potentially dilutive securities outstanding are not included in the calculation when such securities would have an anti-dilutive effect on earnings per share.

Note 4. Oil and Gas Properties

The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States.

Pecos County, Texas
The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty wells on these leases. The Company has drilled twenty wells throughout this property, with sixteen producing wells and four wells shut-in. The oil and gas property balances at October 31, 2015 and July 31, 2015 are set forth in the table below:

	October 31,	July 31,
	2015	2015
Proved leasehold costs	$2,475,789	$2,521,916
Cost of wells and development	4,318,065	4,274,870
Asset retirement obligation, asset	211,656	207,993
Total cost of oil and gas properties	7,005,510	7,004,779
Less: Accumulated depletion	(932,049)	(873,027)
Oil and gas properties, net full cost method	$6,073,461	$6,131,752

Note 5. Related Party Receivables and Payables

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

	October 31,	July 31,
	2015	2015
Related Party:
Oil and gas receivables	$122,039	$111,678
Accounts payable	$393,722	$203,939

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Note 6. Related Party Convertible Debt

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO and Chairman for $1,940,000. The loan is scheduled to mature on December 31, 2030, bears interest at the rate of 8% per annum, and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

Amazing Energy, LLC, (a wholly owned subsidiary of the Company) on December 30, 2010, entered into a $2,000,000 line of credit facility with JLM Strategic Investments, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000. The loans are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

As of October 31, 2015 and July 31, 2015, the accrued and unpaid interest due to related parties was $410,588 and $343,219, respectively. Related party interest expense for the quarters ended October 31, 2015 and 2014 was $67,369 and $48,111 respectively.

No principal payments have been paid on the two loan agreements and the credit facility since their inception. At October 31, 2015, Mr. Miesner has waived any event of default on the aforementioned delinquent payments of principal and interest due on the loans and credit facility.

Modification of Debt Agreements

On February 1, 2015, the Company amended the related party loan agreements discussed above. The amendments included modifying the terms of the notes to adjust the interest rate to 8% for two years following the amendment date, a rate of 6% for the following 2 years and a rate of Prime plus 2% for the remaining years. The amended notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders. If converted, these notes and accrued interest would convert into 6,041,775 shares of Amazing Energy, Inc.'s common stock which can then be converted into 13,921,168 shares of the Company. In connection with the amendments, the Company estimated the fair value of the conversion feature to be $13,921,168, which was recognized as a loss on modification of debt in the Company's non-operating expenses. The fair value of the conversion feature was estimated by applying a Black-Scholes model and using the following conversion variables:

Fair value of the Company's stock price at the date of conversion	$1.00
Conversion rate as adjusted for the Amazing Energy Inc. exchange ratio	$0.26
Estimated volatility	248.00%
Risk free interest rate	1.88%
Conversion period	15 yrs

The fair value was calculated using Level 2 inputs.

Note 7. Asset Retirement Obligations

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

liability is allocated to operating expense using a systematic and rational method. The information below reconciles the value of the asset retirement obligation for the periods presented.

	October 31,	July 31,
	2015	2015

Asset retirement obligation - Beginning of period	$240,254	$278,612

Asset retirement obligation incurred	3,663	7,434
Accretion	3,390	11,596
Revisions in estimated cash flows	-	(57,388)

Asset retirement obligation - End of period	$247,307	$240,254

Note 8. Subsequent Event

Amazing Energy Oil and Gas, Co. owns a subsidiary corporation Kisa Mines, Inc. (Kisa). An Australian corporation, Afranex Gold, Ltd., (Afranex) had agreed to purchase all of the outstanding common stock of Kisa for $400,000 on or before December 31, 2015. This sales agreement is in the process of being modified. Under the terms of the proposed modification, Afranex paid $50,000 to Amazing Energy on December 2, 2015.

On December 14, 2015, the Company and Jed Miesner as the sole shareholder of Jilpetco, Inc., a Texas corporation, terminated their Share Exchange Agreement dated August 10, 2015 wherein the Company was to acquire 100% of Jilpetco, Inc.'s common stock from Jed Miesner in consideration of the issuance 500,000 restricted shares of the Company's common stock to Jed Miesner.  The termination was a result of the current economic conditions of the oil and gas industry in the United States, the parties having decided that it was not in their mutual best interests to conclude the aforementioned agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management's assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended October 31, 2015 and in our Annual Report on Form 10-K for the year ended July 31, 2015.  Note that any reference to "Amazing", the "Company", "we", "us" or "our" mean Amazing Energy Oil and Gas, Co.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "plan", "estimate," "anticipate," "intend," "project," "will," "predicts," "seeks," "may,"  "would," "could," "potential," "continue," "ongoing," "should" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Current Activities

Through October 31, 2015, we drilled twenty wells on our leasehold in Pecos County, Texas. Sixteen of the twenty wells are currently productive, and four wells are shut in. The WWJD#15 well was completed during the quarter ended October 31, 2015.

Results of Operations

The following table presents selected operational and financial data for the three month periods ended October 31, 2015 and 2014, respectively.

	Three Months Ended October 31,
	2015	2014
Revenue, oil and gas sales	$122,039	$297,531
Number of BOE sold	4,514	6,232
Average price per BOE	$27.04	$47.74
Net production (BOE)	4,509	6,151
Average daily net production (BOE)	49	67

Oil Production and Revenue

During the three month period ended October 31, 2015, our net production was 4,509 BOE, or an average of 49 BOE per day, as compared to 6,151 BOE, or an average of 67 BOE per day during the corresponding three month period in 2014. Although gross production for the period of October 31, 2015 actually increased, the decrease in net production is primarily attributable to our working interest (WI) being significantly lower, 40% WI, in the WWJD 13, 14 and 15. As a result, the Company's net revenue interest (NRI) was significantly lower in the wells that produced a significant portion of the oil and gas production in Pecos County, Texas, specifically the WWJD 13, 14 and 15. The WWJD 13, 14 and 15 were not producing for the comparable period of Oct. 31, 2014. We  had 100% working interest, thus a significantly higher NRI, in the wells that largely contributed to the production for the period of October 31, 2014.

During the three month period ended October 31, 2015, we sold 4,514 BOE at an average price of $27.04 per BOE, for net revenues of $122,039, as compared to 6,232 BOE at an average price of $47.74 per BOE, for net revenues of $297,531 during the comparative period in 2014.

Depletion

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting. For the three month period ended October 31, 2015, depletion was $59,022 or $13.09 per BOE, as compared to $110,324, or $ 17.70 per BOE for the three month period ended October 31 2014. The decrease in depletion of $51, 302 was primarily due to a 28% decrease in production.

As of July 31, 2015, our total proved reserves were 576,040 BOE compared to 455,375 BOE for the year ended July 31, 2014.

Lease Operating Expenses

Lease operating expenses decreased from $191,213 for the quarter ended October 31, 2014 to $146,588 for the quarter ended October 31, 2015. This decrease for the comparable three month period was primarily due to decreased activity in our development and production program, which in turn was due to the drop in oil prices, and a limited access to drilling funds.

Selling, General and Administrative Expenses

For the quarter ended October 31, 2015, our selling, general and administrative  expenses were $93,621, compared to $201,900 for the comparative quarter ended October 31, 2014. The reasons for this decrease are due to a result of having less staff and a decrease of legal and accounting fees because of the completion of the entire reverse acquisition process which commenced in September of 2014.

Liquidity and Capital Resources

We had a working capital deficit of $1,342,413 as of October 31, 2015, compared to a working capital deficit of $1,053,542 as of July 31, 2015. The increase in the working capital deficit was primarily due to an increase in accounts payable, related party, in the amount of $189,783. Jilpetco, Inc. the related party which operates the field operations has advanced funds to the Company because of a lack of positive cash flow on the part of the registrant.

During the quarter October 31, 2015, we did not raise any funds through the sale of equity securities or the issuance of debt. Other than the limited amount of cash generated through the sale of oil and gas ($122,039), the majority of operating funds were from loans provided by Jilpetco, Inc., a corporation owned and controlled by our president, Jed Miesner.

We continue to seek sufficient capital in order to expand our drilling program. The most cost effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would be 100% of the drilling and completion funds provided by such working interest participant and the funding source receiving a 75% working interest in the applicable wells. We  would retain a 25% carried working interest in such a drilling program. As of October 31, 2015, we had no plans to raise capital through the issuance of equity or debt securities.

Our operating cash flow is dependent upon many factors, including production levels, sales volume, oil and gas prices and other factors that may be beyond our control. Oil and gas prices decreased substantially from the quarter ended October 31, 2014, to the quarter ended October 31, 2015. During the quarter ended October 31, 2015, oil prices were approximately $40 per barrel.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  The impact of these policies and associated risks is discussed throughout Management's Discussion and Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 3 of the July 31, 2015, Notes to Consolidated Financial Statements included in our annual Form 10-K Report for the year ended July 31, 2015.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Amazing Energy, Inc., which holds our Pecos County leases.  The assets and results of operations of Amazing Energy, Inc. represent substantially all of our consolidated assets and operations at October 31, 2015.

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

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  However, we may begin capitalizing interest in the future. During the three month periods ended October 31, 2015 and 2014, we didn't capitalize any interest.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.                          CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of October 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was because we did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of financial information, particularly our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

The aforementioned material weakness was identified by our management in connection with the review of our financial statements for the period ended October 31, 2015.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that has affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

ITEM 1.                          LEGAL PROCEEDINGS.

None

ITEM 1A.                     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                          MINE SAFETY SECURITIES.

Not Applicable

ITEM 5.                          OTHER INFORMATION.

On December 14, 2015, we mutually terminated our agreement dated August 10, 2015, with Jed Miesner as the sole shareholder of Jilpetco, Inc., a Texas corporation, wherein we were to acquire 100% of Jilpetco, Inc.'s common stock from Jed Miesner in consideration of the issuance 500,000 restricted shares of our common stock to Miesner.  The termination was as a result of the current economic conditions of the oil and gas industry in the United States, the parties having decided that it is not in their mutual best interests to conclude the aforementioned agreement.

The publicly traded parent corporation, Amazing Energy Oil and Gas, Co. (formerly Gold Crest Mines, Inc.) owns a subsidiary corporation Kisa Mines, Inc. (Kisa). An Australian corporation, Afranex Gold, Ltd., (Afranex) had agreed to purchase all of the outstanding common stock of Kisa for $400,000 on or before December 31, 2015. This sales agreement is in the process of being modified. Under the terms of the proposed modification, Afranex paid $50,000 to Amazing Energy on December 2, 2015.

ITEM 6.                          EXHIBITS.

		Incorporated by Reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5

10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement.				X
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/13/15	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 14, 2015.

AMAZING ENERGY OIL AND GAS, CO.

By:	JED MIESNER
Jed Miesner
Chief Executive Officer
(Principal Executive Officer)

By:	MATTHEW J. COLBERT
Matthew J. Colbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement.				X

14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/13/15	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X