Form 10-Q
period 2016-01-31
Amazing Energy Oil & Gas, Co.
filed 2016-03-16
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
January 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,491,528 as of March 14, 2016.

AMAZING ENERGY OIL AND GAS, CO.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,649	$97,531
Prepaid expenses	17,301	18,530
Oil and gas receivables, related party	70,197	111,678
Total current assets	198,147	227,739
Property, plant, and equipment, net	22,232	25,150
Mineral property	-	3,314
OIL AND GAS PROPERTIES, Full Cost Method:
Evaluated properties, net of accumulated depletion of $ 978,465 and $873,027 respectively	6,039,485	6,131,752
Other assets	26,621	26,622

Total Assets	$6,286,485	$6,414,577

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,004	$38,449
Accounts payable, related party	536,561	203,939
Accrued liabilities	16,889	76,447
Interest payable, related party	477,958	343,219
Convertible debt, related party, current portion	621,628	519,014
Loan and deposit from Afranex	-	100,213
Total current liabilities	1,664,040	1,281,281
LONG TERM LIABILITIES:
Asset retirement obligation	250,670	240,254
Long-term convertible debt, related party	2,746,846	2,849,459
Total long-term liabilities	2,997,516	3,089,713
Total Liabilities	4,661,556	4,370,994
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 53,491,528 and 53,441,528 issued and outstanding respectively	53,492	53,442
Additional paid-in capital	20,495,636	20,480,686
Accumulated deficit	(18,924,199)	(18,490,545)
	1,624,929	2,043,583
Total Liabilities and Stockholders' Equity	$6,286,485	$6,414,577

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Month Periods Ended January 31,		Six Month Periods Ended January 31,
	2016	2015	2016	2015
REVENUES:
Gross Oil and Gas Sales to Related Party	$60,505	$221,471	$182,544	$545,788
Revenue adjustment (Note 5)	(43,603)	-	(43,603)	-
Net Oil and Gas Sales	16,902	221,471	138,941	545,788

OPERATING COSTS AND EXPENSES:
Lease operating expenses	86,796	211,508	233,384	429,508
Selling, general, and administrative costs	97,028	113,717	190,289	316,983
Depreciation expense	1,349	1,769	2,809	3,537
Depletion expense	46,416	114,113	105,438	224,437
Accretion expense	3,363	3,613	6,753	7,054
Gain on mineral property	(146,898)	-	(146,898)	-
Write-off of leasehold	-	-	46,127	-
Total operating costs and expenses	88,054	444,720	437,902	981,519

LOSS FROM OPERATIONS	(71,152)	(223,249)	(298,961)	(435,731)

OTHER INCOME (EXPENSE):
Interest income	34	69	47	173
Interest expense, related party	(67,370)	(48,111)	(134,739)	(96,222)
Total other income (expense)	(67,336)	(48,042)	(134,692)	(96,049)

NET LOSS	(138,488)	(271,291)	(433,653)	(531,780)

NET LOSS - NON -CONTROLLING INTEREST	-	(102,795)	-	(203,718)

NET LOSS - AMAZING ENERGY OIL AND GAS CO.	(138,488)	(168,496)	(433,653)	(328,062)

PREFERRED DIVIDENDS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO. STOCKHOLDERS	-	(1,432,840)	-	(1,432,840)

NET LOSS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO. STOCKHOLDERS	$(138,488)	$(1,601,336)	$(433,653)	$(1,760,902)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.003)	$(0.136)	$(0.008)	$(0.202)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	53,462,452	11,732,538	53,451,990	8,720,211

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Month Periods
	Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(433,653)	$(531,780)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation expense	-	75,000
Common stock issued for services	15,000	-
Depreciation expense	2,809	3,703
Depletion expense	105,438	224,437
Accretion expense	6,753	7,054
Gain on mineral property	(146,898)	-
Write off of leasehold	46,127	-

Changes in operating assets and liabilities:
Oil and gas receivables, related party	41,481	89,365
Accounts payable	(27,445)	(10,537)
Accounts payable, related party	276,988	(72,072)
Prepaid expenses and other current assets	1,229	-
Accrued expenses	(59,558)	106,837
Interest payable, related party	134,738	-
NET CASH (USED IN) OPERATING ACTIVITIES	(36,991)	(107,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from optioned mineral property	50,000
Proceeds from the sale of oil and gas properties	-	66,777
Cash acquired in reverse merger	-	37,508
Purchase of oil and gas equipment	109	(1,327)
Purchase of oil and gas properties	-	(264,600)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	50,109	(161,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	-	1,500,000
Proceeds from borrowings	-	12,000
Preferred stock dividends paid	-	(1,432,840)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	79,160

NET DECREASE IN CASH	13,118	(190,475)

CASH AT BEGINNING OF PERIOD	97,531	434,619

CASH AT END OF PERIOD	$110,649	$244,144

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Oil and gas properties purchased with accounts payable related party	$55,634	$-
Loan and deposit exchanged for mineral property	$100,212	$-

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

On October 14, 2014, Gold Crest Mines, Inc. incorporated a wholly owned Nevada subsidiary corporation named Amazing Energy Oil and Gas, Co.  On October 15, 2014, Gold Crest merged the foregoing wholly owned subsidiary corporation into Gold Crest Mines, Inc. and, pursuant to Nevada law, changed its name to Amazing Energy Oil and Gas, Co. ("Amazing Energy" or "the Company" or "the Parent" "us" or "we"). In October of 2014, the Company entered into a change in control agreement as the first step in a reverse acquisition process with certain shareholders of Amazing Energy, Inc. Through its primary subsidiary, Amazing Energy, Inc. (also a Nevada corporation), the main business of the Company is the exploration, development, and production of oil and gas in the Permian Basin of West Texas.

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

Recapitalization

On October 9, 2014, the Company entered into a change in control agreement with Amazing Energy, Inc., a Nevada corporation and Amazing Energy LLC, a Texas limited liability company (collectively the "Predecessors"). Pursuant to the change in control agreement, the Company issued to the Predecessors 384,848,504 (9,621,213) shares of Common Stock and 79,755 shares of our newly created Series "A" Convertible preferred stock in consideration of said AEI Shareholders transferring all right, title and interest in and to 12,829,000 shares of common stock of AEI.  Each Series "A" Convertible preferred share is convertible into 10,000 restricted shares of the Company's common stock upon the Company's articles of incorporation being amended to increase our authorized shares of common stock to allow for the issuance of the 797,550,000 (19,938,750) additional common shares (the "Transaction"). All of the series "A" convertible shares of stock have been converted into shares of common stock. The shares of Common Stock and Preferred Stock issued to the Predecessors represent approximately 95% of the shares of Common Stock outstanding following the closing of the Transaction (the "Closing"). The Transaction results in the owners of the Predecessors (the "accounting acquirer") having actual or effective operating control of the Company after the Transaction, with the stockholders of the Company (the "legal acquirer") continuing only as passive investors. The Closing did not affect the number of shares of Common Stock held by the Company's existing public stockholders.

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

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, in accordance with US GAAP applied on a basis consistent with Amazing Energy, Inc.'s accounting policies.  Results of operations for the three and six months ended January 31, 2016, are not indicative of results for the year ended July 31, 2016.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

At January 31, 2016, the Company had not yet achieved profitable operations, has had accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plan to address the Company's ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3)

participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Earnings Per Share

Basic earnings per share include no dilution and are computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At January 31, 2016, the number of potential outstanding shares relating to conversion options contained in related party debt could provide for 13,921,168 (See Note 6) additional shares of common stock outstanding. Potentially dilutive securities outstanding are not included in the calculation when such securities would have an anti-dilutive effect on earnings per share.

Note 4. Oil and Gas Properties

The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States.

Pecos County, Texas
The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty wells on these leases. The Company has drilled twenty wells throughout this property, with sixteen producing wells and four shut-in wells. The oil and gas property balances at January 31, 2016, and July 31, 2015 are set forth in the table below:

	January 31,	July 31,
	2016	2015
Proved leasehold costs	$2,477,079	$2,521,916
Cost of wells and development	4,329,215	4,274,870
Asset retirement obligation, asset	211,656	207,993
Total cost of oil and gas properties	7,017,950	7,004,779
Less: Accumulated depletion	(978,465)	(873,027)
Oil and gas properties, net full cost method	$6,039,485	$6,131,752

Note 5. Related Party Receivables and Payables

The Company contracts under a joint operating agreement with Jilpetco, Inc. as the oil and gas field operating entity. All of the Company's revenues are received from and well operating expenses are billed by, Jilpetco, Inc., which is wholly owned by Jed Miesner, the Company's CEO, President, and majority shareholder. The related party receivables are for the sales of oil and gas and are all due from Jilpetco, Inc. As the field operator, Jilpetco, Inc. collects the payments from oil and gas sales and remits the Company's share to the Company. In November 2015, Jilpetco Inc., the operating company of the WWJD wells, made an adjustment to the paydeck of all the WWJD wells located in Section 91, Pecos County, TX. This adjustment effected Amazing Energy LLC's net revenue interest (NRI) in the WWJD wells. The overall effect was a net

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

negative oil and gas revenue adjustment of $43,605 to Amazing Energy LLC. The adjustment resulted from examining new title records via a Division Order Title Opinion, which showed Amazing Energy LLC owning less NRI in the WWJD wells. The revenue adjustment was retroactive to the first sales of oil and gas production.

Related party payables consist of accrued oil and gas drilling and production expenses billed to the Company by Jilpetco, Inc. related party receivables and accounts payable are as follows:

	January 31,	July 31,
	2016	2015
Related Party:
Oil and gas receivables	$70,197	$111,678
Accounts payable	$536,561	$203,939

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

As of January 31, 2016, and July 31, 2015, the accrued and unpaid interest due to related parties was $477,958 and $343,219, respectively. Related party interest expense for the quarters ended January 31, 2016, and 2015 was $67,370 and $48,111 respectively. Related party interest expense for the six month periods ended January 31, 2016, and 2015 was $134,739 and $96,222 respectively.

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

	January 31,	July 31,
	2016	2015

Asset retirement obligation - Beginning of period	$240,254	$278,612

Asset retirement obligation incurred	3,663	7,434
Accretion	6,753	11,596
Revisions in estimated cash flows	-	(57,388)

Asset retirement obligation - End of period	$250,670	$240,254

Note 8. Mineral Property Option Agreement

The Company ("Amazing") owns a subsidiary corporation, Kisa Mines, Inc. ("Kisa"). Afranex Gold Limited ("Afranex") had originally agreed through an option agreement to purchase all of the outstanding common stock of Kisa for $300,000 on or before December 31, 2015. On November 23, 2015, Amazing and Afranex agreed to extend the option to December 31, 2016, or such later date as agreed upon. The updated option agreement supersedes all previous correspondence and understandings between the parties. Afranex paid a $50,000 non-refundable option fee to Amazing on November 27, 2015, as consideration for extending this option. A new term sheet and option agreement was formalized and dated on January 31, 2016.  Under the terms of this agreement, Afranex has the right to acquire either 100% of the outstanding common stock of Kisa or 100% of Kisa's right, title and interest in the mining permits and associated assets of Kisa. Subject to the agreement, Afranex may exercise the option to purchase either the stock of Kisa or its assets at any time during the option period by delivering to Amazing a written notice stating that Afranex desires to exercise the option. The revised and extended option agreement specifies the following financial terms:

Consideration	$300,000
Option fee payment	(50,000)
Loans due to Afranex	(80,212)
Balance due to Amazing upon exercise of option	$169,788

The prior deposit received in 2014 of $20,000 was also recognized as gain but is not to be applied against the purchase price.

Note 9. Subsequent Event

On March 7, 2016, the Company executed a non-binding letter of intent with Gulf South Holdings, Inc., (Gulf South) a Delaware corporation, to acquire 100% of the issued and outstanding shares of common stock of Gulf South Securities, Inc., a Delaware corporation broker-dealer registered with the SEC and FINRA, in consideration of the issuance of 5,349,153 restricted shares of the Company's common stock and 2,647,576 redeemable stock purchase warrants.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management's assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended January 31, 2016, and in our Annual Report on Form 10-K for the year ended July 31, 2015.  Note that any reference to "Amazing", the "Company", "we", "us" or "our" mean Amazing Energy Oil and Gas, Co.

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

Current Activities

Through January 31, 2016, we drilled twenty wells on our leasehold in Pecos County, Texas. Sixteen of the twenty wells are currently productive, and four wells are shut in.

Results of Operations

The following table presents selected operational and financial data for the three month periods ended January 31, 2016, and 2015, respectively.

	Three Months Ended January 31,
	2016	2015
Revenue, oil and gas sales	$60,505	$221,471
Number of BOE sold	3,549	6,546
Average price per BOE (Gross selling price)	$17.05	$33.83
Net production (BOE)	3,546	7,376
Average daily net production (BOE)	39	80

Oil Production and Revenue

Multiple factors contributed to the production decrease for the comparable three-month period which include the natural decline of the production reservoirs, budgetary cuts made to lease operating expenditures, and bad weather conditions that caused numerous days of down production.  During the three-month period ended January 31, 2016, the Company sold 3,549 BOE at an average net sales price per BOE of $17.05 for net revenues of approximately $60,505. In November 2015, Jilpetco Inc., the operating company of the WWJD wells, made an adjustment to the paydeck of all the WWJD wells located in Section 91, Pecos County, TX. This adjustment effected Amazing Energy LLC's net revenue interest (NRI) in the WWJD wells. The overall effect was a net negative oil and gas revenue adjustment of $43,605 to Amazing Energy LLC. The adjustment resulted from examining new title records via a Division Order Title Opinion, which showed Amazing Energy LLC owning less NRI in the WWJD wells. The revenue adjustment was retroactive to the first sales of oil and gas production. During the comparative quarter ended January 31, 2015, the Company sold 6,546 of BOE at an average price of $33.83 per BOE, for net revenues of $221,471.

Depletion

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting. For the three-month period ended January 31, 2016, depletion was $46,416 or $15.09 per BOE, as compared to $114,113 or $ 15.47 per BOE for the three-month period ended January 31, 2015. The decrease in depletion of $67,697 was primarily due to a 52% decrease in production. As of July 31, 2015, our total proved reserves were 576,040 BOE compared to 455,375 BOE for the year ended July 31, 2014.

Lease Operating Expenses

Lease operating expenses decreased from $211,508 for the quarter ended January 31, 2015, to $86,796 for the quarter ended January 31, 2016. This decrease for the comparable three-month period was primarily due to budgetary plans made to decrease LOE spending to offset the significant drop in oil prices that continued to decline through the end of the quarter.

Selling, General and Administrative Expenses

For the quarter ended January 31, 2016, our selling, general and administrative expenses were $97,028, compared to $113,717 for the comparative quarter ended January 31, 2015. This slight decrease was attributable to the overall decline in the oil and gas markets over the past few months.

Liquidity and Capital Resources

We had a working capital deficit of $1,465,893 as of January 31, 2016, compared to a working capital deficit of $1,053,542 as of July 31, 2015. The increase in the working capital deficit of $412,351 was primarily due to a decrease in related party oil and gas receivables, and increases in related party accounts payable interest payable, and short term convertible debt. Jilpetco Inc., the related party which operates the field service functions for the Company, has advanced funds to the Company because of a lack of cash flow on the part of the registrant.

During the quarter January 31, 2016, we did not raise any funds through the sale of equity securities or the issuance of debt. Other than the limited amount of cash generated through the sale of oil and gas, the majority of operating funds were from loans provided by Jilpetco, Inc., a corporation owned and controlled by our president, Jed Miesner. The Company issued total of 50,000 shares of common stock to Delaney Equity Group, LLC, located in Palm Beach Gardens, Florida during the quarter ended January 31, 2016. These shares of common stock were issued for investment banking consulting services.

We continue to seek sufficient capital in order to expand our drilling program. The most cost effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would be 100% of the drilling and completion funds provided by such working interest participant and the funding source receiving a 75% working interest in the applicable wells. We would retain a 25% carried working interest in such a drilling program. As of January 31, 2016, we had no definitive plans to raise capital through the issuance of equity or debt securities.

Our operating cash flow is dependent upon many factors, including production levels, sales volume, oil and gas prices and other factors that may be beyond our control. Oil and gas prices decreased substantially from the quarter ended January 31, 2015, to the quarter ended January 31, 2016. During the quarter ended January 31, 2016, oil prices ranged between $27 and $32 per barrel.

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

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Amazing Energy, Inc., which holds our Pecos County leases.  The assets and results of operations of Amazing Energy, Inc. represent substantially all of our consolidated assets and operations at January 31, 2016.

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

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  However, we may begin capitalizing interest in the future. During the three month periods ended January 31, 2016 and 2015, we didn't capitalize any interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of January 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was because we did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of financial information, particularly our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. The aforementioned material weakness was identified by our management in connection with the review of our financial statements for the period ended January 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016, that has affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On March 7, 2016, we executed a non-binding letter of intent with Gulf South Holdings, Inc., a Delaware corporation to acquire 100% of the issued and outstanding shares of common stock of Gulf South Securities, Inc., a Delaware SEC and FINRA registered broker-dealer in consideration of the issuance of 5,349,153 restricted shares of our common stock and 2,647,576 redeemable stock purchase warrants.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9

10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated August 10, 2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement.	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q		10.17	X
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/13/15	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2016.

AMAZING ENERGY OIL AND GAS, CO.

By:	JED MIESNER
Jed Miesner
Chief Executive Officer
(Principal Executive Officer)

By:	MATTHEW J. COLBER
Matthew J. Colbert
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated August 10, 2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement.	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q		10.17	X
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/13/15	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X