Form 10-Q
period 2016-04-30
Amazing Energy Oil & Gas, Co.
filed 2016-06-10
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
April 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,491,528 as of June 10, 2016.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2016	2015
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,354	$97,531
Prepaid expenses	12,907	18,530
Oil and gas receivables, related party	29,726	111,678
Total current assets	90,987	227,739
Property, plant, and equipment, net	20,773	25,150
Mineral property	-	3,314
OIL AND GAS PROPERTIES, Full Cost Method:
Evaluated properties, net of accumulated depletion of $1,000,598 and $873,027 respectively	6,027,801	6,131,752
Other assets	26,621	26,622

Total Assets	$6,166,182	$6,414,577

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,402	$38,449
Accounts payable, related party	627,005	203,939
Accrued liabilities	15,349	76,447
Interest payable, related party	545,327	343,219
Current portion convertible debt, related party	663,734	519,014
Loan and deposit from Afranex	-	100,213
Total current liabilities	1,870,817	1,281,281
LONG TERM LIABILITIES:
Asset retirement obligation	254,033	240,254
Long-term convertible debt, related party	2,704,740	2,849,459
Total long-term liabilities	2,958,773	3,089,713
Total Liabilities	4,829,590	4,370,994
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 53,491,528 and 53,441,528 issued and outstanding respectively	53,492	53,442
Additional paid-in capital	20,495,635	20,480,686
Accumulated deficit	(19,212,535)	(18,490,545)
	1,336,592	2,043,583
Total Liabilities and Stockholders' Equity	$6,166,182	$6,414,577

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Month Periods Ended April 30,		Nine Month Periods Ended April 30,
	2016	2015	2016	2015
REVENUES:
Net Oil and Gas Sales	$49,493	$124,619	$232,037	$670,407
Revenue adjustment (Note 5)	-	-	(43,603)	-
Net Oil and Gas Sales	49,493	124,619	188,434	670,407

OPERATING COSTS AND EXPENSES:
Lease operating expenses	179,996	194,962	413,380	624,470
Selling, general, and administrative costs	63,436	274,741	253,725	591,393
Depreciation expense	1,569	906	4,378	4,774
Depletion expense	22,133	115,841	127,571	340,278
Accretion expense	3,363	3,725	10,116	10,780
Gain on mineral property	-	-	(146,898)	-
Loss on sale of leasehold	-	8,511	46,127	8,511
Total operating costs and expenses	270,497	598,686	708,399	1,580,206

LOSS FROM OPERATIONS	(221,004)	(474,067)	(519,965)	(909,799)

OTHER INCOME (EXPENSE):
Interest income	37	29	84	202
Interest expense, related party	(67,369)	(48,182)	(202,108)	(144,404)
Loss on modification of related party notes payable	-	(13,921,168)	-	(13,921,168)
Total other income (expense)	(67,332)	(13,969,321)	(202,024)	(14,065,370)

NET LOSS	(288,336)	(14,443,388)	(721,989)	(14,975,169)

NET LOSS - NON-CONTROLLING INTEREST		(6,004,114)	-	(6,135,138)

NET LOSS - AMAZING ENERGY OIL AND GAS CO.	(288,336)	(8,439,274)	(721,989)	(8,840,031)

PREFERRED DIVIDENDS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO. STOCKHOLDERS	-	-	-	835,177

NET LOSS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO. STOCKHOLDERS	$(288,336)	$(8,439,274)	$(721,989)	$(8,004,854)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.005)	$(0.292)	$(0.014)	$(0.525)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	53,491,528	28,865,895	53,464,977	15,260,516

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Periods
	Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(721,989)	$(14,975,169)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation expense	-	242,280
Common stock issued for services	15,000	-
Depreciation expense	4,378	4,774
Depletion expense	127,571	340,278
Accretion expense	10,116	10,780
Gain on mineral property	(146,898)	-
Loss on sale of leasehold	46,127	8,511
Loss on modification of related party note payable	-	13,921,168

Changes in operating assets and liabilities:
Oil and gas receivables, related party	81,952	138,577
Accounts payable	(19,047)	(8,537)
Accounts payable, related party	351,972	(65,410)
Prepaid expenses	5,623	-
Accrued liabilities	(61,097)	170,357
Interest payable, related party	202,107	-

NET CASH (USED IN) OPERATING ACTIVITIES	(104,185)	(212,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from optioned mineral property	50,000	-
Proceeds from the sale of oil and gas properties	-	66,777
Cash acquired in reverse merger	-	37,508
Purchase of property and equipment	-	(1,326)
Proceeds from sale of property and equipment	-	19,000
Purchase of oil and gas properties	5,008	(277,582)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	55,008	(155,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	-	1,523,325
Repurchase of preferred shares	-	(22,000)
Preferred stock dividends paid	-	(1,432,840)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	68,485

NET DECREASE IN CASH	(49,177)	(299,529)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,531	434,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,354	$135,090

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Oil and gas properties purchased with accounts payable related party	$55,634	$-
Loan and deposit exchanged for mineral property	$100,212	$-

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

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, in accordance with US GAAP applied on a basis consistent with Amazing Energy, Inc.'s accounting policies.  Results of operations for the three and nine months ended April 30, 2016, are not indicative of results for the year ended July 31, 2016.

Fair value measurements

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

The fair value measurement;

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

At April 30, 2016, the Company had not yet achieved profitable operations, has had accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plan to address the Company's ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Earnings Per Share

Basic earnings per share include no dilution and are computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  At April 30, 2016, the number of potential outstanding shares relating to conversion options contained in related party debt could provide for 13,921,168 (See Note 6) additional shares of common stock outstanding. Potentially dilutive securities outstanding are not included in the calculation when such securities would have an anti-dilutive effect on earnings per share.

Note 4. Oil and Gas Properties

The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States.

Pecos County, Texas
The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty wells on these leases. The Company has drilled twenty wells throughout this property, with sixteen producing wells and four shut-in wells. The oil and gas property balances at April 30, 2016, and July 31, 2015 are set forth in the table below:

	April 30,	July 31,
	2016	2015
Proved leasehold costs	$2,477,079	$2,521,916
Cost of wells and development	4,339,664	4,274,870
Asset retirement obligation, asset	211,656	207,993
Total cost of oil and gas properties	7,028,399	7,004,779
Less: Accumulated depletion	(1,000,598)	(873,027)
Oil and gas properties, net full cost method	$6,027,801	$6,131,752

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Note 5. Related Party Receivables and Payables

The Company contracts under a joint operating agreement with Jilpetco, Inc. as the oil and gas field operating entity. All of the Company's revenues are received from and well operating expenses are billed by Jilpetco, Inc., which is wholly owned by Jed Miesner, the Company's CEO, President, and majority shareholder. The related party receivables are for the sales of oil and gas and are all due from Jilpetco, Inc. As the field operator, Jilpetco, Inc. collects the payments from oil and gas sales and remits the Company's share to the Company.

In November 2015, Jilpetco Inc., the operating company of the WWJD wells, made an adjustment to the paydeck of all the WWJD wells located in Section 91, Pecos County, TX. This adjustment effected Amazing Energy LLC's net revenue interest (NRI) in the WWJD wells. The overall effect was a net negative oil and gas revenue adjustment of $43,603 to Amazing Energy LLC. The adjustment resulted from examining new title records via a Division Order Title Opinion, which showed Amazing Energy LLC owning less NRI in the WWJD wells. The revenue adjustment was retroactive to the first sales of oil and gas production.

Related party payables consist of accrued oil and gas drilling and production expenses billed to the Company by Jilpetco, Inc. Related party receivables and accounts payable are as follows:

	April 30,	July 31,
	2016	2015
Related Party:
Oil and gas receivables	$29,726	$111,678
Accounts payable	$627,005	$203,939

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

As of April 30, 2016, and July 31, 2015, the accrued and unpaid interest due to related parties was $545,327 and $343,219, respectively. Related party interest expense for the quarters ended April 30, 2016 and 2015 was $67,369 and $48,182 respectively. Related party interest expense for the nine month periods ended April 30, 2016 and 2015 was $202,108 and $144,404 respectively.

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

	April 30,	July 31,
	2016	2015

Asset retirement obligation - Beginning of period	$240,254	$278,612

Asset retirement obligation incurred	3,663	7,434
Accretion	10,116	11,596
Revisions in estimated cash flows	-	(57,388)

Asset retirement obligation - End of period	$254,033	$240,254

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS

Note 9. Subsequent Event

On April 15, 2016, we entered into an agreement with Gulf South Holding, Inc. ("GSHI") to acquire all the outstanding shares of common stock of Gulf South Securities, Inc., an SEC, FINRA registered broker-dealer located in Gig Harbor, Washington, in exchange for 5,349,153 shares of our common stock and 2,674,576 stock purchase warrants.  The agreement also contains provisions for the issuance of Series A Preferred Stock and Series B Preferred Stock, with provisions for the conversion and redemption of same.  Further, the agreement contains other provisions with respect to converting certain debt to equity positions.  Delaney Equity Group, LLC ("Delaney") will receive 250,000 restricted shares of our common stock for its involvement with this transaction pursuant to our agreement with Delaney dated September 11, 2015 which is filed as Exhibit 10.17 to our Form 10-Q for the quarter ended January 31, 2016.

On April 28, 2016, we amended the foregoing agreement by extending the Closing date to May 2, 2016.  No other provisions of the agreement were amended.  As of the date of this report, we have not closed.

On April 15, 2016, we entered into an agreement with Jed Miesner, our president, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") for consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.  As a result, Jilpetco will become our wholly owned subsidiary corporation.  As of April 30, 2016, no portion of the consideration had been paid.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management's assessment of the current and historical financial and operating results of the Company and of our financial condition.  It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the nine months ended April 30, 2016, and in our Annual Report on Form 10-K for the year ended July 31, 2015.  Note that any reference to "Amazing", the "Company", "we", "us" or "our" mean Amazing Energy Oil and Gas, Co.

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

Current Activities

Through April 30, 2016, we drilled twenty-one wells on our leasehold in Pecos County, Texas. Sixteen of the twenty-one wells are currently productive, and five wells are shut in.

Acquisition of Gulf South Securities, Inc.

As previously reported, we entered into an agreement with Gulf South Holdings, Inc. ("GSHI") to acquire all the outstanding shares of common stock of Gulf South Securities, Inc., an SEC, FINRA registered broker-dealer locate in Gig Harbor, Washington in exchange for 5,349,153 shares of our common stock and 2,674,576 stock purchase warrants.  The agreement also contains provisions the issuance of Series A Preferred Stock and Series B Preferred Stock with provisions for the conversion and redemption of the same.  Further, the agreement contains other provisions with respect to converting certain debts to equity positions.  Delaney Equity Group, LLC ("Delaney") will receive 250,000 restricted shares of our common stock for its involvement with this transaction pursuant to our agreement with Delaney dated September 11, 2015 which is filed as Exhibit 10.17 to our Form 10-Q for the quarter ended January 31, 2016. We anticipated closing this transaction shortly.  In any event, it will be closed prior to our year end, July 31, 2016.

As previously reported, we entered into an agreement with Jed Miesner, our president, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.  As a result, Jilpetco will become our wholly owned subsidiary corporation.  There is no assurance that we will acquire Jilpetco.

Results of Operations

The following table presents selected operational and financial data for the three month periods ended April 30, 2016, and 2015, respectively.

	Three Months Ended April 30,
	2016	2015
Revenue, oil and gas sales	$49,493	$124,619
Number of BOE sold	1,828	6,634
Average price per BOE (Gross selling price)	$27.07	$24.02
Net production (BOE)	1,691	6,702
Average daily net production (BOE)	19	75

Oil Production and Revenue

Multiple factors contributed to the production decrease for the comparable three-month period which include the natural decline of the production reservoirs and budgetary cuts made to lease operating expenditures. The most significant factor contributing to the production decrease was the lack of gas sales due to the gas gathering system that we deliver our gas into being shut-in since late January 2016. We received notification in February 2016 that the Trans-Pecos gathering system with downstream delivery into the Regency (Energy Transfer) Coyanosa Facilities was shut-in until further notice due to the sulphur recovery plant being down. The Trans-Pecos system is operated by Pioneer Gas Pipeline, Inc. which is the company that buys our gas. The Trans-Pecos system remains shut-in.  During the three-month period ended April 30, 2016, the Company sold 1,828 BOE at an average net sales price per BOE of $27.07 for net revenues of approximately $49,493. In November 2015, Jilpetco Inc., the operating company of the WWJD wells, made an adjustment to the paydeck of all the WWJD wells located in Section 91, Pecos County, TX. This adjustment effected Amazing Energy LLC's net revenue interest (NRI) in the WWJD wells. The overall effect was a net negative oil and gas revenue adjustment of $43,603 to Amazing Energy LLC. The adjustment resulted from examining new title records via a Division Order Title Opinion, which showed Amazing Energy LLC owning less NRI in the WWJD wells. The revenue adjustment was retroactive to the first sales of oil and gas production. During the comparative quarter ended April 30, 2015, the Company sold 6,634 of BOE at an average price of $24.02 per BOE, for net revenues of $124,619.

Depletion

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting. For the three-month period ended April 30, 2016, depletion was $22,133 or $13.09 per BOE, as compared to $115,841 or $17.46 per BOE for the three-month period ended April 30, 2015. The decrease in depletion of $93,708 was primarily due to a 75% decrease in production. As of July 31, 2015, our total proved reserves were 576,040 BOE compared to 455,375 BOE for the year ended July 31, 2014.

Lease Operating Expenses

Lease operating expenses decreased from $194,962 for the quarter ended April 30, 2015, to $179,996 for the quarter ended April 30, 2016. This decrease for the comparable three-month period was primarily due to budgetary plans made to decrease LOE spending to offset the significant drop in oil prices that continued to decline through the end of the quarter.

Selling, General and Administrative Expenses

For the quarter ended April 30, 2016, our selling, general and administrative expenses were $63,436, compared to $274,741 for the comparative quarter ended April 30, 2015. This decrease was attributable to the overall decline in the oil and gas markets over the past few months.

Liquidity and Capital Resources

We had a working capital deficit of $1,779,830 as of April 30, 2016, compared to a working capital deficit of $1,053,542 as of July 31, 2015. The increase in the working capital deficit of $726,288 was primarily due to a decrease in related party oil and gas receivables, and increases in related party accounts payable interest payable, and short term convertible debt. Jilpetco Inc., the related party which operates the field service functions for the Company, has advanced funds to the Company because of a lack of cash flow on the part of the registrant.

During the quarter April 30, 2016, we did not raise any funds through the sale of equity securities or the issuance of debt. Other than the limited amount of cash generated through the sale of oil and gas, the majority of operating funds were from loans provided by Jilpetco, Inc., a corporation owned and controlled by our president, Jed Miesner. The Company issued total of 50,000 shares of common stock to Delaney Equity Group, LLC, located in Palm Beach Gardens, Florida during the quarter ended January 31, 2016. These shares of common stock were issued for investment banking consulting services.

We continue to seek sufficient capital in order to expand our drilling program. The most cost effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would be 100% of the drilling and completion funds provided by such working interest participant and the funding source receiving a 75% working interest in the applicable wells. We would retain a 25% carried working interest in such a drilling program. As of April 30, 2016, we have begun through Gulf South Securities, Inc. an offering of 20,000,000 restricted shares of common stock for $.26 per share for total proceeds of $5,200,000.

Our operating cash flow is dependent upon many factors, including production levels, sales volume, oil and gas prices and other factors that may be beyond our control. Oil and gas prices decreased substantially from the quarter ended April 30, 2015, to the quarter ended April 30, 2016. During the quarter ended April 30, 2016, oil prices ranged between $25 and $35 per barrel.

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

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Amazing Energy, Inc., which holds our Pecos County leases.  The assets and results of operations of Amazing Energy, Inc. represent substantially all of our consolidated assets and operations at April 30, 2016.

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

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  However, we may begin capitalizing interest in the future. During the three month periods ended April 30, 2016 and 2015, we didn't capitalize any interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. As of April 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was because we did not have sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of financial information, particularly our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. The aforementioned material weakness was identified by our management in connection with the review of our financial statements for the period ended April 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016, that has affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY SECURITIES.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6

10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement.	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/13/15	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 10, 2016.

AMAZING ENERGY OIL AND GAS, CO.

By:	ART SELIGMAN
Art Seligman
Chief Executive Officer

By:	DAN N. DENTON
Dan N. Denton
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement.	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1

14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/13/15	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X