Form 10-K
period 2016-07-31
Amazing Energy Oil & Gas, Co.
filed 2016-11-14
CIK 1375618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2016

Commission File Number 000-52392

Amazing Energy Oil and Gas, Co.
(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2016, based on the last reported trading price of the registrant's common stock on the OTC-Markets was $6,578,682.

At November 11, 2016, 64,824,830 shares of the registrant's common stock were outstanding.

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

Reserve life	This index is calculated by dividing year-end 2016 estimated proved reserves by 2016 production of 5 MMBoe to estimate the number of years of remaining production.

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

Amazing Energy, Inc. (AEI) was formed in 2010 as a Texas corporation and re-domiciled to Nevada in 2011.  The Company owns interests in oil and gas properties located in Texas.  The Company is primarily engaged in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas.  Amazing Energy, LLC was formed in December 2008 as a Texas Limited Liability Company.  In December of 2010, Amazing Energy, Inc. and Amazing Energy, LLC were combined as commonly controlled entities.

The Company is still marginally involved in the gold exploration business through another wholly owned subsidiary; Kisa Gold Mining, Inc.  Kisa controls or has interests in two consolidated claim blocks consisting of 88 Alaska mining claims covering 13,840 acres which comprise the Company's Southwest Kuskokwim project.  The claims consist of exploration properties in Southwest Alaska approximately 90 miles east of the village of Bethel.  Afranex Gold Limited ("Afranex") had originally agreed through an option agreement to purchase all of the outstanding common stock of Kisa for $400,000 on or before December 31, 2015. On November 23, 2015, Amazing and Afranex agreed to extend the option to December 31, 2016, or such later date as agreed upon. The updated option agreement supersedes all previous correspondence and understandings between the parties. Afranex paid a $50,000 non-refundable option fee to Amazing on November 23, 2015, as consideration for extending this option.  A new term sheet and option agreement was formalized and dated on January 31, 2016.  Under the terms of this agreement, Afranex has an exclusive option to acquire either 100% of the issued share capital of Kisa or 100% of Kisa's right, title and interest in the mining permits and associated assets of Kisa. Afranex agrees to pay Amazing, on settlement of the Acquisition, a total of $169,788 settlement cash consideration.

Amazing Energy Oil and Gas, Co. has been in the process since October, 2014, of transitioning from a mineral exploration company to an oil and gas exploration, development and producing company.

The following table shows the wholly owned subsidiaries of Amazing Energy Oil and Gas, Co. engaged in the oil, gas, and mining business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership oil and gas leases

Kisa Gold Mining, Inc.	Alaska	100%	Mining exploration

Gulf South Securities, Inc.	Delaware	100%	SEC/FINRA registered broker/dealer

Jilpetco, Inc.	Texas	100%	Operator and Oilfield services

On July 31, 2016, we completed the acquisition of Gulf South Securities, Inc., a broker-dealer registered with the Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority ("FINRA") and on August 31, 2016, we acquired Jilpetco, Inc., a Texas corporation engaged in the business of operating and providing oilfield services to oil and gas properties.

Any bankruptcy, receivership or similar proceedings

There have been no bankruptcy, receivership or similar proceedings.

OUR BUSINESS

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas.  The Company has leasehold rights within approximately 70,000 acres in Pecos County, Texas as of July 31, 2016.  We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  We are currently developing resource potential from the Queens formation.  Additional drilling targets could include the Greyburg, San Andreas and Devonian zones.

At July 31, 2016, our estimated net proved reserves were 745,190 barrels of oil equivalent ("BOE").  Important characteristics of our proved reserves at July 31, 2016 include:

•	58% oil and 42% gas;
•	58% proved developed;
•	Reserve life of approximately 14.73 years;
•	Non-discounted future net cash flows of $9,787,960;
•	and PV-10 of $7,324,060

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

At July 31, 2016, we owned 22 oil and gas wells in the Permian Basin.  During the fiscal year ended July 31, 2016, we produced 10,978 BOE (Net).  Production for the fiscal year ended July 31, 2015 was 22,976 BOE (Net).

Our Business Strategy

We intend to increase the value of the Company by increasing reserves and production in a cost-efficient manner by pursuing the following strategies:

Continue to drill and develop our shallow drilling play.

We believe that our current acreage position (leasehold rights within approximately 70,000 acres) provides us with the ability to continue to increase reserves and production by drilling shallow, low cost wells with joint venture investors.  Typically, we strive to structure an offering in which participants/investors will "carry" (that is, bear the financial responsibility) for 25% of 8/8ths Working Interests in proportion to their participation in the offering.  A "Carried Working Interest" is defined as a working interest which is expense-free through the stages of drilling, testing and completing a well to first sales or plugging and abandoning a well as a dry hole.  Participants/investors will bear the cost and expenses attributable to the Carried Working Interest of the Company.  The Company typically offers 75% of 8/8ths Working Interest in a drilling offering with a net revenue interest of 75%.  The Carried Working Interest that the Company receives varies on the participation levels for each drilling offering.  For example, if there is full participation, the Company will receive a 25% Carried Working Interest.  The Company is constantly reviewing other potential acreage acquisitions, or other potential alliances with industry partners.

Our Competitive Strengths

•
Given the current relative low price for oil, we believe that we have a competitive advantage over higher risk, high cost, and deeper shale drilling operations.  Most of our current wells are drilled and completed for around $275,000 or less at depths of around 2,000 feet.

•
Our management team has many years of experience in the oil and gas industry throughout Texas.  Also, the Company strives to keep drilling, completion, operating expenses and general overhead to a minimum, while also providing quality services.

Fiscal 2016 Activity

Our fiscal year 2016 activity focused on conventional drilling in the Queens formation in Pecos County, Texas.  We spudded 2 conventional wells and completed 1 well in fiscal 2016, compared to spudding 3 conventional wells and completion of 1 well in fiscal 2015.  We plan to continue to develop the Queens formations in Pecos County, Texas during fiscal 2017.  The rate of drilling wells would depend, to some degree, on oil and gas prices.  Our overall accomplishments in fiscal 2016 include:

•	Completed the acquisition of Gulf South Securities, Inc.
•	Production. Net production for fiscal 2016 totaled 10,978 BOE, compared to 22,976 BOE in fiscal 2015, a 52% decrease. Production for fiscal 2016 was 67% oil and 33% natural gas.

In fiscal 2016, our estimated net proved reserves increased 29.4%, or 169,150 BOE to 745,190 BOE from 576,040 BOE.  Our proved reserves at fiscal year-end 2016 were 59% oil and 41% natural gas, compared to 62% oil and 38% natural gas at year-end 2015.

Plan for Fiscal 2017

For the fiscal year ending July 31, 2017, we plan to raise funds to continue drilling shallow oil and gas wells within the 70,000 acres that we have leasehold rights to in Pecos County in order to develop additional reserves and production.  We anticipate raising such funds through joint ventures working interest holder participation, whereby the company would retain a carried working interest participation because of its existing lease ownership.  In order to keep the leasehold in good standing, we adhere to the Continuous Drilling Clause for each respective lease and meet the requirements found therein.  Capital expenditures and thus drilling activity for fiscal 2017 depend, to a significant extent, on the future market prices for oil.

On April 15, 2016, we entered into an agreement with Jed Miesner, our Chairman, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.  As a result, Jilpetco will become our wholly owned subsidiary corporation.

On August 25, 2016, we announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom.  The parties agreed to allow Jed Miesner to assign certain accounts receivable, and to exclude personal property from the transaction.  In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest.  Jilpetco owns a drilling rig, two workover rigs and other equipment and machinery that provide drilling, completion, workover and lease operational services to the wells that Amazing owns in Pecos County, TX. Owning Jilpetco allows the Company to be fully integrated in the process of planning and implementing the steps that are essential in helping us accomplish our workover, drilling, completion and operational goals.

On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share.  As of July 31, 2016, 699,400 shares had been sold for $181,844.  As of October 31, 2016, the total has been 5,763,098 shares sold for $1,498,405.  The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time.

GSSI during Fiscal 2017 will be a managing broker dealer to raise drilling capital through oil and gas limited partnerships private placement (PPM) offerings.

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

For the fiscal year ended July 31, 2016, sales to Sunoco, Inc. and to Trans-Pecos Natural Gas Company, LLC accounted for approximately 89% and 11%, respectively, of our total sales of oil and gas.

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

Compliance

We believe that we are in compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations.  We did not incur any material capital expenditures for remediation or pollution control activities for the year ended July 31, 2016.  In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during fiscal 2017.  However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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

Employees

As of July 31, 2016, we had 9 full-time employees.  We regularly use independent contractors and consultants to perform various drilling and other services.  None of our employees are represented by a labor union or covered by any collective bargaining agreement.

Insurance Matters

We are not insured fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive.  A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.                        PROPERTIES – TEXAS OIL AND GAS.

Pecos County, Texas – The Company has leasehold rights within approximately 70,000 gross acres in Pecos County, Texas, which lies within the Permian Basin.  The property is located in the Northeast region of the County.  The Pecos leasehold is positioned west of the Yates Field (Approximately 1.6 Billion BO produced) and east of the Taylor Link Field (Approximately 15 million BO produced).  Our leasehold also lies within the White & Baker Field (Approximately 5 million BO produced) and portions of the Walker Field (Approximately 10 million BO produced).  The Pecos leasehold is comprised of multiple leases.  Our acreage position in the Permian Basin is characterized by several commercial hydrocarbon formations which begin around 1,300 ft. down to around 10,000 ft.  The formations in the area include the Yates, Seven Rivers, Greyburg, Queens (Upper and Lower), San Adreas, Strawn, Devonian and Ellenburger.  The Company began drilling operations in October 2010 to target the Greyburg and Queens formation.  Since then the Company has drilled 22 wells throughout the property of which 16 wells are producing intermittently and 6 wells are shut-in.  All the wells that the Company has drilled have been to a depth of approximately 2,000 ft.

The following table summarizes our estimated proved oil and gas reserves for the fiscal years ended July 31, 2016, 2015 and 2014.

	Proved Reserves (BOE) July 31,
	2016	2015	2014
Proved developed	429,387	457,852	329,785
Proved undeveloped	315,803	118,188	125,590
Total	745,190	576,040	455,375

Percent of total proved resources	100%	100%	100%

Proved oil and gas reserves

The following table sets forth information regarding our estimated proved reserves as of July 31, 2016.  See Note 16 to our consolidated financial statements in this report for additional information.

Summary of oil and gas reserves as of July 31, 2016

	Proved Reserves
	Oil (Bbl)	Natural Gas (Mcf)	Total (BOE)	Percent (%)	PV-10
Proved developed	242,640	1,120,480	429,387	58%	$4,072,590
Proved undeveloped	194,340	728,780	315,803	42%	$3,251,470
Total proved reserves	436,980	1,849,260	745,190	100%	$7,324,060

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

The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at July 31, 2016:

July 31, 2016
PV-10	$7,324,060
Present value of future income tax discounted at 10%	(2,695,183)
Standardized measure of discounted future net cash flows	$4,628,877

Proved Undeveloped Reserves

As of July 31, 2016, we had 315,803 BOE of undeveloped ("PUD") reserves, which is an increase of 197,615 BOE, compared with 118,188 BOE of PUD reserves at July 31, 2015.

Preparation of Proved Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007)" promulgated by the Society of Petroleum Engineers ("SPE standards").  Our proved reserves are estimated at the property level and compiled for reporting purposes by our corporate reservoir engineering staff, all of whom are independent of our operations team.  We maintain our internal evaluations of our reserves in a secure reserve engineering database.  The corporate reservoir engineering staff interacts with Company Management and with accounting employees to obtain the necessary data for the reserves estimation process.  Our Management staff works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process.  All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers.  In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria.  We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves.  For the years ended July 31, 2016, and July 31, 2015, we engaged Mire & Associates, Inc., an independent petroleum engineer, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties.

Oil and Gas Production, and Prices

The following table sets forth summary information regarding net oil and gas production for the last three fiscal years.  We determined the BOE using the ratio of six MCF of natural gas to one BOE.

	Years Ended July 31,
	2016	2015	2014
Production (NET)
Oil (Bbls)	7,396	12,127	11,631
Gas (MCF)	21,492	65,096	98,915
Total BOE	10,978	22,976	28,117
Total average barrels of oil per day	30	63	77

Average prices
Oil (Bbls)	$36.49	$57.06	$93.57
Gas (Mcf)	$2.03	$2.09	$3.50
Total per BOE	$36.83	$57.41	$94.15

Drilling Activity – Past Three Years

The following table sets forth information on our drilling activity for the last three fiscal years.  The information should not be considered indicative of future performance nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value.

	Years Ended July 31,
	2016	2015	2014
Development wells:
Productive	3	2	2
Dry	-	-	0

The following table sets forth the wells, working interest percentage, and status of all the wells that the Company owned at the fiscal year end July 31, 2016:

Well Name	Working Interest	Status
WWJD 1	100.00%	Shut in: Awaiting re-frac
WWJD 4	100.00%	Producing well
WWJD 5	100.00%	Producing well
WWJD 6	100.00%	Shut in: Awaiting re-frac
WWJD 7	100.00%	Shut in: Awaiting re-frac
WWJD 8	100.00%	Producing well
WWJD 9	100.00%	Producing well
WWJD 10	100.00%	Shut in: Awaiting re-frac
WWJD 11	100.00%	Producing well
WWJD 12	100.00%	Producing well
WWJD 13	40.00%	Producing well
WWJD 14	40.00%	Producing well
WWJD 15	40.00%	Producing well
WWJD 16	100.00%	Shut in: Awaiting frac
WWJD 21	100.00%	Shut in: Awaiting frac
WWJD B-1	49.50%	Producing well
WWJD B-2	49.50%	Producing well
WWJD B-3	49.50%	Producing well
WWJD C-1	50.00%	Producing well
WWJD C-2	50.00%	Producing well
WWJD C-3	50.00%	Producing well
WWJD C-4	50.00%	Producing well

		Producing wells 16
		Shut-in wells 6
		Total wells 22

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

Prior to October 7, 2014, the Company had owned a total of 274 claims totaling 42,280 acres with a carrying value of $11,373.  On October 1, 2014, the Company made the decision to abandon all of our Alaska claims except our Luna and Kisa claims.  The Company abandoned a total of 186 claims covering 28,440 acres with a carrying value of $8,059.  This write-off was recorded on October 1, 2014 prior to the change of control agreement.  The net balance sheet carrying value of the mineral properties as of July 31, 2016 and 2015 is $3,314.

Afranex Option Agreement

Afranex Gold Limited ("Afranex") had originally agreed through an option agreement to purchase all of the outstanding common stock of Kisa for $400,000 on or before December 31, 2015. On November 23, 2015, Amazing and Afranex agreed to extend the option to December 31, 2016, or such later date as agreed upon. The updated option agreement supersedes all previous correspondence and understandings between the parties. Afranex paid a $50,000 non-refundable option fee to Amazing on November 23, 2015, as consideration for extending this option.  A new term sheet and option agreement was formalized and dated on January 31, 2016.  Under the terms of this agreement, Afranex has an exclusive option to acquire either 100% of the issued share capital of Kisa or 100% of Kisa's right, title and interest in the mining permits and associated assets of Kisa. Afranex agrees to pay Amazing, on settlement of the Acquisition, a total of $169,788 settlement cash consideration.

ITEM 3.                        LEGAL PROCEEDINGS.

As of July 31, 2016, the Company was not a party to any litigation.

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock trades under the category OTCQX on the OTC Markets system.  The Company's trading symbol is "AMAZ".

The Company changed its name from Gold Crest Mines, Inc. to Amazing Energy Oil and Gas, Co. and its trading symbol from "GCMN" to "AMAZ" on January 21, 2015.  The Company also underwent a 40 to 1 reverse stock split.  The following stock quotations reflect the reverse stock split.  The Company also changed its fiscal year end in conjunction with the reverse acquisition from December 31st to July 31st.  All quarters presented below reflect the fiscal year change to July 31st.

The following table sets forth for our common stock, the high and low closing bid quotations per share, taken from the Internet, for our common stock for each quarter for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Per Share
	High Bid	Low Bid

Fiscal Year Ending July 31, 2016
First quarter	$1.07	$0.29
Second quarter	0.35	0.30
Third quarter	0.51	0.30
Fourth quarter	1.06	0.30
Fiscal Year Ending July 31, 2015
First quarter	$1.40	$0.52
Second quarter	1.99	0.80
Third quarter	2.80	0.88
Fourth quarter	1.34	0.90

Shareholders

As of July 31, 2016, there were approximately 741 shareholders of record of the Company's common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

Dividend Policy

The Company has never paid any dividends and does not anticipate the payment of dividends in the foreseeable future.

Transfer Agent

The transfer agent for the Company's common stock is Columbia Stock Transfer Company, 1869 East Seltice Way, Suite 292, Post Falls, Idaho, 83854.

Stockholders' Equity and Equity Transactions

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

During the year ended July 31, 2016, the Company had the following equity transactions:

Preferred shares issued for debt and interest - On July 31, 2016, the Company issued 9,000 shares of Preferred Series A stock with par value of $0.01 per share.  These shares were issued to Jed Miesner, the Company's controlling shareholder, in exchange for cancellation of $900,000 of related party interest payable in the amount of $612,697 and debt payable to JLM Strategic Investments, LP in the amount of $287,303. The stated issue price is at $100 per share.  Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote. Holders of the Series A Preferred Stock will not be entitled to receive a dividend. Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $900,000 at July 31, 2016 shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock. On the fifth anniversary of the acquisition of GSSI, any shares of the Series A Preferred Stock outstanding will be convertible, at the discretion of the holder, for a period of three years, into common stock purchase warrants of the Company with an exercise price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series A Preferred Stock outstanding.

Shares Issued for services– On November 20, 2015 and January 27, 2016, 50,000 shares of common stock were issued to Delany Equity Group, LLC valued at $0.30 per share, the fair value of the Company's common stock on the date of issuance, totaling $15,000 for financial consulting services.  On June 27, 2016, 250,000 shares of common stock were issued to Delany Equity Group, LLC and 25,000 shares were issued to Irwin Renneisen valued at $0.34 per share, the fair value of the Company's common stock on the date of issuance, totaling $93,500 for cost of acquisition of the GSSI.

Shares Issued for cash – On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share.  As of July 31, 2016, 699,400 shares had been sold for $181,844.  As of October 31, 2016, the total has been 5,763,098 shares sold for $1,498,405.  The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time.

Shares Issued for acquisition of GSSI – On July 31, 2016, we issued 5,373,528 restricted shares of our common stock and 2,674,576 stock purchase warrants to Gulf South Holding, Inc. (GSHI) and others in consideration of GSHI transferring to us 100,000 shares of common stock of Gulf South Securities, Inc. (GSSI) which constitutes all of the issued and outstanding shares of common stock of GSSI.

As part of the acquisition of GSSI effective July 31, 2016, the Company issued 50,000 shares of Preferred Series B stock with par value of $0.01 per share.  These preferred shares were issued to Bories Capital, LLC, owned by Robert Bories, an officer of the Company as of July 31, 2016.  Robert Bories is an officer of GSHI and Bories Capital, LLC has released its security interest in the common stock of GSSI. The Series B Preferred Stock has no voting rights other than to be voted when required by Nevada law.  Holders of the Series B Preferred Stock will not be entitled to receive a dividend. Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $5,000,000 at July 31, 2016 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock.  Holders of the Company's Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a liquidation event.  On the fifth anniversary of the acquisition of GSSI, any shares of the Series B Preferred Stock outstanding will be convertible, at the discretion of the holder, for a period of three years, into common stock purchase warrants of the Company with an exercise price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series B Preferred Stock outstanding.

For each new oil and gas well drilled by the Company with funds raised or delivered due to the efforts of the former GSHI officers, now Company officers, the Company will pay Miesner $10,000 in exchange for 100 shares of Series A Preferred Stock and Bories $10,000 in exchange for 100 shares of Series B Preferred Stock.  In the event that the Company drills wells for its own account the Board of Directors of the Company will decide if such wells qualify for the aforementioned redemption.  The Company will promptly cancel any Series A or B Preferred Stock purchased.

ITEM 6.                        SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of July 31, 2016, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Safe Harbor Provision

This Management's Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: "believe," "expect," "plan," "estimate," "anticipate," "intend," "project," "will," "predicts," "seeks," "may," "would," "could," "potential," "continue," "ongoing," "should," and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K.  These forward-looking statements are subject to certain risks or uncertainties that could cause actual results to differ materially from historical results or from our predictions.  We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

Amazing Energy Oil and Gas Co. is an independent energy company focused on the exploration, development and production of oil and gas in Pecos County, Texas where we have leasehold rights within approximately 70,000 acres as of July 31, 2016.  We believe that over concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our leases.

Our near-term success depends primarily on attracting developmental capital in order to continue to drill, develop reserves and increase production within the leased acreage that we currently control.  We are also open to acquiring oil and gas producing properties that would be accretive to our shareholders.

We have been operating at a net loss situation.  Given the recent decline in oil prices, and the inherent expenses of running a public company in the oil and gas industry, it is uncertain if and when we may achieve profitable operations as a small company.

The Company is marginally involved in the gold exploration business through a wholly owned subsidiary; Kisa Gold Mining, Inc.  Afranex Gold Limited ("Afranex") had originally agreed through an option agreement to purchase all of the outstanding common stock of Kisa for $400,000 on or before December 31, 2015. On November 23, 2015, Amazing and Afranex agreed to extend the option to December 31, 2016, or such later date as agreed upon. The updated option agreement supersedes all previous correspondence and understandings between the parties. Afranex paid a $50,000 non-refundable option fee to Amazing on November 23, 2015, as consideration for extending this option.  A new term sheet and option agreement was formalized and dated on January 31, 2016.  Under the terms of this agreement, Afranex has an exclusive option to acquire either 100% of the issued share capital of Kisa or 100% of Kisa's right, title and interest in the mining permits and associated assets of Kisa. Afranex agrees to pay Amazing, on settlement of the Acquisition, a total of $169,788 settlement cash consideration.  If this occurs when scheduled, the Company would have completed its exit strategy from a gold exploration company to an oil and gas company.

Fiscal 2016 Activity

Our fiscal year 2016 activity focused on conventional drilling in the Queens formation in Pecos County, Texas.  We spudded 2 conventional wells and completed 1 well in fiscal 2016, compared to spudding 3 conventional wells and completion of 1 well in fiscal 2015.  We plan to continue to develop the Queens formations in Pecos County, Texas during fiscal 2017.  The rate of drilling wells would depend, to some degree, on oil and gas prices.  Our overall accomplishments in fiscal 2016 include:

•	Completed the acquisition of Gulf South Securities, Inc.
•	Production. Net production for fiscal 2016 totaled 10,978 BOE, compared to 22,976 BOE in fiscal 2015, a 52% decrease. Production for fiscal 2016 was 67% oil and 33% natural gas.

Reserve growth. In fiscal 2016, our estimated net proved reserves increased 29.4%, or 169,150 BOE to 745,190 BOE from 576,040 BOE.  Our proved reserves at fiscal year-end 2016 were 59% oil and 41% natural gas, compared to 62% oil and 38% natural gas at year-end 2015.

Plan for Fiscal 2017

During the fiscal year ending July 31, 2017, the Company plans to raise funds to continue drilling shallow oil and gas wells within the 70,000 acres that it has leasehold rights to in Pecos County in order to develop additional reserves and production.  We anticipate raising such funds through joint ventures working interest holder participation, whereby the company would retain a carried working interest participation because of its existing lease ownership.  In order to keep the leasehold in good standing, the Company adheres to the Continuous Drilling Clause for each respective lease and meets the requirements found therein.  Capital expenditures and thus drilling activity for fiscal 2017 depend, to a significant extent, on the future market prices for oil. The Company also plans to workover existing wells to boost production. The workovers will consist of fracing or re-fracing wells with new frac techniques. Some workovers will consist of performing acid jobs to existing wellbores in an effort to boost production which is being affected by down-hole blockage. The Company also plans to put electrical infrastructure in certain areas of the field where certain wells do not have electricity. The electricity will allow us to run electric motors on pumping units which will allow us to produce the wells more efficiently and to help maintain and boost production rates.

On April 15, 2016, we entered into an agreement with Jed Miesner, our Chairman, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.  As a result, Jilpetco will become our wholly owned subsidiary corporation.

On August 25, 2016, we announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom.  The parties agreed to allow Jed Miesner to assign certain accounts receivable, and to exclude personal property from the transaction.  In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest.  Jilpetco owns a drilling rig, two workover rigs and other equipment and machinery that provide drilling, completion, workover and lease operational services to the wells that Amazing owns in Pecos County, TX. Owning Jilpetco allows the Company to be fully integrated in the process of planning and implementing the steps that are essential in helping us accomplish our workover, drilling, completion and operational goals.

On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share.  As of July 31, 2016, 699,400 shares had been sold for $181,844.  As of October 31, 2016, the total has been 5,763,098 shares sold for $1,498,405.  The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time.

GSSI during Fiscal 2017 will be a managing broker dealer to raise drilling capital through oil and gas limited partnerships private placement (PPM) offerings.

RESULTS OF OPERATIONS – FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Our oil and gas revenue decreased from $781,133 for the year ended July 31, 2015 to $250,476 for the year ended July 31, 2016, which was a decrease of $530,657.  Multiple factors contributed to the production decrease for the comparable yearly periods which include the natural decline of the production reservoirs and budgetary cuts made to lease operating expenditures. The most significant factor contributing to the production decrease was the lack of gas sales due to the gas gathering system that we deliver our gas into being shut-in since late January 2016.  With no market for the evacuation of the natural gas, our oil production was curtailed.   We received notification in February 2016 that the Trans-Pecos gathering system with downstream delivery into the Regency (Energy Transfer) Coyanosa Facilities was shut-in until further notice due to the sulphur recovery plant being down. The Trans-Pecos system is operated by Pioneer Gas Pipeline, Inc. which is the company that buys our gas. The Trans-Pecos system resumed operations on August 26, 2016.   A second reason for the decrease in oil and gas revenue was a substantial drop in the price of oil, and to a somewhat lesser extent, a drop in the price of gas.  Average prices for a barrel of oil that the company received in fiscal 2015 was $57.06, compared to an average price of $36.49 in fiscal 2016.  The average prices that the company received for natural gas also decreased from $2.09 per MCF in fiscal 2015 to $2.03 per MCF in fiscal 2016.  Sales of oil decreased from 12,127 barrels of oil in fiscal 2015 to 7,396 barrels of oil in fiscal 2016 for a decrease of 4,731 barrels.  Natural gas sales decreased from 65,096 MCF in fiscal 2015 to 21,492MCF in fiscal 2016 for a decrease of 43,604 MCF.  If the sales of oil and gas are combined into BOE per day, the daily BOE decreased from 63 BOE in fiscal 2015 to 30 BOE in fiscal 2016.

As of July 31, 2016, the company's oil and gas production was generated from twenty-two wells with its working interest ownership ranging from 40% to 100%.  Following is a summary of the ownership percentage in these twenty-two producing wells:

Number of Producing Wells
Wells with 100% working interest ownership	12
Wells with 50% working interest ownership	4
Wells with 49.5% working interest ownership	3
Wells with 40% working interest ownership	3
Total producing wells	22

Lease operating expenses decreased from $683,889 in fiscal 2015 to $529,502 in fiscal 2016, which is a decrease of $154,387.  A major component of this decrease was a decrease in field services being performed due to budgetary cuts in lease operational services.

Selling, general and administrative costs decreased from $694,423 incurred in fiscal 2015 compared to $478,006 in fiscal 2016, which is a decrease of $216,417.  Within this category, stock based compensation decreased from $182,074 in fiscal 2015 to $0 in fiscal 2016.

Depletion expense decreased from $306,145 in fiscal 2015 to $124,959 in fiscal 2016.  The reasons for this decrease resulted from the following:
•	An increase in the depleted base of $7,810,958 as of July 31, 2015 to $8,482,271 as of July 31, 2016.
•	The percentage of depletion rate decreased from 4% as of fiscal 2015 to 1.47% as of fiscal 2016.
•	The average price of oil and gas that was used in the reserve report calculations decreased as follows:

Fiscal Year Ended July 31,	Average Price of Oil Per Barrel	Average Price of Gas per Mcf
2015	$67.65	$3.25
2016	$42.46	$2.25

During fiscal 2015, there was a onetime charge of $13,921,168 under the caption of "Loss on modification of related party notes payable."  This charge occurred because the board of directors approved a modification to Jed Miesner's $3,368,473 related party (Jed is the former President and CEO of the company) note payable.  The modification gave Mr. Miesner the option to convert the note to common stock of Amazing Energy, Inc. (the subsidiary corporation) under the same conditions that common stock was sold to private placement shareholders ($0.60 per share in October of 2014).  Mr. Miesner also has the option to convert those shares to the public parent corporation (Amazing Energy Oil and Gas, Co.) at the same rate that other shareholders converted their shares during fiscal 2015.  The trading price of the stock of Amazing Energy Oil and Gas, Co. on the date to the approval of this conversion was $1.00 per share.  Mr. Miesner cannot exercise this conversion feature until February 1, 2017.  In connection with the modification, Mr. Miesner agreed to waive default under the terms of the notes and line of credit so long as principal and accrued interest are paid on or before December 31, 2030.

The $1,432,017 in preferred dividends paid to shareholders included both past accrued dividends and current dividends that are due to five classes of preferred shareholders of Amazing Energy, Inc.  Once these dividends were paid and Amazing Energy, Inc. entered into "a change in control agreement" with Gold Crest Mines, Inc. (now known as Amazing Energy Oil and Gas, Co.), then these shares of preferred stock were converted into common stock of Amazing Energy, Inc. at the election of that company.

Due to the volatile nature of our business, we expect that revenues, as well as the related variable expenses, will continue to fluctuate fairly substantially quarter–to–quarter and year–to–year.  The negative impact of lower crude oil prices on our revenues has been substantial for the year ended July 31, 2016.  Our average price on a BOE basis for oil and gas decreased from $57.41 in fiscal 2015 to $36.83 in fiscal 2016, which was a decrease of $20.58.  Production expenses will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells.  Our goal is to improve cash flow in order to cover operating costs and expenses by attracting additional working interest partners to fund our drilling program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financial resource is our leasehold rights within approximately 70,000 acre position in Pecos County, TX and the related oil and gas reserves.  Our ability to develop our leasehold position is dependent upon investor groups willing to deploy the requisite capital with us.  Our plans are to continue to attract drilling and completion funds whereby the investor earns a 75% working interest participation and our company retains a 25% "carried working interest" participation.  The ability to attract such capital is dependent upon, among other economic factors, the prices for oil and gas, and the continued favorable income tax treatment that passes through to working interest participants.

The changes in our capital resources are set forth in the table below:

	July 31, 2016	July 31, 2015	Increase (Decrease)	% Change
Cash	$171,265	$97,531	$73,734	76%
Current assets	246,151	227,739	18,412	8%
Total assets	6,537,610	6,414,577	123,033	2%
Current liabilities	1,379,017	1,281,281	97,736	7%
Total liabilities	4,374,150	4,370,994	3,156	0%
Working capital	$(1,132,866)	$(1,053,542)	$(79,324)	(8%)

Our working capital decreased by $79,324 from July 31, 2015 to July 31, 2016.  The primary reasons for this decrease are as follows:

1)	Cash increased by $73,734
2)	Oil and gas receivables decreased by $71,820
3)	Related party payables increased by $777,667
4)	Interest payable, related party decreased by $343,219
5)	Current portion of convertible debt, related party decreased by $189,508

We intend on improving our working capital position by reworking some of our existing wells and continuing to attract investor capital in order to drill additional wells by July 31, 2017.

Our business is very capital intensive and we are dependent on raising the requisite drilling capital through various investors.  In turn, these capital raises are highly dependent upon the prices of oil and gas.  There is no assurance that we will be able to raise sufficient drilling funds, and therefore, there is no assurance that we will be able to achieve profitability.

CASH FLOWS

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	July 31, 2016	July 31, 2015	Increase (Decrease)

Net cash provided by (used in) operating activities	$137,309	$(154,893)	$292,202
Net cash (used in) investing activities	$(277,669)	$(247,238)	$(30,431)
Net cash provided by financing activities	$214,094	$65,043	$149,051

CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES

Cash flow from operating activities is derived from the production of out oil and gas production and sales, plus changes in the balances of non-cash accounts, receivables, payables, or other account balances.  For the year ended July 31, 2016, cash provided by operating activities was $137,309 in comparison to cash used by operating activities in the amount of $154,893 for the year ended July 31, 2015.  This increase in cash used by operating activities of $292,202 was primarily due to an increase in accounts payable, related party.

CASH FLOW (USED IN) INVESTING ACTIVITIES

Cash flow from investing activities is primarily derived from changes in oil and gas properties.  The capitalized cost of cash invested in oil and gas properties decreased from $369,198 in fiscal 2015 to $276,769 in fiscal 2016, which was a decrease of $92,429.

CASH FLOW PROVIDED BY FINANCIAL ACTIVITIES

Cash flow from financing activities is derived from changes in long-term liability account balances or in equity account balances excluding retained earnings (accumulated deficit).  Net cash flow provided by financing activities was $65,043 for fiscal 2015, compared to $214,094 for fiscal 2016.  The primary financing activities were the generation of $181,844 in cash by the sale of common stock.

OIL AND GAS RESERVES

The company's total net proved developed and undeveloped oil and gas reserves and related values are summarized in the following table:

	Net Reserves		Cash Flows
	Oil (BO)	Gas (Mcf)	Non Discounted	Discounted at 10%
As of July 31, 2015	357,290	1,312,500	$17,568,310	$12,635,730
As of July 31, 2016	436,980	1,849,260	$9,787,960	$7,324,060

Even though the quantities of the oil and gas reserves have increased from July 31, 2015 to July 31, 2016, the projected cash flows have decreased because the prices for the analysis as of July 31, 2015 were based upon oil at $67.65 per barrel and gas at $3.25 per MMBTU and the reserve analysis was based on oil prices at $42.46 per barrel and gas at $2.25 per MMBTU at July 31, 2016.

CHANGES IN FINANCIAL CONDITION

As of July 31, 2016, our total assets were $6,537,610 compared to total assets of $6,414,577 as of July 31, 2015, for an increase of $123,033.  This increase is due from an increase in oil and gas properties of $113,771 and current assets of $18,412.

At July 31, 2016, total liabilities were $4,374,150, an increase of $3,156 in comparison to $4,370,994 at July 31, 2015.  Long-term debt remained fairly stable; however most of the increase in total liabilities was attributable to the increase in current liabilities.

Our common stock increased from 53,441,528 outstanding shares as of July 31, 2015 to 59,839,456 outstanding shares at July 31, 2016.  The primary reason for this increase in the number of outstanding shares of common stock was the acquisition of GSSI.

The accumulated deficit increased from $18,490,545 as of July 31, 2015 to $25,535,926 as of July 31, 2016.  The main increase came from the one-time charge of impairment of goodwill on the acquisition of GSSI of $5,975,836.

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

MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONERN

The company completed a reverse merger reorganization and recapitalization process during the fiscal year ended July 31, 2015.  This process started on October 7, 2014 and was completed on July 27, 2015.  During this time frame, the company drilled three new commercial wells (the WWJD #13, 14 and 15.)  The WWJD15 was actually completed subsequent to the fiscal year ended July 31, 2015.

Our fiscal year 2016 activity focused on conventional drilling in the Queens formation in Pecos County, Texas.  We spudded 2 conventional wells and completed 1 well in fiscal 2016, compared to spudding 3 conventional wells and completion of 1 well in fiscal 2015.  We plan to continue to develop the Queens formations in Pecos County, Texas during fiscal 2017.  The rate of drilling wells would depend, to some degree, on oil and gas prices.  Our overall accomplishments in fiscal 2016 include:

•	Completed the acquisition of Gulf South Securities, Inc.
•	Production. Net production for fiscal 2016 totaled 10,978 BOE, compared to 22,976 BOE in fiscal 2015, a 52% decrease. Production for fiscal 2016 was 67% oil and 33% natural gas.

During the fiscal year ending July 31, 2017, the Company plans to raise funds to continue drilling shallow oil and gas wells within the 70,000 acres that it has leasehold rights to in Pecos County in order to develop additional reserves and production.  We anticipate raising such funds through joint ventures working interest holder participation, whereby the company would retain a carried working interest participation because of its existing lease ownership.    Capital expenditures and thus drilling activity for fiscal 2017 depend, to a significant extent, on the future market prices for oil.

On April 15, 2016, we entered into an agreement with Jed Miesner, our Chairman, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.  As a result, Jilpetco will become our wholly owned subsidiary corporation.

On August 25, 2016, we announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom.  The parties agreed to allow Jed Miesner to assign certain accounts receivable, and to exclude personal property from the transaction.  In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest.  Jilpetco owns a drilling rig, two workover rigs and other equipment and machinery that provide drilling, completion, workover and lease operational services to the wells that Amazing owns in Pecos County, TX. Owning Jilpetco allows the Company to be fully integrated in the process of planning and implementing the steps that are essential in helping us accomplish our workover, drilling, completion and operational goals.

On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share.  As of July 31, 2016, 699,400 shares had been sold for $181,844.  As of October 31, 2016, the total has been 5,763,098 shares sold for $1,498,405.  The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time.

GSSI during Fiscal 2017 will be a managing broker dealer to raise drilling capital through oil and gas limited partnerships private placement (PPM) offerings.

We plan on continuing to raise capital by the sale of common stock for cash and to raise drilling funds for drilling of our Pecos County acreage through drilling partnerships.

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

For the years ended July 31, 2016 and 2015, we engaged Mire & Associates, Inc., independent petroleum engineers, to prepare independent estimates of the extent and value of our reported proved reserves in accordance with rules and guidelines established by the Securities and Exchange Commission.

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

As of July 31, 2016, we did not have any relationships with the unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amazing Energy Oil and Gas, Co.

We have audited the accompanying consolidated balance sheets of Amazing Energy Oil and Gas, Co. ("the Company") as of July 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amazing Energy Oil and Gas, Co. as of July 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DeCoria, Maichel & Teague P.S.
DeCoria, Maichel & Teague P.S.

Spokane, Washington
November 10, 2016

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171,265	$97,531
Prepaid expenses	35,028	18,530
Oil and gas receivables, related party	39,858	111,678
Total current assets	246,151	227,739

Property, plant, and equipment, net of accumulated depreciation of $18,236 and $12,399, respectively	19,314	25,150
Mineral property	-	3,314
OIL AND GAS PROPERTIES, Full Cost Method
Evaluated properties, net of accumulated depletion of $997,986 and $873,027 respectively	6,245,523	6,131,752

Other assets	26,622	26,622

Total Assets	$6,537,610	$6,414,577

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,090	$38,449
Accounts payable, related party	981,606	203,939
Accrued liabilities	20,815	76,447
Interest payable, related party	-	343,219
Current portion of convertible debt, related party	329,506	519,014
Loan and deposit from Afranex	-	100,213
Total current liabilities	1,379,017	1,281,281
LONG TERM LIABILITIES:
Asset retirement obligation	211,218	240,254
Common stock payable	32,250	-
Long-term convertible debt, related party	2,751,665	2,849,459
Total long-term liabilities	2,995,133	3,089,713
Total Liabilities	4,374,150	4,370,994
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Preferred Stock, $0.01 par value, 9,000 and 0 shares issued and outstanding, $900,000 liquidation preference	90	-
Series B Preferred Stock, $0.01 par value, 50,000 and 0 shares issued and outstanding, $5,000,000 liquidation preference	500	-
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 59,839,456 and 53,441,528 issued and outstanding	59,840	53,442
Additional paid-in capital	27,638,956	20,480,686
Accumulated deficit	(25,535,926)	(18,490,545)
	2,163,460	2,043,583
Total Liabilities and Stockholders' Equity	$6,537,610	$6,414,577

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2016	2015
REVENUES:
Oil and gas sales	$250,476	$781,133

OPERATING COSTS AND EXPENSES:
Lease operating expenses	529,502	683,889
Selling, general, and administrative costs	478,006	694,423
Depreciation expense	5,837	22,283
Depletion expense	124,959	306,145
Accretion expense	12,854	11,596
Gain on mineral property	(100,772)	(5,192)
Total operating costs and expenses	1,050,386	1,713,144

LOSS FROM OPERATIONS	(799,910)	(932,011)

OTHER INCOME (EXPENSE):

Interest income	87	218
Loss on modification of related party notes payable	-	(13,921,168)
Impairment of goodwill	(5,975,836)	-
Interest expense, related party	(269,722)	(231,031)
Total other income (expense)	(6,245,471)	(14,151,981)

NET LOSS	(7,045,381)	(15,083,992)

NET LOSS - NON-CONTROLLING INTEREST	-	(6,157,632)

NET LOSS - AMAZING ENERGY OIL AND GAS, CO.	(7,045,381)	(8,926,360)

PREFERRED DIVIDENDS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO.	-	(834,697)

DEEMED CAPITAL CONTRIBUTION ON THE EXCHANGE OF RELATED PARTY DEBT AND INTEREST FOR PREFERRED STOCK	454,265	-

NET LOSS ATTRIBUTABLE TO AMAZING ENERGY OIL AND GAS, CO. COMMON STOCKHOLDERS	$(6,591,116)	$(9,761,057)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.12)	$(0.56)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	53,705,068	17,509,962

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended July 31, 2015 and 2016

	Preferred Stock		Common Stock		Treasury	Non-Controlling	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Stock	Interest	Capital	Deficit	Total

BALANCES, July 31, 2014	4,987,027	$49,870	10,249,088	$10,249	$(90,998)	$-	$6,467,291	$(3,406,553)	$3,029,859

Common shares issued for cash	-	-	1,874,895	1,875	-	-	1,493,860	-	1,495,735
Share based compensation	-	-	93,745	94	-	-	74,906	-	75,000
Conversion of preferred stock	(4,972,027)	(49,720)	4,288,544	4,289	-	-	45,431	-	-
Preferred shares repurchased	(15,000)	(150)	-	-	(21,850)	-	-	-	(22,000)
Dividends paid on preferred stock	-	-	-	-	-	-	(1,432,017)	-	(1,432,017)
Recapitalization	79,755	80	2,666,396	2,666	112,848	-	(246,369)	-	(130,775)
Non-controlling interest resulting from recapitalization	-	-	(6,885,059)	(6,885)		1,286,531	(2,774,018)	1,494,372	-
Subsidiary shares issued for cash						9,744	13,581		23,325
Conversion of preferred stock	(79,755)	(80)	19,938,750	19,939	-	-	(19,859)	-	-
Share based compensation						69,775	97,505		167,280
Conversion option on modification of debt	-	-	-	-	-	5,806,767	8,114,401	-	13,921,168
Subsidiary shares exchanged for shares of common stock	-	-	21,215,169	21,215	-	(7,172,817)	8,645,974	(1,494,372)	-

Net loss	-	-	-	-	-	-	-	(15,083,992)	(15,083,992)

BALANCES, July 31, 2015	-	$-	53,441,528	$53,442	$-	$-	$20,480,686	$(18,490,545)	$2,043,583

Common shares issued for services	-	-	50,000	50	-	-	14,950	-	15,000
Common shares issued for acquisition of Gulf South Securities, Inc. ("GSSI")	-	-	5,373,528	5,374	-	-	2,434,209	-	2,439,583
Warrants issued for acquisition of GSSI	-	-	-	-	-	-	1,058,528	-	1,058,528
Common shares issued for cost of acquisition of GSSI	-	-	275,000	275	-	-	93,225	-	93,500
Preferred series B shares issued for acquisition of GSSI	50,000	500	-	-	-	-	2,476,303	-	2,476,803
Preferred series A shares issued for conversion of debt and interest	9,000	90	-	-	-	-	445,645	-	445,735
Deemed capital contribution on the exchange of related party debt and interest	-	-	-	-	-	-	454,265	-	454,265
Common shares issued for cash	-	-	699,400	699	-	-	181,145	-	181,844

Net loss	-	-	-	-	-	-	-	(7,045,381)	(7,045,381)

BALANCES, July 31, 2016	59,000	$590	59,839,456	$59,840	$-	$-	$27,638,956	$(25,535,926)	$2,163,460

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,045,381)	$(15,083,992)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock based compensation expense	108,500	242,280
Gain from mineral property	(100,772)	(5,192)
Depreciation expense	5,837	22,283
Depletion expense	124,959	306,145
Accretion expense	12,854	11,596
Loss on modification of related party notes payable	-	13,921,168
Impairment of goodwill	5,975,836	-

Changes in operating assets and liabilities, net of business acquired:
Oil and gas receivables, related party	71,820	122,920
Prepaid expenses and other current assets	(16,498)	(18,530)
Accounts payable	8,642	14,429
Accounts payable, related party	777,667	58,763
Accrued liabilities	(55,632)	22,277
Interest payable, related party	269,478	230,960
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	137,309	(154,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and gas properties	-	66,777
Purchase of property and equipment	-	(1,325)
Proceeds from the sale of property and equipment	-	19,000
Net cash acquired (advanced) in acquisition of companies	(900)	37,508
Purchase of oil and gas properties	(276,769)	(369,198)
NET CASH (USED IN) INVESTING ACTIVITIES	(277,669)	(247,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock payable	32,250	-
Proceeds from sale of common stock, net of issuance costs	181,844	1,519,060
Purchase of treasury shares	-	(22,000)
Preferred stock dividends paid	-	(1,432,017)
NET CASH PROVIDED BY FINANCING ACTIVITIES	214,094	65,043

NET INCREASE (DECREASE) IN CASH	73,734	(337,088)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	97,531	434,619
CASH AND CASH EQUIVALENTS AT END OF YEAR	$171,265	$97,531

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Mineral property acquired in reverse acquisition	-	$3,314
Liabilities acquired in reverse acquisition	-	171,597
Subsidiary shares exchanged for common stock	-	21,215
Conversion of preferred stock	-	4,289
Preferred series A shares issued for conversion of debt and accrued interest (Note 10)	$900,000	-
Acquisition of subsidiary through issuance of common stock, stock purchase warrants, and preferred stock (Note 13)	$5,974,915	-

The accompanying notes are an integral part of these financial statements.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

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

On July 31, 2016 the Company acquired Gulf South Securities, Inc. ("GSSI") (See Note 13). GSSI was organized to be active in various aspects of the securities industry and is registered as a broker-dealer with the Financial Industry Regulatory Authority ("FINRA") and the Securities and Exchange Commission ("SEC").

GSSI is a FINRA limited broker dealer for the purpose of acting as a managing broker dealer to distribute oil and gas drilling limited partnership offerings.

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

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

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

Basis of presentation – The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, Inc., Amazing Energy LLC, Kisa Gold Mining, Inc., and Gulf South Securities, Inc. (acquired on July 31, 2016).  All significant intercompany balances and transactions have been eliminated.

Risks and uncertainties – The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging oil and gas business, including the potential risk of business failure.

Concentration of risks – The Company's cash is placed with a highly rated financial institution, and the Company periodically reviews the credit worthiness of the financial institutions with which it does business. At times, the Company's cash balances are in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Income Taxes - The Company accounts for income taxes using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and their basis for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Fair value of financial instruments – Financial instruments consist of cash and convertible notes payable to related party. The estimated fair value of convertible debt, related party approximates $5.4 million at July 31, 2016 based on its common stock equivalents and exchange trading price.

Oil and gas receivables – Oil and gas receivable consist of oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible. As of July 31, 2016 and July 31, 2015, no valuation allowance was considered necessary.

Property, plant, and equipment – Property, plant, and equipment are stated at cost. Improvements which significantly increase an asset's value or significantly extend its useful life are capitalized and depreciated over the asset's remaining useful life. When property, plant or equipment is sold at a price either higher or lower than its carrying amount, or un-depreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds. Property, plant, and equipment are depreciated on a straight-line basis over their useful lives, which are typically five to seven years for equipment.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Oil and gas properties – The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

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

Long-Lived Assets – The Company reviews long-lived assets which include property, plant and equipment and oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows and reports any impairment at the lower of the carrying amount or the fair value less costs to sell.

Ceiling test – Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a "ceiling test" that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption, which is based on an un-weighted arithmetic average of the price on the first day of each month for each month within the prior 12-month period and excludes future cash outflows related to estimated abandonment costs. The Company did not recognize impairment on its oil and gas properties during the years ended July 31, 2016 and 2015. Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.

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

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

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

Major customers – The Company sells the majority of its production to only two customers. As a result, during the fiscal years ended July 31, 2016 and 2015, these customers represented 50% or more of its oil and gas revenue ("major customers").

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

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

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

At July 31, 2016 and 2015 the Company had no assets or liabilities subject to fair value measurements on a recurring basis.

Going Concern - These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

As of the release date of these financial statements, the Company has not yet achieved profitable operations, has had accumulated losses since its inception and expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plan to address the Company's ability to continue as a going concern includes:  (1) obtaining debt or equity funding from private placements or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent accounting pronouncements – In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern". The provisions of ASU No. 2014-15 require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition". The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard and its impact on the Company's consolidated financial statements.

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

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

	July 31, 2016	July 31, 2015
Conversion option on related party debt	11,832,724	13,921,168
Convertible preferred stock	6,490,000	-
Warrants	2,674,576	-
Total potential dilution	20,997,300	13,921,168

Note 5. Oil and Gas Properties

The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States.

The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty-two wells on these leases. The Company has drilled twenty-two wells throughout this property, with sixteen producing and six shut-in. The oil and gas property balances at July 31, 2016 and 2015 are set forth in the table below:

	Years Ended July 31,
	2016	2015
Proved leasehold costs	$2,477,079	$2,521,916
Cost of wells and development	4,600,327	4,274,870
Asset retirement obligation, asset	166,103	207,993
Total cost of oil and gas properties	7,243,509	7,004,779
Less: Accumulated depletion	(997,986)	(873,027)
Oil and gas properties, net full cost method	$6,245,523	$6,131,752

Note 6. Related Party Receivables and Payables

The Company contracts under a joint operating agreement with Jilpetco, Inc. as the oil and gas field operating entity. All of the Company's revenues are received from and well operating expenses are billed by, Jilpetco, Inc., which is wholly owned by Jed Miesner, the Company's Chairman and majority shareholder. The related party receivables are for the sales of oil and gas and are all due from Jilpetco, Inc. As the field operator, Jilpetco, Inc. collects the payments from oil and gas sales and remits the Company's share to the Company. Related party payables consist of accrued oil and gas drilling and production expenses billed to the Company by Jilpetco, Inc. related party receivables and accounts payable are as follows:

	Years Ended July 31,
	2016	2015
Related Party:
Oil and gas receivables	$39,858	$111,678
Accounts payable	$981,606	$203,939

Note 7. Commitments and Contingencies

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Lease Commitments – Our principal executive offices are in leased office space in Amarillo, Texas. The leased office space consists of approximately 3,700 square feet and is leased through February 28, 2019 at an annual cost of approximately $52,000.

Mineral Properties – In Alaska, the Company's wholly owned subsidiary Kisa controls or has interests in 38 mining claims covering 5,840 acres. The interests are held under and are subject to state mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the state to hold these claims in good standing.  The commitments and annual assessments will be due no later than November 30, 2016. The carrying value of the claims at July 31, 2016 and 2015 is $0 and $3,314.

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

During the year ended July 31, 2016, the Company had the following equity transactions:

Preferred shares issued for debt and interest - On July 31, 2016, the Company issued 9,000 shares of Preferred Series A stock with par value of $0.01 per share.  These shares were issued to Jed Miesner, the Company's controlling shareholder, in exchange for cancellation of $900,000 of related party interest payable in the amount of $612,697 and convertible debt payable to JLM Strategic Investments, LP in the amount of $287,303 (See Note 10).  The stated issue price is at $100 per share.  Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote. Holders of the Series A Preferred Stock will not be entitled to receive a dividend. Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $900,000 at July 31, 2016 shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock. On the fifth anniversary of the acquisition of GSSI (Note 13), any shares of the Series A Preferred Stock outstanding will be convertible, at the discretion of the holder, for a period of three years, into common stock purchase warrants of the Company with an exercise price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series A Preferred Stock outstanding.

Shares Issued for services – On November 20, 2015 and January 27, 2016, 50,000 shares of common stock were issued to Delany Equity Group, LLC valued at $0.30 per share, the fair value of the Company's common stock on the date of issuance, totaling $15,000 for financial consulting services.  On June 27, 2016, 250,000 shares of common stock were issued to Delany Equity Group, LLC and 25,000 shares were issued to Irwin Renneisen valued at $0.34 per share, the fair value of the Company's common stock on the date of issuance, totaling $93,500 for cost of acquisition of GSSI (Note 13).

Shares Issued for cash – On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share.  As of July 31, 2016, 699,400 shares had been sold for $181,844.  The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time.

Shares Issued for acquisition of GSSI – On July 31, 2016, we issued 5,373,528 restricted shares of our common stock and 2,674,576 stock purchase warrants to Gulf South Holding, Inc. (GSHI) and others in consideration of GSHI transferring to us 100,000 shares of common stock of GSSI which constitutes all of the issued and outstanding shares of common stock of GSSI. (See Note 13).

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

As part of the acquisition of GSSI effective July 31, 2016, the Company issued 50,000 shares of Preferred Series B stock with par value of $0.01 per share.  These preferred shares were issued to Bories Capital, LLC, owned by Robert Bories, an officer of the Company as of July 31, 2016.  Robert Bories is an officer of GSHI and Bories Capital, LLC has released its security interest in the common stock of GSSI.  The Series B Preferred Stock has no voting rights other than to be voted when required by Nevada law.  Holders of the Series B Preferred Stock will not be entitled to receive a dividend. Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $5,000,000 at July 31, 2016 shall be paid prior to liquidation payments to holders of Company securities junior to the Series B Preferred Stock.  Holders of the Company's Series A Preferred Stock shall be paid in advance of holders of the Series B Preferred Stock on the occurrence of a liquidation event.  On the fifth anniversary of the acquisition of GSSI, any shares of the Series B Preferred Stock outstanding will be convertible, at the discretion of the holder, for a period of three years, into common stock purchase warrants of the Company with an exercise price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series B Preferred Stock outstanding.

For each new oil and gas well drilled by the Company with funds raised or delivered due to the efforts of the former GSHI officers, now Company officers, the Company will pay Miesner $10,000 in exchange for 100 shares of Series A Preferred Stock and Bories $10,000 in exchange for 100 shares of Series B Preferred Stock.  In the event that the Company drills wells for its own account the Board of Directors of the Company will decide if such wells qualify for the aforementioned redemption.  The Company will promptly cancel any Series A or B Preferred Stock purchased.

During the year ended July 31, 2015, the Company had the following equity transactions:

Shares Issued for cash – On October 2, 2014, Amazing Energy Inc. sold 2,500,000 shares in a private placement. The net proceeds of the sale of common stock were $1,495,372. In addition, Amazing Energy Inc. sold 28,000 shares of its common stock on December 2, 2014 in a private placement. The net proceeds of the sale of stock were $23,325.

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

Note 9. Income Taxes

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination.  Management has reviewed the Company's tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Currently tax years from fiscal 2014 through 2016 remain open for examination by tax authorities. Net operating losses prior to 2014 could be adjusted during an examination of open years.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits would be classified as a component of tax expense in the statement of operation.  The Company has not recorded any interest or penalties associated with unrecognized tax benefits for any periods covered by these financial statements.

The following is reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 35% and actual income tax benefit for the years ended July 31, 2016 and July 31, 2015:

	2016	2015
Statutory benefit	(2,395,430)	(5,279,397)
Permanent differences:
Impairment of goodwill	2,031,784	-
Debt modification	208,317	4,872,409
Other	4,621	65,401
Change in valuation allowance	150,708	341,587
Net tax benefit	$-	$-

	2016	2015
Deferred Tax Assets:
Net operating loss carryforward	$2,711,635	$2,416,443
Depletion and depreciation	57,679	91,069
Total deferred tax assets	2,769,314	2,507,512

Deferred Tax Liabilities:
Intangible drilling and other costs for oil and gas properties	(1,466,532)	(1,355,438)
Other	(41,126)	(41,126)
Total deferred tax liabilities	(1,507,658)	(1,396,564)

Net deferred tax assets and liabilities	1,261,656	1,110,948
Less: Valuation allowance	(1,261,656)	(1,110,948)
Total Deferred Tax Assets and Liabilities	$-	$-

The Company had federal net operating loss carry forwards of approximately $7,975,397 and $7,107,186 at July 31, 2016 and July 31, 2015, respectively. The federal net operating loss carry forwards will begin to expire in fiscal years ending July 31, 2032 through July 31, 2036. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards.  The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Note 10. Related Party Convertible Debt

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO and Chairman for $1,940,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2016 and 2015 the short term components of this loan were $191,029 and $291,559 respectively. The long term amounts at July 31, 2016 and 2015 were $1,748,971 and $1,648,441 respectively.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2016 and 2015 the short term components of this loan were $30,162 and $62,138 respectively. The long term amounts at July 31, 2016 and 2015 were $11,008 and $266,335 respectively.  There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock (see below).

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2016 and 2015 the short term components of this loan were $108,315 and $165,317 respectively. The long term amounts at July 31, 2016 and 2015 were $991,685 and $934,683 respectively.

As of July 31, 2016 and 2015, the accrued and unpaid interest due to related parties was $0 and $343,219, respectively.  At July 31, 2016, $612,697 of accrued interest on the debt was exchanged for the issuance of the Series A Preferred Stock (see below).  Related party interest expense for the years ended July 30, 2016 and 2015 was $269,722 and $231,031 respectively.

Contractual principal maturities for the two loan agreements and the credit facility outstanding at July 31, 2016, for the remaining terms are summarized by year as follows:

	Contractual Principal Maturities
Years Ending			JLM Strategic
July 31,	Jed Miesner	Petro Pro, Ltd.	Investments, LP	Total
2017	$191,029	$108,315	$30,162	$329,506
2018	57,676	32,703	11,009	101,387
2019	62,690	35,319	-	97,609
2020	67,273	38,144	-	105,417
2021	72,655	41,196	-	113,851
Subsequent years	1,489,078	844,323	-	2,333,401
	$1,940,000	$1,100,000	$41,171	$3,081,171

No principal payments have been paid on the two loan agreements and the credit facility since their inception.  At July 31, 2016, Mr. Miesner has waived any event of default on the aforementioned delinquent payments of principal and interest due on the loans and credit facility.

Effective July 31, 2016, the Company authorized the issuance of 9,000 shares of Preferred Series A stock with par value of $0.01 per share.  These shares were issued to Jed Miesner, the Company's controlling shareholder, in exchange for cancellation of related party interest payable in the amount of $612,697 and debt payable to JLM Strategic Investments, LP in the amount of $287,303.

Fair value of the convertible Series A Preferred Stock was based on the conversion option of 990,000 common share equivalents at $0.45 per share by applying a Black-Scholes model.  The Black-Scholes model used the following variables:

Preferred A
Stock price on transaction date	$0.454
Exercise price	$1.00
Expected life in years	8.00
Expected volatility - peer group	195.18%
Risk free rate	1.29%

Fair value per unit	$0.45
Units	990,000
Total Fair value	$445,735

The Company recorded a total $900,000 reduction in accrued related party interest payable and related party debt.  The difference between the fair value of the preferred stock and the debt and interest exchanged resulted in a gain of $454,265 on this transaction which has been recorded as a capital transaction as additional paid in capital rather than on the consolidated statement of operations as the debt holder is a significant shareholder and related party of the Company.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Modification of Debt Agreements – On February 1, 2015, the Company amended the related party loan agreements discussed above. The amendments included modifying the terms of the notes to adjust the interest rate to 8% for two years following the amendment date, a rate of 6% for the following 2 years and a rate of Prime plus 2% for the remaining years. The amended notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders. If converted, these notes and accrued interest as of April 30, 2015, would convert into 6,041,775 shares of Amazing Energy, Inc.'s common stock which can then be converted into 13,921,168 shares of the Company. In connection with the amendments, the Company estimated the fair value of the conversion feature to be $13,921,168, which has been recognized as a loss on modification of debt in the Company's non-operating expenses during the year ended July 31, 2015. The fair value of the conversion feature was estimated by applying a Black-Scholes model and using the following conversion variables as of the modification date:

Fair value of the Company's stock price at the date of conversion	$1.00
Conversion rate as adjusted for the Amazing Energy Inc. exchange ratio	$0.26
Estimated volatility	248.00%
Risk free interest rate	1.88%
Conversion period	15 yrs.

Note 11. Mineral Property Option Agreement

The Company owns a subsidiary corporation, Kisa Mines, Inc. ("Kisa"). Afranex Gold Limited ("Afranex") had originally agreed through an option agreement to purchase all of the outstanding common stock of Kisa for $400,000 on or before December 31, 2015. On November 23, 2015, the Company and Afranex agreed to extend the option to December 31, 2016, or such later date as agreed upon. The updated option agreement supersedes all previous correspondence and understandings between the parties. Afranex paid a $50,000 non-refundable option fee to Amazing on November 23, 2015, as consideration for extending this option.  A new term sheet and option agreement was formalized and dated on January 31, 2016.  Under the terms of this agreement, Afranex has an exclusive option to acquire either 100% of the issued share capital of Kisa or 100% of Kisa's right, title and interest in the mining permits and associated assets of Kisa. Afranex agrees to pay Amazing, on settlement of the Acquisition, a total of $169,788 settlement cash consideration. The January 31, 2016 agreement also eliminated an amount due from the Company to Afranex of $100,213 which has been recognized gain on sale of mineral interest during the year ended July 31, 2016.

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

	Years Ended July 31,
	2016	2015
Asset retirement obligations - Beginning of year	$240,254	$278,612
Asset retirement obligations incurred	4,238	7,434
Accretion	12,854	11,596
Revisions in estimated cash flows	(46,128)	(57,388)
Asset retirement obligations - End of year	$211,218	$240,254

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Note 13. Acquisition of Gulf South Securities, Inc.

On July 31, 2016, the Company issued 5,373,528 shares of common stock and 2,674,576 common stock purchase warrants to GSHI and others in consideration of GSHI transferring to us 100,000 shares of common stock of GSSI which constitutes all of the issued and outstanding shares of common stock of GSSI.  Further, we issued 50,000 shares of our Series B Preferred Stock to Bories Capital, LLC.  These preferred shares were issued to Bories Capital, LLC, owned by Robert Bories, an officer of the Company as of July 31, 2016.  Robert Bories is an officer of GSHI and Bories Capital, LLC has released its security interest in the common stock of GSSI. Upon the completion of the foregoing stock exchange, GSSI became our wholly owned subsidiary corporation.  GSSI is an SEC, FINRA registered securities broker-dealer.

We acquired GSSI for the purpose of acting as a managing broker dealer to raise drilling capital through oil and gas limited partnerships private placement (PPM) offerings.

The acquisition agreement contained provisions to establish employment agreements for certain GSSI employees and officers for raising corporate capital, as well as partnership drilling capital and funding, and for their committing to working with the Company to raise a minimum of $3,000,000 in capital, included but not limited to drilling or corporate capital, for the first full year on employment. Salaries, bonus awards, and other compensation will be established by the Company's Compensation Committee for the initial term of their employment agreements, on a month by month evaluation including but not limited to common stock participation based upon collective performance measurements.  This is separate and apart from each of the aforementioned individual employee's ability to earn up to a maximum of 5% of the Company's outstanding shares based upon the number of outstanding common shares immediately following closing.  In the event that the individuals listed above collectively raise $50 million in capital, the stock awards will be recognized at a cap of 20% for all the above officers combined. On April 1 of each year, stock awards will be given proportionate to the capital raised during the previous 12 months, not to exceed the 20% cap that they are eligible to receive. Should any of the employees be terminated without cause in the first year of employment then all the aforementioned employees will be immediately awarded a 1% stock bonus.

The acquisition was a business combination accounted for using the acquisition method.  Total consideration given for the purchase of GSSI is valued by the Company at $5,984,914.  The 5,373,528 restricted shares of common stock issued was valued at $0.454 per share based on the trading price on July 31, 2016 for a value of $2,439,583.  The 2,674,576 stock purchase warrants were valued at $0.396 per warrant for a value of $1,058,528 by applying a Black-Scholes model.  The fair value of the convertible Series B Preferred Stock was based on the convertible option of 5,500,000 common share equivalents at $0.45 per share for a value of $2,476,803 by applying a Black-Scholes model.  The Black-Scholes model used the following variables:

	Warrants	Preferred B
Stock price on transaction date	$0.454	$0.454
Exercise price	$1.00	$1.00
Expected life in years	3.00	8.00
Expected volatility – peer group	196.40%	195.18%
Risk free rate	0.76%	1.29%

Fair value per unit	$0.396	$0.45
Units	2,674,576	5,500,000
Total Fair value	$1,058,528	$2,476,803

We incurred $93,500 in expenses specifically related to the acquisition. On June 27, 2016, 250,000 shares of common stock were issued to Delany Equity Group, LLC and 25,000 shares were issued to Irwin Renneisen valued at $0.34 per share, the fair value of the Company's common stock on the date of issuance, totaling $93,500 for cost of acquisition of the GSSI.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

The purchase price allocation of the acquisition is summarized as follows:

Common stock issued on acquisition	$2,439,583
Stock purchase warrants issued on acquisition	1,058,528
Series B Preferred stock issued on acquisition	2,476,803
Cash	10,000
$5,984,914

Net assets acquired:

Cash	$9,100
Prepaid expenses	2,357
Goodwill	5,975,836
Accounts payable	(2,379)
$5,984,914

The Company has analyzed the acquired entity of GSSI and determined that it had no identified intangible assets thus the excess of consideration over fair value of net assets acquired was recognized as goodwill.  However, on the date of the acquisition, management determined that the goodwill was not recoverable and recorded an adjustment of $5,975,836 to fully impair the amount on the consolidated statement of operations.

The unaudited pro forma financial information below represents the combined results of our operations as if the GSSI acquisition had occurred at the beginning of the periods presented.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	Year Ended July 31, 2016	Year Ended July 31, 2015
	(Unaudited)	(Unaudited)
Revenue	$441,883	$1,395,400
Loss from operations	$(803,715)	$(1,029,135)
Net loss	$(1,073,351)	$(9,858,181)
Net loss per share available to common stockholders, basic and diluted	$(0.02)	$(0.43)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs and goodwill impairment totaling $93,500 and $5,975,836, respectively, for the year ended July 31, 2016 which are non-recurring and 2) reflect the issuance of common stock as consideration in the acquisition and for payment of acquisition costs.

Note 14. Fair Value of Financial Instruments

The following table sets forth transactions the Company measured at fair value on a nonrecurring basis by level within the fair value hierarchy:

During the year ended July 31, 2016 the Company estimated the following fair values:

•            Preferred Stock Series A exchanged for convertible debt and interest (Note 10)
•            Warrants issued in a purchase transaction (Note 13)
•            Preferred Stock Series B issued in a purchase transaction (Note 13)
•            The Company recorded an impairment loss on goodwill (Note 13)

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Fair Value Measurement on a Nonrecurring Basis
	Fair value for the year ended July 31, 2016
	Total	Level 1	Level 2	Level 3
Preferred stock series A	$445,735	$-	$445,735	$-
Common stock purchase warrants	$1,058,528	$-	$1,058,528	$-
Preferred stock series B	$2,476,803	$-	$2,476,803	$-
Goodwill impairment	$5,965,836	$-	$-	$5,965,836

Estimated fair values during the year ended July 31, 2016 for the preferred stock and warrants were determined using a Black Scholes model with inputs as indicated in the respective footnotes referenced above.  The fair value estimation of goodwill was determined by the Company based on unobservable inputs, therefore the valuation is classified within Level 3 of the fair value hierarchy.

During the year ended July 31, 2015 the Company estimated the following fair values:

•            Convertible debt modification (Note 10)

Fair Value Measurement on a Nonrecurring Basis
	Fair value for the year ended July 31, 2015
	Total	Level 1	Level 2	Level 3

Convertible debt modification	$13,921,168	$-	$13,921,168	$-

Estimated fair value during the year ended July 31, 2015 for convertible debt modification was determined using a Black Scholes model with inputs as indicated in the respective footnote referenced above.

Management uses the Black-Scholes option valuation technique as it embodies all of the requisite assumptions (including trading volatility, remaining term to maturity, market price, strike price, and risk free rates).

Note 15. Subsequent Events

On April 15, 2016, we entered into an agreement with Jed Miesner, our Chairman, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.  As a result, Jilpetco will become our wholly owned subsidiary corporation.

On August 25, 2016, we announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom.  The parties agreed to allow Jed Miesner to assign certain accounts receivable, and to exclude personal property from the transaction.  In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest.

On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share.  Through October 31, 2016, a total of 5,763,098 shares have sold for $1,498,405.  The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Note 16. Supplemental Oil and Gas Disclosures (Unaudited)

Costs Incurred – Costs incurred in oil and gas property acquisition, exploration and development activities, whether expensed or capitalized, are reflected in the table below for the years ended July 31, 2016 and 2015.

	2016	2015
Development costs	$283,750	$369,198
Total costs incurred	$283,750	$369,198

Capitalized Costs – The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization ("DD&A"), including any accumulated valuation allowances, are reflected in the table below for the years ended July 31, 2016 and July 31, 2015.

	2016	2015
Proved properties	$7,243,509	$7,004,779
Total oil and gas properties	7,243,509	7,004,779
Accumulated DD&A	(997,986)	(873,027)
Net oil and gas properties	$6,245,523	$6,131,752

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

Basis of Presentation – The proved oil and gas reserve quantities for fiscal 2016 and 2015 are based on estimates prepared by Mire & Associates, Inc., Petroleum Engineering Consultants. There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties which are undeveloped or have a limited production history, such as our properties. The following reserve data represents estimates only and actual reserves may vary substantially from these estimates. All of our proved reserves were in United States as of July 31, 2016 and 2015. Our net quantities of proved developed and undeveloped reserves of crude oil and gas and changes therein are reflected in the table below.

As of July 31, 2016, we had twenty-two wells drilled with sixteen producing and six wells shut-in awaiting workovers.

The proved reserves as of July 31, 2016 represent the reserves that were estimated to be recovered from twenty-two current wells. There are also nine wells planned for future drilling. All direct offset well locations in this report are proved undeveloped and are based on 10-acre drainage patterns unless current developed completions are estimated to drain an area larger than their volumetric assignment. In this case, the reserves of certain offset locations have been reduced. All locations have a scheduled Queens and/or Grayburg reservoir completion and each of these reservoir completions includes the cost of drilling a single wellbore. All reserves included in this report were estimated using either historical performance or volumetric methods.

Estimated Quantities of Net Proved Oil and Natural Gas Reserves – Estimated quantities of net proved oil and natural gas reserves are reflected in the table below for the years ended July 31, 2016 and 2015.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

	2016		2015
		Natural		Natural
	Oil (1)	Gas (1)	Oil (1)	Gas (1)
Reserves:
Beginning of year	357,290	1,312,500	274,750	1,055,550
Revisions of previous estimates	(85,884)	(90,208)	15,023	122,743
Extensions, discoveries and other additions	172,970	648,460	79,984	185,834
Production	(7,396)	(21,492)	(12,467)	(51,627)
End of year	436,980	1,849,260	357,290	1,312,500

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

Basis of Presentation – The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management's best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. The sales prices used in the calculation are the year-end prices of crude oil and natural gas, which as of July 31, 2016 and 2015 were $42.46 and $67.65 per barrel and $2.25 and $3.25 per million cubic foot of gas, respectively. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. This information is not intended to represent a forecast or fair market value of the Company's oil and gas assets, but does present a standardized disclosure of discounted future net cash flows that would result under the assumptions used.

Index to Financials

AMAZING ENERGY OIL AND GAS, CO.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2016 AND 2015

Standardized Measure of Discounted Future Net Cash Flows – The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for years ended July 31, 2016 and 2015 are as follows:

	2016	2015
Future cash inflows	$19,551,030	$24,859,110
Future production costs	(7,569,270)	(5,929,190)
Future development costs	(2,193,800)	(1,361,600)
Future income tax expense	(3,425,783)	(6,148,912)
Discount at 10% for estimated timing of cash flows	(1,733,300)	(3,569,707)
Standardized measure of discounted future net cash flows	$4,628,877	$7,849,701

The following table presents a reconciliation of changes in the standardized measure of discounted future net cash flows:

	Years Ended July 31,
	2016	2015
Standardized Measure, beginning of year	$7,849,707	$7,760,844
Sales of oil produced, net of production costs	279,026	(97,244)
Net changes in prices, development and production costs	(7,500,569)	(1,394,949)
Extensions, discoveries and improved recovery, less related costs	3,381,367	2,047,764
Development costs incurred and changes during the period	76,471	369,198
Revisions of previous quantity estimates	(1,166,679)	(6,394,510)
Accretion of discount	776,341	7,079,423
Net changes in production rates and other	(1,002,119)	161,173
Net changes in income taxes	1,935,332	(1,681,992)
Standardized Measure, end of year	$4,628,877	$7,849,707

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We completed a reverse acquisition of Amazing Energy, Inc., a Nevada corporation ("AEI").  AEI's auditors were MaloneBailey, LLP., ("Malone Bailey") Houston, Texas.  Our auditors were DeCoria, Maichel & Teague, P.S. ("DMT") of Spokane, Washington.  MaloneBailey elected not to continue as auditors for AEI because they believed that they violated the SEC's and PCAOB's independence rules as they relate to the July 31, 2014 and 2013 audit of Amazing Energy, Inc.'s financial statements.  The July 31, 2014 and 2013 financial statements were prepared and issued under the AICPA rules, which allow auditors to assist in the preparation of financial statements.  During their internal investigation, MaloneBailey, LLP discovered that it linked an Excel file to the final numbers in their trial balance database, and this Excel file was the basis for the July 31, 2014 and 2013 financial statements.  These same financial statements were then included in the comparative financial statements that were filed in the Schedule 14-C sent to our shareholders.  As a result, MaloneBailey, LLP withdrew its PCAOB audit report dated January 22, 2015 in connection with the audit of Amazing Energy, Inc.'s financial statements for the years ended July 31, 2014 and 2013, which were included in the Schedule 14-C filed with the Securities & Exchange Commission on February 20, 2015.  MaloneBailey subsequently reissued their audit report for the years ended July 31, 2014 and 2013 in accordance with AICPA auditing standards.

We are hereby restating that our auditors will continue to be DMT.  Our fiscal year end has been changed to July 31 to conform to the year-end of AEI.  The continued retention of DMT was approved by our board of directors on July 2, 2015.  DMT have audited our annual financial statements for the years ending July 31, 2016, July 31, 2015 and July 31, 2014.

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

We provided MaloneBailey with a copy of this disclosure on August 5, 2015, requesting MaloneBailey to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us, and, if not, stating the respects in which it does not agree.  A copy of the letter furnished by MaloneBailey in response to that request, dated August 6, 2015, was filed as Exhibit 16.1 on Form 8-K.

We completed a reverse acquisition of Amazing Energy, Inc., a Nevada corporation ("AEI").  AEI's auditors were MaloneBailey, LLP., ("Malone Bailey") Houston, Texas.  Our auditors were DeCoria, Maichel & Teague, P.S. ("DMT") of Spokane, Washington.  MaloneBailey has elected not to continue as auditors for AEI because they believed that they violated the SEC's and PCAOB's independence rules as they relate to the 2013 audit of Amazing Energy, Inc.'s financial statements.  The July 31, 2014 and 2013 audit 2013 financial statements were prepared and issued under the AICPA rules, which allow auditors to assist in the preparation of financial statements.  During their internal investigation, MaloneBailey, LLP discovered that it linked an Excel file to the final numbers in their trial balance database, and this Excel file was the basis for the July 31, 2014 and 2013 financial statements.  These same financial statements were then included in the comparative financial statements that were filed in the Schedule 14-C sent to our shareholders.  As a result, MaloneBailey, LLP withdrew its PCAOB audit report dated January 22, 2015 for the years ended July 31, 2014 and 2013 in connection with the audit of Amazing Energy, Inc.'s financial statements for the years ended July 31, 2014 and 2013, which were included in the Schedule 14-C filed with the Securities & Exchange Commission on February 20, 2015.  MaloneBailey subsequently reissued their audit report for the years ending July 31, 2014 and 2013 in accordance with AICPA auditing standards.

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

ITEM 9A.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were not effective as of July 31, 2016, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed our internal control over financial reporting as of July 31, 2016, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management identified significant deficiencies related to (i) accounting for complex transactions, (ii) the absence of an effective audit or oversight committee within the company's control environment, and (iii) a lack of segregation of duties within accounting and key financial decision making functions.  Management believes that these deficiencies amount to a material weakness.  Therefore, our internal controls over financial reporting were ineffective as of July 31, 2016.

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

Changes in internal controls over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION.

None.

PART III

ITEM 10.                     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position

Arthur W. Seligman	64	Principal Executive Officer
Timothy J. Flanagan	64	President
Dan N. Denton	61	Principal Financial Officer, Principal Accounting Officer
Reese B. Pinney	59	Chief Operating Officer
Robert A. Bories	61	Treasurer
Stephen Salgado	34	Secretary, Comptroller
Jed Miesner	56	Director (Chairman)
Bob Manning	66	Director
Tony Alford	55	Director
Darrell Carey	60	Director

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.  We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Arthur W. Seligman, Principal Executive Officer – On April 20, 2016, Arthur W. Seligman was appointed our Principal Executive Officer (CEO).  Mr. Seligman co-founded Gulf South Holding in June 2008 and serves as its President since April 2012 and as Chairman of the Board.  He also serves as a Director of OT Mining Corporation (symbol OTMN) and NAMEX Exploration Inc.  Mr. Seligman joined PDC Securities, Incorporated, a broker/dealer affiliate of Petroleum Development Corporation, in 1984 as Director of Sales and Marketing from Willard Securities where he was a managing partner.  Petroleum Development Corporation has oil and gas operations in the Appalachian Basin, the Rocky Mountains and Michigan and was added to the Russell 2000 Index of companies in 2003.  Mr. Seligman graduated from Montclair University with a Bachelor of Arts degree.

Timothy J. Flanagan, President - On April 20, 2016, Timothy J. Flanagan was appointed our President.  Mr. Flanagan co-founded Gulf South Holding in June 2008 and serves as its Secretary, Chief Operating Officer and a Director.  He is also President and a Director of Gulf South Securities since January 2009.  During the years 2004 to 2006, Mr. Flanagan directed the formation and was an Operating Partner of Gemfield Capital Management LLC, an international money management firm based in New York City, New York.  In 2002, in concert with a California investor group, Mr. Flanagan formed Bignose.com and served as CEO and a Board member.  Bignose manufactured and marketed digital photographic products through strategic agreements with Microsoft, Fuji America and others.  Bignose.com was sold in 2003.  Beginning in 1990 and through 2000, Mr. Flanagan was President of Quantum Resources of New York, Inc.

Quantum identified, negotiated and presented investment opportunities to broker-dealers.  In 1984, Mr. Flanagan co-founded Jonathan Allan, Inc., an SEC registered and NASD member firm.  Jonathan Allan was a national general investment and investment banking firm.  He held the offices of Chairman and Chief Operating Officer and was President of the company's Registered Investment Advisor.  Mr. Flanagan sold his interest in the company in 1990.  Mr. Flanagan received his undergraduate degree from Iona College, New York and a Juris Doctor degree from Pace Law School in White Plains, New York in 1984.  Mr. Flanagan is admitted to the New York State Bar and is member of the New York Bar Association.

Dan N. Denton, Principal Financial Officer, Principal Accounting Officer - On April 20, 2016, Dan N. Denton was appointed Chief Financial Officer (CFO) and Principal Accounting Officer.  He has extensive oil and gas accounting and operational experience.  Prior to his appointment with Gulf South Holding and beginning in March of 2011, Mr. Denton served as Chief Operating Officer of Maverick Drilling and Exploration Limited ("Maverick"), a publicly traded exploration and contract drilling company (ASX:MAD).  He played a key role in Maverick's field operations, including its flagship project in the Blue Ridge Dome field south of Houston, Texas and in the Nash and Boling Dome Fields, west of Houston.  Preceding his work with Maverick, Mr. Denton served as Vice President of Mesa Energy (Dallas, Texas).  Before that, he served as Executive Vice President and Chief Operating Officer of Petrosearch Energy Corporation and as President of Petrosearch's Operating Company.  Mr. Denton, a CPA retired, graduated magna cum laude from Northeast Louisiana University (now University of Louisiana at Monroe) in 1975 with a major in accounting.  Mr. Denton practiced as a certified public accountant with Peat Marwick & Main (now KPMG) from 1975 to 1980 in their Shreveport, Houston and Dallas offices.

Reese B. Pinney, Chief Operating Officer - On April 20, 2016, Reese B. Pinney was appointed our Chief Operations Officer (COO).  Mr. Pinney co-founded Gulf South Holding in June 2008 and serves as its Senior Vice President and a Director.  He has served as President of Gulf South Operators since 1992.  Mr. Pinney is a graduate of the University of New Orleans with a Master of Science degree in Earth Science and a graduate of the University of Virginia with a Bachelor of Arts degree in Economics and History.  Mr. Pinney also serves as a Director of Rampart Energy, LLC and Lexington Resources Inc.   Mr. Pinney is responsible for all of Gulf South Holding's geological and geophysical evaluations.  Throughout his career, Mr. Pinney has developed extensive experience identifying and developing lower risk development drilling opportunities.  Mr. Pinney is an active member of the Society of Independent Earth Scientists, the New Orleans Geological Society and the American Association of Petroleum Geologists.

Robert A. Bories, Treasurer - On April 20, 2016, Robert A. Bories was appointed our treasurer.  Mr. Bories co-founded Gulf South Holding in June 2008 and serves as its Treasurer and a Director.  Mr. Bories has served as Vice President and Treasurer of Gulf South Operators since 1998.  Since graduating from Vanderbilt University in 1977 with a Bachelor of Science degree in Business Administration and Accounting, Mr. Bories has held numerous positions in financial accounting and business administration.  In 1998, Mr. Bories joined Gulf South Operators as a co-owner.  Mr. Bories also serves as a Director for Rampart Energy, LLC, Standard Coffee Service, New Orleans Board of Trade, WYES Public Television, Isidore Newman School and Touro Infirmary Foundation and other companies, and is the former President Pro Tem of New Orleans Public Belt Railroad.

Stephen Salgado, Secretary and Comptroller - On April 20, 2016, Stephen Salgado was appointed our Secretary and Comptroller.  Mr. Salgado currently serves as an officer for Amazing Energy, Inc., Amazing Energy, LLC and Jilpetco Inc.  Since its formation in 2010, Mr. Salgado has served as President, Secretary and Treasurer for Amazing Energy, Inc.  Since 2013, Mr. Salgado has served as Vice President of the Land & Legal Department of Amazing Energy, LLC.  Mr. Salgado's longest term as an officer has been through his duties as Secretary and Treasurer of Jilpetco Inc. since 2005.  Mr. Salgado has 12 years of experience in the oil & gas industry which has provided him the opportunity to serve as Manager of the Accounting Department, the Owner Relations Department, the Land & Legal Department and the Human Resources Department for each of the Exploration & Production (Amazing Energy) and Operating (Jilpetco) companies, all of which he still serves.  Mr. Salgado's proficiencies also include being the Project Manager for numerous oil & gas property acquisitions and divestments, numerous Drilling Program Offerings, Recompletion Projects, Common and Preferred Stock Offerings, and a reverse-merger.  Mr. Salgado's experience also includes regulatory compliance with the Texas Railroad Commission, the Oklahoma Corporation Commission, the University Lands System of Texas, and the General Land Office of Texas, as well as corporate recordkeeping.  Mr. Salgado is a 2005 graduate of West Texas A&M University with a BBA in Management.

Jed Miesner, Director (Chairman) - Jed Miesner has been the Chairman of the Board of Directors since May 14, 2015.  Mr. Miesner was our principal executive officer and president from May 14, 2015 to April 29, 2016.  Mr. Miesner began his career in the oil and gas industry on a drilling rig in the Texas Panhandle in 1978.  In 1982, he became involved with production where he helped install CO2 flood operations.  Mr. Miesner later joined Exxon USA and remained with the company for 13 years.  Drawing on his experience at Exxon, Mr. Miesner formed his own oil and gas company, L&R

Energy Corporation, in 1994, and was involved in drilling projects throughout Texas and Oklahoma.  In 2002, Mr. Miesner founded Jilpetco, Inc., an oil and gas operating company, as well as Petro Pro, Ltd., which is currently involved in multiple purchase and sale transactions throughout Texas, Oklahoma, Wyoming and Louisiana.  Building upon his successes at Jilpetco, Inc., Mr. Miesner founded Amazing Energy, LLC in 2008 and formed Amazing Energy, Inc. in 2010 to potentially serve as the vehicle to take the company public.

Tony Alford, Director - Tony Alford has been a Director of the Company since May 14, 2015. Mr. Alford has over thirty years of executive leadership and is the Founder and President of PBA Consultants, Inc., since April 1996, a consulting firm specializing in tax savings and cost reduction services, for many of the fortune 500 companies across the USA. Mr. Alford is also the Founder and CEO of Alford Investments, since 1993, a company which makes investments in real estate investment properties and natural resource companies. Mr. Alford attended Elon College in North Carolina and Liberty University, in Virginia where he studied business management and marketing.  In 2009-2010 Mr. Alford was appointed as a director of Revett Minerals Company and was part of the Revett team that rang the bell on the NYSE Amex listing on Wall Street.  He currently serves as a local board member for Wells Fargo Bank of NC, and several other nonprofit organizational boards.   He and his wife Chris founded their own foundation to support orphan care and mission work across the world.

Darrell Carey, Director - Darrell R. Carey has been a Director of the Company since May 14, 2015. Mr. Carey was raised in Pampa, Texas.  He graduated from West Texas State University in 1977 at the top of his class with a bachelor's degree in Finance.  Mr. Carey attended University of Texas Law School and graduated from law school in 1979.  He began his career with the Randall County District Attorney's office.  Mr. Carey began working with Pioneer, a Fortune 500 oil and gas company in 1981.  Mr. Carey was the senior staff attorney over the litigation department for Pioneer Energy until 1986. In 1986, Mr. Carey was appointed to serve as the Judge for Randall County Court at Law.  At the time that he took the bench, Mr. Carey was 30 years old and one of the youngest judges to be seated on the bench.  Mr. Carey served as the Randall County Court at Law Judge from 1986 until 1999. While on the bench, Mr. Carey was instrumental in establishing the High Plains Youth Center for juvenile offenders in the Texas Panhandle.  Mr. Carey then went into private practice in 1999.  His practice concentrates in oil and gas law, litigation, business law, family law and appellate law.  He has served on several boards for different corporations over the years.

Bob Manning, Director - Bob Manning has been a Director of the Company since May 14, 2015. Mr. Manning is co-owner of Royal Glass of Amarillo, Ltd. located in Amarillo, Texas.  Royal Glass of Amarillo, Ltd has designed, furnished and installed many premier projects. The company employs 50 people.  He continues to own and manage this 62 year old company over the last 30 years.  Mr. Manning was born in Fairview, Oklahoma and attended Barton County Community Junior College, Fort Hays State University and University of Oklahoma.  Mr. Manning was the contract sales manager for two commercial building supply companies prior to purchasing Royal Glass of Amarillo, Inc. in 1985.  Mr. Manning achieved the accredited credentials of AHC - Architectural Hardware Consultant - where he is called upon to design and write specifications for architectural firms. Business planning and business developments are key assets for Mr. Manning.  He has helped form several companies in the Texas Panhandle area which have become very successful ventures.

Audit Committee

As of July 31, 2016, the entire board of directors comprised the audit committee with Tony Alford serving as the Audit Committee Chairman.  The Audit Committee approves the selection of the Company's independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management's administration of the system of internal controls, and reviews the Company's procedures relating to business ethics.  During the last fiscal year, our audit committee met once. Tony Alford, Darrell Carey and Bob Manning are independent members on our audit committee.

Audit Committee Financial Expert

We do not have an Audit Committee Financial Expert.  We believe that at the present time the need for an Audit Committee Financial Expert and the costs associated with such retention is not warranted.

Nominating and Corporate Governance Committee

The entire board of directors comprises the Company's Nominating and Corporate Governance Committee with Darrell Carey serving as Chairman of the Corporate Governance Committee. The Corporate Governance and Nominating Committee are responsible for developing the Company's approach to corporate governance issues and compliance with governance rules.  The Corporate Governance and Nominating Committee is also mandated to plan for the succession of the Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues.  The committee is responsible for the development and implementation of corporate communications to ensure the integrity of the Company's internal control and management information systems.  The purview of the Corporate Governance and Nominating Committee also includes the administration of the board's relationship with the management of the Company, monitoring the quality and effectiveness of the Company's corporate governance system and ensuring the effectiveness and integrity of the Company's communication and reporting to shareholders and the public generally.

Compensation Committee

The entire board of directors comprises the Company's compensation committee with Bob Manning serving as Chairman of the Compensation Committee.  The Compensation Committee is responsible for setting the compensation for the officers and the other agents and employees of the corporation.  The Committee may delegate the authority to set the compensation of the officers, agents, and employees to the President.  No officer may be prevented from receiving compensation as an officer solely because the officer is also a director of the corporation.  The Committee shall fix the amount or salary to be paid to each director for service as a director or for attendance at each meeting of the Board.  Salary or payment for service as a director shall not preclude a director from serving the corporation in any other capacity or from receiving compensation for service in that other capacity.

Legal Proceedings

No Director, or person nominated to become a Director or Executive Officer, has been involved in any legal action involving the Company during the past five years.

Family Relationships

The only family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer is between Jed Miesner who serves as Chairman of the Board of Directors and Stephen Salgado who serves as Secretary and Comptroller.  Jed Miesner's oldest daughter is Mr. Salgado's wife. Mr. Miesner and Mr. Salgado have worked with each other for 12 years.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended July 31, 2016, that certain Directors and Officers failed to timely file a Form 3 by July 31, 2016 and that certain Directors and Officers also failed to timely file Form 5 by September 14, 2016.

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

ITEM 11.                     EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth, for the fiscal years ended July 31, 2016 and July 31, 2015, compensation paid to our executive officers.

Summary Compensation Table
For the Fiscal Years Ended July 31, 2016 and 2015
Name and Principal Position		Fiscal Year Ending	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Arthur W. Seligman		07/31/2016	-	-	-	-
Principal Executive Officer		07/31/2015	-	-	-	-

Timothy J. Flanagan		07/31/2016	-	-	-	-
President		07/31/2015	-	-	-	-

Reese B. Pinney		07/31/2016	-	-	-	-
Chief Operating Officer		07/31/2015	-	-	-	-

Dan N. Denton		07/31/2016	-	-	-	-
Principal Financial Officer, Principal Accounting Officer		07/31/2015	-	-	-	-

Robert A. Bories		07/31/2016	-	-	-	-
Treasurer		07/31/2015	-	-	-	-

Stephen Salgado		07/31/2016	24,586	-	-	24,586
Secretary and Comptroller		07/31/2015	-	-	-	-

Jed Miesner		07/31/2016	-	-	-	-
Principal Executive Officer and President (resigned 4/29/2016)	(1)	07/31/2015	-	15,000	-	15,000

Matthew J. Colbert		07/31/2016	26,750	-	-	26,750
Principal Financial Officer, Secretary, Treasurer (resigned 4/20/2016)	(2)	07/31/2015	32,250	59,325	-	91,575
__________________
(1)
In October 2014, Jed Miesner was awarded 25,000 shares of common stock in Amazing Energy, Inc.; The Amazing Energy, Inc. common stock was subsequently converted into 57,604 common shares of Amazing Energy Oil & Gas, Co. stock

(2)	On February 11, 2015, Mr. Colbert was issued 5,000 shares of common stock of AEI, which was later converted into 11,521 shares of the AEOG common stock.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised stock options or stock compensation awards or equity incentive plans for any of the named executive officers at July 31, 2016, and therefore a table has not been presented.

Employment Agreements

There are no employment agreements that were in effect between the Company and the executive officers during the past fiscal year.

Director Compensation

The following table reflects compensation paid to directors during the fiscal year ended July 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Tony Alford	-	-	-	-
Robert Manning	-	-	-	-
Darrell Carey	-	-	-	-
Jed Miesner	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 31, 2016, regarding the ownership of our Common Stock by:

•	Each person who is known by us to own more than 5% of our shares of common stock;
•	Each of our named executive officers and directors; and
•	All of our executive officers and directors as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 59,140,056 shares of common stock outstanding as of July 31, 2016.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following July 31, 2016, subject to options, warrants or similar instruments.

BENEFICIAL OWNERS OF OUR COMMON STOCK at July 31, 2016
Beneficial Owner	Amount & Nature of Ownership	Percentage of Class	Total Voting Power	Percentage of Voting Power When Voting with Class A Preferred and Class B Preferred

Arthur W. Seligman	0	0.00%	0	0.00%

Timothy J. Flanagan	0	0.00%	0	0.00%

Jed Miesner (1)	23,559,964	39.84%	23,559,964	15.79%

Bob Manning (2)	381,568	0.65%	381,568	0.26%

Tony Alford (3)	864,057	1.46%	864,057	0.58%

Darrell Carey	57,604	0.10%	57,604	0.04%

Robert Bories	0	0.00%	0	0.00%

Reese Pinney	0	0.00%	0	0.00%

Stephen Salgado	299,540	0.51%	299,540	0.20%

Dan Denton	0	0.00%	0	0.00%

Matthew J. Colbert	66,521	0.11%	66,521	0.04%

TOTAL All officers and directors as a group (11 individuals)	25,229,254	42.66%	25,229,254	16.91%

Other Entities That Control Over 5% of the Common Stock

The National Christian Charitable Foundation (4)	6,000,000	10.15%	6,000,000	4.02%

TOTAL of OTHER 5% Entities	6,000,000	10.15%	6,000,000	4.02%

(1)	Jointly owned with JLM Strategic Investments, LP and Cornerstone Fidelity Capital, LLC
(2)	Jointly owned with Happy State Bank Custodian of IRA fbo Bob Manning
(3)	Jointly owned with his wife, Christine Alford
(4)	The National Christian Charitable Foundation is managed by Jed and Lesa Miesner.

The Common Stock Votes with the Series A Preferred Stock and Series B Preferred Stock on all matters submitted to shareholders.

BENEFICIAL OWNERS OF OUR SERIES A PREFERRED STOCK at July 31, 2016
Beneficial Owner	Amount & Nature of Ownership	Percentage of Class	Total Voting Power	Percentage of Total Voting Power

Arthur W. Seligman	0	0.00%	0	0.00%

Timothy J. Flanagan	0	0.00%	0	0.00%

Jed Miesner	9,000[1]	100.00%[1]	90,000,000	60.33%[1]

Bob Manning	0	0.00%	0	0.00%

Tony Alford	0	0.00%	0	0.00%

Darrell Carey	0	0.00%	0	0.00%

Robert Bories	0	0.00%	0	0.00%

Reese Pinney	0	0.00%	0	0.00%

Stephen Salgado	0	0.00%	0	0.00%

Dan Denton	0	0.00%	0	0.00%
Matthew J. Colbert	0	0.00%	0	0.00%
All officers and directors as a group (11 individuals)	9,000	100.00%	90,000,000	60.33%

[1]	Each share of Series A Preferred Stock has 10,000 votes per share and votes with the common stock and Series B Preferred Stock on all matters submitted to shareholders.

BENEFICIAL OWNERS OF OUR SERIES B PREFERRED STOCK at July 31, 2016
Beneficial Owner	Amount & Nature of Ownership	Percentage of Class	Total Voting Power	Percentage of Voting Power

Arthur W. Seligman	0	0.00%	0	0.00%

Timothy J. Flanagan	0	0.00%	0	0.00%

Jed Miesner	0	0.00%	0	0.00%

Bob Manning	0	0.00%	0	0.00%

Tony Alford	0	0.00%	0	0.00%

Darrell Carey	0	0.00%	0	0.00%

Robert Bories (1)	50,000	100.00%	50,000	0.03%

Reese Pinney	0	0.00%	0	0.00%

Stephen Salgado	0	0.00%	0	0.00%

Dan Denton	0	0.00%	0	0.00%

Matthew J. Colbert	0	0.00%	0	0.00%

All officers and directors as a group (11 individuals)	50,000	100.00%	50,000	0.03%

(1)	50,000 Series B preferred shares registered in the name of Bories Capital LLC which is controlled by Robert Bories.

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

During the fiscal years ended July 31, 2016 and 2015, and through the date of this report, the following related party transactions occurred:

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

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO, President and Chairman of the Board of Directors for $1,940,000.  These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At July 31, 2016 and 2015 the short term components of this loan were $191,029 and $291,559 respectively. The long term amounts at July 31, 2016 and 2015 were $1,748,971 and $1,648,441 respectively.

Amazing Energy, LLC. (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility on December 30, 2010, with JLM Strategic Investments an entity controlled by Jed Miesner.  Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At July 31, 2016 and 2015 the short term components of this loan were $30,162 and $62,138 respectively. The long term amounts at July 31, 2016 and 2015 were $11,008 and $266,335 respectively.  There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000.  These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At July 31, 2016 and 2015 the short term components of this loan were $108,315 and $165,317 respectively. The long term amounts at July 31, 2016 and 2015 were $991,685 and $934,683 respectively.

As of July 31, 2016 and 2015, the accrued and unpaid interest due to related parties was $0 and $343,219, respectively.  At July 31, 2016, $612,697 of accrued interest due to related parties was paid by the issuance of the Series A Preferred Stock.  Related party interest expense for the years ended July 30, 2016 and 2015 was $269,722 and $231,031 respectively.

Effective July 31, 2016, the Company authorized the issuance of 9,000 shares of Preferred Series A stock with par value of $0.01 per share.  The issue price is at $100 per share.  These shares were issued to Jed Miesner, the company controlling shareholder, in exchange for cancellation of related party interest payable in the amount of $612,697 and debt payable to JLM Strategic Investments, LP in the amount of $287,303.

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
b)	compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or
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

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company retained DeCoria, Maichel & Teague, P.S. as the independent public accounting firm for the fiscal year ended July 31, 2016 and July 31, 2015. During the fiscal year ended July 31, 2016 and July 31, 2015, DeCoria, Maichel & Teague, P.S. were paid $55,133 and $15,896, respectively for audit and review services.

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

PART IV

ITEM 15.                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.				X
3.17	Bylaws of Gulf South Securities, Inc.				X
3.18	Articles of Incorporation – Jilpetco, Inc.				X
3.19	Bylaws of Jilpetco, Inc.				X
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8

10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculation
101.DEF	XBRL Taxonomy Extension – Definition
101.LAB	XBRL Taxonomy Extension – Label
101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZING ENERGY OIL AND GAS, CO.

November 11, 2016	By:	ARTHUR W. SELIGMAN
Arthur W. Seligman
Principal Executive Officer

November 11, 2016	By:	DAN N. DENTON
Dan N. Denton
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JED MIESNER	Director	November 11, 2016
Jed Miesner

BOB MANNING	Director	November 11, 2016
Bob Manning

TONY ALFORD	Director	November 11, 2016
Tony Alford

DARRELL CAREY	Director	November 11, 2016
Darrell Carey

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.				X
3.17	Bylaws of Gulf South Securities, Inc.				X
3.18	Articles of Incorporation – Jilpetco, Inc.				X
3.19	Bylaws of Jilpetco, Inc.				X
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8

10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculation
101.DEF	XBRL Taxonomy Extension – Definition
101.LAB	XBRL Taxonomy Extension – Label
101.PRE	XBRL Taxonomy Extension – Presentation