Form 10-Q/A
period 2016-10-31
Amazing Energy Oil & Gas, Co.
filed 2017-01-17
CIK 1375618

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,941,754 as of January 6, 2017.

REASON FOR AMENDMENT

The purpose of this Amendment is to include Items 1 and 2 of Part I, which were omitted from our Form 10-Q, for the quarter ended October 31, 2016, which was filed with the SEC on December 20, 2016.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Unaudited
	October 31,	July 31,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,119,598	$344,148
Oil and gas receivables	30,930	236,425
Oil and gas receivables, related party	-	31,278
Prepaid expenses	281,847	157,861
Total current assets	1,432,375	769,712
Property, plant, and equipment, net of accumulated depreciation of $243,917 and $228,047, respectively	659,955	420,019
OIL AND GAS PROPERTIES, Full Cost Method
Evaluated properties, net of accumulated depletion of $1,026,597 and $997,986 respectively	6,201,267	6,245,523

Other assets	26,622	26,622

Total Assets	$8,320,219	$7,461,876

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,053	$413,070
Revenue payable to interest owners	636,550	401,104
Accrued liabilities	4,238	20,921
Interest payable, related parties	91,718	-
Current portion of convertible debt, related party	354,852	329,506
Note payable on acquisition, related party	350,000	-
Notes payable to related parties	230,000	230,000
Equipment note payable	51,998	-
Total current liabilities	1,786,409	1,394,601
LONG TERM LIABILITIES:
Asset retirement obligation	214,126	211,218
Common stock payable	44,625	32,250
Long-term convertible debt, related party	2,726,318	2,751,665
Total long-term liabilities	2,985,069	2,995,133
Total Liabilities	4,771,478	4,389,734
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Preferred Stock, $0.01 par value, 9,000 shares issued and outstanding	90	90
Series B Preferred Stock, $0.01 par value, 50,000 shares issued and outstanding	500	500
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 64,903,154 and 60,839,456 issued and outstanding	64,904	60,840
Additional paid-in capital	29,358,137	27,638,956
Accumulated deficit	(25,874,890)	(24,628,244)
	3,548,741	3,072,142
Total Liabilities and Stockholders' Equity	$8,320,219	$7,461,876

The accompanying notes are an integral part of these financial statements.
See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
	Three Months Ended October 31,
	2016	2015
REVENUES:
Oilfield Service Revenue	$132,530	$108,751
Oil and Gas Sales	51,877	122,039
	184,407	230,790

OPERATING EXPENSES:
Oil and gas production costs	15,957	51,437
Lease operating expenses	(1,805)	106,009
General and administrative expenses	369,429	138,355
Depreciation expense	16,546	18,317
Depletion expense	28,611	59,022
Accretion expense	2,908	3,390
Gain on leasehold sale	-	46,127
Total operating expenses	431,646	422,657

LOSS FROM OPERATIONS	(247,239)	(191,867)

OTHER INCOME (EXPENSE):

Interest income	2,552	184
Interest expense	(3,559)	-
Interest expense, related parties	(91,718)	(67,943)
Total other income (expense)	(92,725)	(67,759)

NET LOSS	$(339,964)	$(259,626)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.005)	$(0.005)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	63,884,346	53,441,528

The accompanying notes are an integral part of these financial statements
See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(339,964)	$(259,626)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Gain from sale of leasehold	-	46,127
Depreciation expense	16,546	18,317
Depletion expense	28,611	59,022
Accretion expense	2,908	3,390

Changes in operating assets and liabilities
Oil and gas receivables	205,495	(83,216)
Oil and gas receivables, related party	31,278	(2,601)
Prepaid expenses	(123,985)	(996)
Revenue receivable	-	112,676
Accounts payable	(346,018)	(6,759)
Revenue payable to interest owners	235,446	(267,128)
Accrued liabilities	(16,683)	(16,558)
Interest payable, related parties	91,718	67,368
NET CASH (USED IN) OPERATING ACTIVITIES	(214,648)	(329,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of oil and gas properties	120,000	-
Acquisition of property and equipment	(204,484)	(43,195)
Acquisition of oil and gas properties	(104,354)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(188,838)	(43,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock payable	12,375	-
Payments on notes payable on acquisition, related party	(150,000)	-
Proceeds from sale of common stock	1,316,561	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,178,936	-

NET INCREASE (DECREASE) IN CASH	775,450	(373,179)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	344,148	974,563

CASH AND CASH EQUIVALENTS OF PERIOD	$1,119,598	$601,385

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through issuance of debt	$52,992	-
Issuance of related party note payable for common control entity acquisition (Note 5)	$500,000	-
Oil and gas properties purchased with accounts payable	-	$43,195
Deemed equity contribution of common control entity	$407,682

The accompanying notes are an integral part of these financial statements
See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

On October 14, 2014, Gold Crest Mines, Inc. ("Gold Crest", "the Company", "the Parent", "us" or "we") incorporated a wholly owned Nevada subsidiary corporation named Amazing Energy Oil and Gas, Co. On October 15, 2014, Gold Crest merged the foregoing wholly owned subsidiary corporation into Gold Crest Mines, Inc. and, pursuant to Nevada law, changed its name to Amazing Energy Oil and Gas, Co. The Company entered into a change in control agreement as the first step in a reverse acquisition process with certain shareholders of Amazing Energy, Inc. on October 7, 2014. Through its primary subsidiary, Amazing Energy, Inc. (also a Nevada corporation) the main business of the Company is the exploration, development, and production of oil and gas in the Permian Basin of west Texas.

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

On July 31, 2016, the Company acquired Gulf South Securities, Inc. ("GSSI") (See Note 6). GSSI was organized to be active in various aspects of the securities industry and is registered as a broker-dealer with the Financial Industry Regulatory Authority ("FINRA") and the Securities and Exchange Commission ("SEC"). FINRA regulatory approval for the change in control is pending.

GSSI is a FINRA limited broker dealer for the purpose of acting as a managing broker dealer to sell and distribute oil and gas drilling limited partnership offerings.

On April 15, 2016, we entered into an agreement with Jed Miesner, our Chairman, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties. As a result, Jilpetco will become our wholly owned subsidiary corporation. On August 25, 2016, we announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom. The parties agreed to allow Jed Miesner to assign certain accounts receivable and to exclude certain personal property from the transaction. In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest. (See Note 5).

Effective August 31, 2016, the Company completed the acquisition of Jilpetco. As the Company and Jilpetco were under common control at the time of the acquisition, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company's Consolidated Financial Statements as of October 31, 2016 and 2015, and July 31, 2016 have been recast to reflect Jilpetco's historical cost basis in its assets and liabilities instead of reflecting the fair market value of the assets and liabilities. The historical balances reflected herein have been adjusted and recast as if the entities had been combined as of August 1, 2015. The difference between the purchase price and historical cost of the net assets acquired has been recorded as an equity contribution of $407,682 from Jilpetco as of August 1, 2016. Intercompany balances and transactions between the entities are eliminated in consolidation of the financial statements.

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These consolidated financial statements do not contain all of the information required for annual financial statements.

The unaudited consolidated financial statements have been prepared using the significant accounting policies as set out in the audited consolidated financial statements of Amazing Energy Oil and Gas, Co. for the year ended July 31, 2016 and Jilpetco accounting policies as outlined below. The unaudited consolidated financial statements should be read in conjunction with the historical financial statements and notes thereto of Amazing Energy Oil and Gas, Co. as filed with the SEC on Form 10-K filed November 14, 2016.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, in accordance with US GAAP applied on a basis consistent with Amazing Energy Oil and Gas, Co. accounting policies. Results as of October 31, 2016 are not necessarily indicative of the results for the year ending July 31, 2017.

Business Combinations

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting. The assets and liabilities are recorded at the transferring entity's historical cost instead of reflecting the fair value of assets and liabilities.

Revenue and Cost Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company's individual interest in the property. Periodically, imbalances between production and nomination volumes can occur for various reasons. In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined. Costs associated with production are expensed in the period in which they are incurred.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at October 31, 2016 and 2015. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.

Note 2. Going Concern

These consolidated financial statements have been prepared in accordance with generally U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in the earnings of the Company. Potentially dilutive securities outstanding are not included in the calculation when such securities would have an anti-dilutive effect on earnings per share.

	October 31, 2016	October 31, 2015
Conversion option on related party debt	11,832,724	13,921,168
Convertible preferred stock	6,490,000	-
Warrants	2,674,576	-
Total potential dilution	20,997,300	13,921,168

Note 4. Oil and Gas Properties

The Company is currently participating in oil and gas exploration activities in Texas. All of the Company's oil and gas properties are located in the United States.

The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty-two wells on these leases. The Company has drilled twenty-two wells throughout this property, with sixteen producing and six shut-in. The oil and gas property balances at October 31, 2016 and July 31, 2016 are set forth in the table below:

	October 31, 2016	July 31, 2016
Proved leasehold costs	$2,477,079	$2,477,079
Cost of wells and development	4,584,682	4,600,327
Asset retirement obligation, asset	166,103	166,103
Total cost of oil and gas properties	7,227,864	7,243,509
Less: Accumulated depletion	(1,026,597)	(997,986)
Oil and gas properties, net full cost method	$6,201,267	$6,245,523

Note 5. Common Control Acquisition of Jilpetco, Inc.

On April 15, 2016, we entered into an agreement with Jed Miesner, our Chairman, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.

On August 25, 2016, we announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom. The parties agreed to allow Jed Miesner to assign certain accounts receivable, and to exclude certain personal property from the transaction. In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest calling for monthly payments of principal and interest and maturing on December 25, 2017. As of October 31, 2016, we have made payments of $150,000 plus interest on this note.

The Company completed the acquisition of Jilpetco on August 31, 2016 (see Note 1. "Description of Business and Basis of Presentation"). As the Company and Jilpetco were under common control at the time of the acquisition, the results of operations have been combined for the Company and Jilpetco as of August 1, 2015. Separate results for the Company and Jilpetco for the three months ended October 31, 2016 and 2015 were as follows:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended			Three Months Ended
	October 31, 2016			October 31, 2015

	Amazing	Jilpetco	Total	Amazing	Jilpetco	Total

Operating Revenue	$51,877	$132,530	$184,407	$122,039	$108,751	$230,790
Operating Expenses	$102,275	$329,372	$431,647	$309,269	$113,388	$422,657
Other Income (Expense)	$(61,624)	$(31,101)	$(92,725)	$(67,356)	$(403)	$(67,759)
Net loss	$(112,022)	$(227,943)	$(339,965)	$(254,586)	$(5,040)	$(259,626)

Earnings per common share:
Basic and Diluted	$(0.002)	$(0.004)	$(0.005)	$(0.005)	$(0.000)	$(0.005)

Intercompany profit between the entities was eliminated in presentation of these results.

Note 6. Acquisition of Gulf South Securities, Inc.

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

The unaudited pro forma financial information below represents the combined results of our operations as if the GSSI acquisition had occurred at August 1, 2015. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

Three Months Ended October 31, 2015
(Unaudited)
Revenue	$230,790
Loss from operations	$(233,292)
Net loss	$(301,051)
Net loss per share available to common stockholders, basic and diluted	$(0.006)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs and goodwill impairment for the period ended October 31, 2015 which are non-recurring and 2) reflect the issuance of common stock as consideration in the acquisition and for payment of acquisition costs.

Note 7. Related Parties Debt

Related Party Convertible Debt

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO and Chairman for $1,940,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At October 31, 2016 and July 31, 2016, the short term components of this loan were $205,448 and $191,029 respectively. The long term amounts at October 31, 2016 and July 31, 2016 were $1,734,551 and $1,748,971 respectively.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At October 31, 2016 and July 31, 2016 the short term components of this loan were $32,913 and $30,162 respectively. The long term amounts at October 31, 2016 and July 31, 2016 were $8,258 and $11,008 respectively. There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock (see below).

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At October 31, 2016 and July 31, 2016, the short term components of this loan were $116,491 and $108,315 respectively. The long term amounts at October 31, 2016 and July 31, 2016 were $983,509 and $991,685 respectively.
Contractual principal maturities for the two loan agreements and the credit facility outstanding at October 31, 2016, for the remaining terms are summarized by year as follows:

	Contractual Principal Maturities
Period Ending			JLM Strategic
October 31,	Jed Miesner	Petro Pro, Ltd.	Investments, LP	Total
2017	$205,448	$116,491	$32,913	$354,852
2018	57,676	32,703	8,258	101,387
2019	62,690	35,319	-	97,609
2020	67,273	38,144	-	105,417
2021	72,655	41,196	-	113,851
Subsequent years	1,474,258	836,147	-	2,308,055
	$1,940,000	$1,100,000	$41,171	$3,081,171

Effective July 31, 2016, the Company authorized the issuance of 9,000 shares of Preferred Series A stock with par value of $0.01 per share. These shares were issued to Jed Miesner, the Company's controlling shareholder, in exchange for cancellation of related party interest payable in the amount of $612,697 and debt payable to JLM Strategic Investments, LP in the amount of $287,303.

No principal payments have been paid on the two loan agreements and the credit facility since their inception. At October 31, 2016, Mr. Miesner has waived any event of default on the aforementioned delinquent payments of principal and interest due on the loans and credit facility.

Notes Payable - Related Parties

On May 27, 2016 Jilpetco entered into loan agreements with Tony Alford, Robert Bories, Robert Manning, Petro Pro Ltd., and Reese Pinney. Messrs. Alford, Manning are members of the Board of Directors and Miesner is Chairman. Messrs. Bories and Pinney are officers of the Company.

Modification of Debt Agreements

On August 15, 2016, the loan agreements were modified to accept additional amounts from all the individual noteholders except Mr. Manning. As of October 31, 2016, no additional amounts have been loaned. The loan is scheduled to mature on November 23, 2016, bear interest at the rate of 8% per annum and pay a participation fee equal to 10% of the principal amount of the loan.

Contractual principal interest & fees for the loan outstanding at October 31, 2016 are summarized as follows:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Contractual Principal Interest & Fees
	Three Months Ended	Three Months Ended
Date	31-Oct-16	31-Oct-16
	Principal	Interest & Fees
Tony Alford	$65,000	$8,501
Robert Bories	$65,000	$8,501
Robert Manning	$20,000	$2,422
Petro Pro Ltd. *1	$65,000	$8,501
Reese Pinney	$15,000	$1,934
Total	$230,000	$29,860
*1 Jed Miesner, the Company's chairman, is a member of Petro Pro Management LLC which is the General Partner of Petro Pro Ltd.

At November 23, 2016, the Noteholders have waived any event of default and have commenced discussion to extend or replace the loan with a new loan agreement. On January 6, 2017, the Company paid 25% of the principal, being $57,500, paid the 10% note fee, being $23,000, and paid the accrued interest through November 23, 2016, being $ 8,035, for a grand total of payments being $88,536.

As of October 31, 2016 and July 31, 2016, the accrued and unpaid interest due to related parties was $91,718 and $0, respectively. Related party interest expense for the quarters ended October 31, 2016 and 2015 was $91,718 and $67,943 respectively.

Note 8. Commitments and Contingencies

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

Mineral Properties – In Alaska, the Company's wholly owned subsidiary Kisa controls or has interests in 38 mining claims covering 5,840 acres. The interests are held under and are subject to state mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the state to hold these claims in good standing.  The commitments and annual assessments will be due no later than November 30, 2016. The carrying value of the claims at October 31, 2016 and July 31, 2016 was $0.

Preferred Stock – In connection with the issuance of the Series A and Series B Preferred Stock as discussed in Note 6 and Note 7, for each new oil and gas well drilled by the Company with funds raised or delivered due to the efforts of the former GSHI officers, now Company officers, the Company will pay Jed Miesner $10,000 in exchange for 100 shares of Series A Preferred Stock and Robert Bories $10,000 in exchange for 100 shares of Series B Preferred Stock.  In the event that the Company drills wells for its own account the Board of Directors of the Company will decide if such wells qualify for the aforementioned redemption.  The Company will promptly cancel any Series A or B Preferred Stock purchased.

Note 9. Stockholders' Equity

Shares Issued for cash – On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share. As of July 31, 2016, 699,400 shares had been sold for $181,844. For the three months ended October 31, 2016, 5,063,698 additional shares were sold for gross proceeds of $1,316,561. The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time. On December 31, 2016, the Company extended the offering period to March 31, 2017.

Note 10. Subsequent Event

The Company, through its subsidiary Kisa Gold Mining Inc. ("Kisa"), has an option agreement with Afranex Gold Limited ("Afranex") which grants Afranex the option to purchase all of the outstanding common stock of Kisa or purchase all of Kisa's right, title and interest in certain mining permits and associated assets of Kisa. The option period was to end on December 31, 2016 or such later date which was to be agreed upon by both parties. On January 3, 2017, Afranex paid a $50,000 non-refundable option fee to the Company, as consideration for extending the option period to March 31, 2017. Afranex agrees to pay the Company, on settlement of the acquisition, a total of $120,000 settlement cash consideration.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management's assessment of the current and historical financial and operating results of the Company and of our financial condition. It is intended to provide information relevant to an understanding of our financial condition, changes in our financial condition and our results of operations and cash flows and should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended October 31, 2016 and in our Annual Report on Form 10-K for the year ended July 31, 2016. Note that any reference to "Amazing", the "Company", "we", "us" or "our" mean Amazing Energy Oil and Gas, Co.

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

Current Activities

Through October 31, 2016, we have drilled twenty-two wells on our leasehold in Pecos County, Texas. Sixteen of the twenty wells are currently productive, and six wells are shut in. During the quarter ended October 31, 2016, we drilled and completed zero wells on our properties.

Results of Operations

The following table presents selected operational and financial data for the three month periods ended October 31, 2016 and 2015, respectively.

	Three Months Ended October 31,
	2016	2015
Revenue, oil and gas sales	$51,877	$122,039
Number of BOE sold	2,531	4,514
Average price per BOE	$20.50	$27.04
Net production (BOE)	2,583	4,509
Average daily net production (BOE)	28	49

Oil Production and Revenue

During the three month period ended October 31, 2016, our net production was 2,583 BOE, or an average of 28 BOE per day, as compared to 4,509 BOE, or an average of 49 BOE per day during the corresponding three month period in 2015.

During the three month period ended October 31, 2016, we sold 2,531 BOE at an average price of $20.50 per BOE, for net revenues of $51,877, as compared to 4,514 BOE at an average price of $27.04 per BOE, for net revenues of $122,039 during the comparative period in 2015.

Depletion

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting. For the three month period ended October 31, 2016, depletion was $28,611 or $11.30 per BOE, as compared to $59,022, or $ 13.08 per BOE for the three month period ended October 31 2015. The decrease in depletion of $30,411 was primarily due to a 44% decrease in production.

As of July 31, 2016, our total proved reserves were 745,190 BOE compared to 576,040 BOE for the year ended July 31, 2015.

Lease Operating Expenses

Lease operating expenses decreased from $(1,805) for the quarter ended October 31, 2016 to $106,009 for the quarter ended October 31, 2015. This decrease for the comparable three month period was primarily due to decreased activity in our development and production program, which in turn was due to the drop in oil prices, and a limited access to drilling funds.

General and Administrative Expenses

For the quarter ended October 31, 2016, our selling, general and administrative expenses were $369,430, compared to $138,355 for the comparative quarter ended October 31, 2015. The increase for the comparable three month period was primarily due to the addition of field employees and field subcontractors used in Jilpetco, as well as the increased use of subcontracted consultants and firms for the Company.

Liquidity and Capital Resources

We had a working capital deficit of $354,034 as of October 31, 2016, compared to a working capital deficit of $624,889 as of July 31, 2016. The decrease in the working capital deficit was primarily due to a decrease in accounts payable.

During the quarter ended October 31, 2016, we raised $1,316,561 through the sale of 5,063,698 restricted shares of common stock.

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

Our operating cash flow is dependent upon many factors, including production levels, sales volume, oil and gas prices and other factors that may be beyond our control. Oil and gas prices decreased substantially from the quarter ended October 31, 2015, to the quarter ended October 31, 2016. During the quarter ended October 31, 2015, oil prices were approximately $27 per barrel.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks is discussed throughout Management's Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 3 of the July 31, 2016, Notes to Consolidated Financial Statements included in our annual Form 10-K Report for the year ended July 31, 2016.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.

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

Business Combinations

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interests method of accounting. The assets and liabilities are recorded at the transferring entity's historical cost instead of reflecting the fair value of assets and liabilities.

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

Revenue and Cost Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company's individual interest in the property. Periodically, imbalances between production and nomination volumes can occur for various reasons. In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined. Costs associated with production are expensed in the period in which they are incurred.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at October 31, 2016 and 2015. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. However, we may begin capitalizing interest in the future. During the three month periods ended October 31, 2016 and 2015, we didn't capitalize any interest.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that has affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended October 31, 2016, we raised $1,316,561 through the sale of 5,063,698 restricted shares of common stock to 23 individuals. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Each purchaser was furnished with the same information that can be found in Part I of a Form S-1 Registration Statement and is a "sophisticated investor" as that term is defined in the rules, regulations, and opinions of the Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY SECURITIES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended October 31, 2016, we issued 5,063,698 restricted shares of common stock to 23 individuals. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Each purchaser was furnished with the same information that can be found in Part I of a Form S-1 Registration Statement and is a "sophisticated investor" as that term is defined in the rules, regulations, and opinions of the Securities and Exchange Commission. The foregoing shares accounted for 7.69% of our total outstanding shares. We failed to file a Form 8-K in conjunction therewith as required by Item 3.02 of Form 8-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on January 13, 2017.

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