Form 10-Q/A
period 2017-01-31
Amazing Energy Oil & Gas, Co.
filed 2017-05-26
CIK 1375618

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,121,040 as of May 15, 2017.

REASON FOR AMENDMENT

The purpose of this Amendment is to include Items 1 and 2 of Part I, which were omitted from our Form 10-Q, for the quarter ended January 31, 2017, which was filed with the SEC on March 22, 2017.  This amendment also includes the effects from reclassification of certain operating expenses for comparability to prior period and re-cast results related to the acquisition of Jilpetco for the prior year ending July 31, 2016.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2017	July 31, 2016 (Recast)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,142,547	$344,148
Oil and gas receivables	46,063	63,910
Oil and gas receivables, related party	-	40,378
Prepaid expense and other current assets	284,704	236,425
TOTAL CURRENT ASSETS	1,473,314	684,861
Property, plant, and equipment, net of accumulated depreciation of $242,502 and $193,563, respectively	616,401	399,077
OIL AND GAS PROPERTIES, Full Cost Method
Evaluated properties, net of accumulated depletion of $1,054,379 and $997,986 respectively	5,545,727	6,245,523
Other assets and restricted cash	76,622	26,622
TOTAL ASSETS	$7,712,064	$7,356,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,880	$260,290
Revenue payable to interest owners	339,786	474,115
Accrued liabilities	22,495	20,922
Interest payable, related parties	126,468	20,324
Current portion of convertible debt, related party	329,506	329,506
Note payable on acquisition, related party	229,167	-
Notes payable to related parties	172,500	230,000
Equipment note payable	49,016	-
TOTAL CURRENT LIABILITIES	1,303,818	1,335,157
LONG TERM LIABILITIES:
Asset retirement obligation	178,899	211,218
Common stock payable	20,000	32,250
Long-term convertible debt, related party	2,751,665	2,751,665
TOTAL LONG-TERM LIABILITIES	2,950,564	2,995,133
TOTAL LIABILITIES	4,254,382	4,330,290
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Series A Preferred Stock, $0.01 par value, 9,000 shares issued and outstanding	90	90
Series B Preferred Stock, $0.01 par value, 50,000 shares issued and outstanding	500	500
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 66,044,116 and 60,839,456 issued and outstanding	66,044	60,840
Additional paid-in capital	29,623,671	27,638,956
Accumulated deficit	(26,232,623)	(24,674,593)
TOTAL STOCKHOLDERS' EQUITY	3,457,682	3,025,793
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,712,064	$7,356,083

The accompanying notes are an integral part of these financial statements.

See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,				Six Months ended January 31,
	2017		2016 (Recast)		2017	2016 (Recast)
REVENUES:
Oilfield service revenue		$76,465		$141,732	$162,671	$216,004
Oil and gas sales		65,037		16,902	119,254	138,941
Total revenue		141,502		158,634	281,925	354,945
OPERATING EXPENSES:
Oil and gas production costs		40,902		-	63,608	20,872
Lease operating expenses		108,588		86,797	136,411	212,513
General and administrative		281,293		145,583	573,172	260,316
Depreciation		31,689		19,938	53,939	39,987
Depletion		27,782		46,416	56,393	105,438
Accretion		2,180		3,363	4,898	6,753
Gain on sale of mineral rights		(50,000)		(146,898)	(50,000)	(146,898)
Write-off of leasehold interest		-		-	-	46,127
Total operating expenses		442,434		155,199	838,421	545,108
LOSS FROM OPERATIONS		(300,932)		3,435	(556,496)	(190,163)
OTHER INCOME (EXPENSE):
Interest income		174		185	2,726	369
Interest expense		(5,629)		-	(19,667)	-
Interest expense, related parties		(61,630)		(67,944)	(123,260)	(135,887)
Total other income (expense)		(67,085)		(67,759)	(140,201)	(135,518)
NET LOSS		$(368,017)		$(64,324)	$(696,697)	$(325,681)
NET LOSS PER COMMON SHARE - Basic and diluted	$	Nil	$	Nil	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted		64,411,053		53,462,452	63,884,346	53,541,990

The accompanying notes are an integral part of these financial statements
See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended January 31,
	2017	2016 (Recast)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(696,697)	$(325,681)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock issued for services	12,375	15,000
Gain from sale of leasehold and mineral rights	(50,000)	(146,898)
Write-off of leasehold interest	-	46,127
Depreciation expense	53,939	39,987
Depletion expense	56,393	105,438
Accretion expense	4,898	6,753
Changes in operating assets and liabilities
Oil and gas receivables	17,847	(226,750)
Oil and gas receivables, related party	40,378	112,676
Prepaid expenses and other current asset	(48,279)	(36,937)
Accounts payable	(225,410)	(33,608)
Revenue payable to interest owners	(134,329)	(232,682)
Accrued liabilities	1,573	(59,558)
Interest payable, related parties	106,144	134,739
NET CASH (USED IN) OPERATING ACTIVITIES	(861,168)	(601,394)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from optioned mineral properties	50,000	50,000
Proceeds from sale of working interests, oil and gas properties	656,596	-
Purchase of secured letter of credit, restricted	(50,000)	-
Acquisition of property and equipment	(218,271)	-
Acquisition of oil and gas properties	(50,410)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	387,915	50,000
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock payable	20,000	-
Proceeds from sale of common stock	1,583,961	-
Payments on equipment note payable	(3,976)	-
Payments on notes payable	(57,500)	(63,324)
Payments on notes payable on acquisition, related party	(270,833)	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,271,652	(63,324)
NET INCREASE (DECREASE) IN CASH	798,399	(614,718)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	344,148	974,563
CASH AND CASH EQUIVALENTS OF PERIOD	$1,142,547	$359,845
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired with note payable	$52,992	$-
Issuance of related party note payable for common control entity acquisition (Note 5)	500,000	-
Deemed equity contribution of common control entity (Note 1)	362,333	-
Oil and gas properties purchased with accounts payable, related party	-	55,634
Loan and deposit exchanged for mineral property	-	100,212
Common stock issued for common stock payable	32,250

The accompanying notes are an integral part of these financial statements

See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

NOTE 1 – NATURE OF OPERATIONS

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

On July 31, 2016, the Company acquired Gulf South Securities, Inc. ("GSSI") (See Note 7). GSSI was organized to be active in various aspects of the securities industry and is registered as a broker-dealer with the Financial Industry Regulatory Authority ("FINRA") and the Securities and Exchange Commission ("SEC"). FINRA regulatory approval for the change in control is pending.

GSSI is a FINRA limited broker dealer for the purpose of acting as a managing broker dealer to sell and distribute oil and gas drilling limited partnership offerings.

On April 15, 2016, the Company entered into an agreement with Jed Miesner, the Chairman of the Company's board of directors, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties. As a result, Jilpetco became a wholly owned subsidiary corporation of the Company. On August 25, 2016, we announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom. The parties agreed to allow Jed Miesner to assign certain accounts receivable and to exclude certain personal property from the transaction. In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest. (See Note 6).

Effective August 31, 2016, the Company completed the acquisition of Jilpetco. As the Company and Jilpetco were under common control at the time of the acquisition, it is required under U.S. GAAP to account for this common control acquisition similar to the pooling of interest method of accounting. Under this method of accounting, the Company's Consolidated Financial Statements as of January 31, 2017 and July 31, 2016 have been recast to reflect Jilpetco's historical book basis in its assets and liabilities instead of reflecting the fair market value of the assets and liabilities. The historical balances reflected herein have been adjusted and recast as if the entities had been combined as of August 1, 2015. The difference between the purchase price and historical cost of the net assets acquired was recorded as a deemed equity contribution of $362,333 as of August 1, 2016.  Intercompany balances and transactions between the entities are eliminated in consolidation of the financial statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These consolidated financial statements do not contain all of the information required for annual financial statements.

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

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, in accordance with US GAAP applied on a basis consistent with Amazing Energy Oil and Gas, Co. accounting policies. Results as of January 31, 2017 are not necessarily indicative of the results for the year ending July 31, 2017.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Going Concern

These consolidated financial statements have been prepared in accordance with generally U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2017, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and statements of operations, the Company has an accumulated deficit of $26,232,623.  At January 31, 2017, the Company's working capital was $169,496. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at January 31, 2017 and 2016. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.

Asset Retirement Obligations

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long lived asset. The Company depletes the amount added to proved oil and gas property costs and gathering assets using the units-of-production method. The Company's asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is allocated to operating expense using a systematic and rational method

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period and includes no dilution.  Diluted EPS reflects the potential dilution of securities that could occur from common shares issuable through convertible debt, convertible preferred stock and warrants.

The outstanding securities at January 31, 2017 and 2016, that could have a dilutive effect are as follows:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

	January 31, 2017	January 31, 2016
Conversion option on related party debt	11,832,724	13,921,168
Convertible preferred stock	6,490,000	-
Warrants	2,674,576	-
Total potential dilution	20,997,300	13,921,168

For the three and six month periods ended January 31, 2017 and 2016, respectively, the effect of the Company's outstanding common stock equivalents would have been anti-dilutive.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

As of January 31, 2017 and July 31, 2016, the prepaid expense and other current asset balance was composed of the following:

	January 31, 2017	July 31, 2016 (Recast)

Prepaid expense	$58,638	$35,028
Billable well and completion costs	226,066	201,397
Total prepaid expense and other current assets	$284,704	$236,425

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas. The Company's oil and gas properties are located entirely in the United States.

The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty-two wells on these leases. The Company has drilled twenty-two wells throughout this property, with sixteen producing and six shut-in. The oil and gas property balances at January 31, 2017 and July 31, 2016 are set forth in the table below:

	January 31, 2017	July 31, 2016 (Recast)

Proved leasehold costs	$1,849,592	$2,477,079
Cost of wells and development	4,621,628	4,600,327
Asset retirement obligation, asset	128,886	166,103
Total cost of oil and gas properties	6,600,106	7,243,509
Less: Accumulated depletion	(1,054,379)	(997,986)
Oil and gas properties, net full cost method	$5,545,727	$6,245,523

On November 1, 2016, the Company sold 60% working interest on three wells in oil and gas properties which resulted in a reduction in total oil and gas properties of $590,270 for the three months ended January 31, 2017.

For the six months ended January 31, 2017, the Company has sold an 11% working interest in four wells and a 60% working interest in three wells.  The sale of working interests in seven wells resulted in a reduction in oil and gas properties of $656,596 for the six months ended January 31, 2017.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

NOTE 6 – COMMON CONTROL ACQUISITION OF JILPETCO, INC.

On April 15, 2016, the Company entered into an agreement with Jed Miesner, the Chairman of the Company's Board of Directors, to acquire all of his interest (100% of the total outstanding shares of common stock) in Jilpetco, Inc., a Texas corporation ("Jilpetco") in consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties.

On August 25, 2016, the Company announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom. The parties agreed to allow Jed Miesner to assign certain accounts receivable, and to exclude certain personal property from the transaction. In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest calling for monthly payments of principal and interest and maturing on December 25, 2017. As of January 31, 2017, the Company made payments of $150,000 plus interest on this note.

The Company completed the acquisition of Jilpetco on August 31, 2016 (see Note 1 - Description of Business and Basis of Presentation). As the Company and Jilpetco were under common control at the time of the acquisition, the results of operations have been combined (recast) for the Company and Jilpetco as of August 1, 2015.

Separate results for the Company and Jilpetco for the three months ended January 31, 2017 and 2016 were as follows:

	Three months ended January 31,
	2017			2016
	Amazing	Jilpetco	Total	Amazing	Jilpetco	Total

Operating Revenue	$65,037	$76,465	$141,502	$16,902	$141,732	$158,634
Operating Expenses	(318,544)	(123,890)	(442,434)	(88,055)	(67,144)	(155,199)
Other Income (Expense)	(63,797)	(3,288)	(67,085)	(67,336)	(423)	(67,759)
Net income (loss)	$(317,304)	$(50,713)	$(368,017)	$(138,489)	$74,165	$(64,324)
Earnings per common share: Basic and Diluted	$(0.01)	$Nil	$(0.01)	$Nil	$Nil	$Nil

Separate results for the Company and Jilpetco for the six months ended January 31, 2017 and 2016 were as follows:

	Six months ended January 31,
	2017			2016
	Amazing	Jilpetco	Total	Amazing	Jilpetco	Total

Operating Revenue	$119,254	$162,671	$281,925	$138,941	$216,004	$354,945
Operating Expenses	(572,091)	(266,330)	(838,421)	(417,031)	(128,077)	(545,108)
Other Income (Expense)	(127,679)	(12,522)	(140,201)	(134,692)	(826)	(135,518)
Net loss	(580,516)	(116,181)	(696,697)	(412,782)	87,101	(325,681)
Earnings per commons share: Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$0.00	$(0.01)

Intercompany profit between the entities was eliminated in presentation of these results.

NOTE 7 - ACQUISITION OF GULF SOUTH SECURITIES, INC.

On July 31, 2016, the Company issued 5,373,528 shares of common stock and 2,674,576 common stock purchase warrants to Gulf South Holdings, Inc. ("GSHI") and others in consideration of GSHI transferring to us 100,000 shares of common stock of Gulf South Securities, Inc. ("GSSI"), a registered broker-dealer located in Gig Harbor, WA.  The 100,000 shares received by the Company constituted all of the issued and outstanding shares of common stock of GSSI.  The common stock purchase warrants have an exercise price of $0.60 per share and are exercisable through July 31, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Further, the Company issued 50,000 restricted shares of its Series B Preferred Stock to Bories Capital, LLC. These preferred shares were issued to Bories Capital, LLC, owned by Robert Bories, an officer of the Company as of January 31, 2017. Robert Bories is an officer of GSHI and Bories Capital, LLC has released its security interest in the common stock of GSSI.  Upon the completion of the foregoing stock exchange, GSSI became a wholly owned subsidiary corporation of the Company. GSSI is an SEC, FINRA registered securities broker-dealer.

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

	Three months ended January 31, 2016	Six months ended January 31, 2016
Revenue	$158,634	$354,945
Operating expenses	(358,854)	(790,188)
Other income (expense)	(67,759)	(135,518)
Net loss	$(267,979)	$(570,761)
Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.01)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs and goodwill impairment for the period ended January 31, 2016 which are non-recurring and 2) reflect the issuance of common stock as consideration in the acquisition and for payment of acquisition costs.

NOTE 8 – RELATED PARTY TRANSACTIONS

Convertible Debt - Related Party

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO and Chairman for $1,940,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At January 31, 2017 and July 31, 2016, the short-term components of this loan were $191,092, respectively. The long-term amounts at January 31, 2017 and July 31, 2016 were $1,748,971 respectively.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At January 31, 2017 and July 31, 2016, the current components of this loan was $108,315, respectively.  The long-term amounts at January 31, 2017 and July 31, 2016 was $991,685, respectively.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock (see below).  At January 31, 2017 and July 31, 2016, the current components of this loan was $30,162.  The long-term amounts at January 31, 2017 and July 31, 2016 was $11,009.

On February 1, 2015, the Company amended the related party loan agreements discussed above. The amendments included modifying the terms of the notes to adjust the interest rate to 8% for two years following the amendment date, a rate of 6% for the following 2 years and a rate of Prime plus 2% for the remaining years. The amended notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders. If converted, these notes and accrued interest as of January 31, 2017, would convert into 6,041,775 shares of Amazing Energy, Inc.'s common stock which can then be converted into 13,921,168 shares of the Company.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Contractual principal maturities for the two loan agreements and the credit facility outstanding at January 31, 2017, for the remaining terms are summarized by year as follows:

	Contractual Principal Maturities
Period ending January 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2018	$191,029	$108,315	$30,162	$329,506
2019	57,676	32,703	11,009	101,388
2020	62,690	35,319	-	98,009
2021	67,273	38,144	-	105,417
2022	72,655	41,196	-	113,851
Subsequent years	1,488,677	844,323	-	2,333,000
	$1,940,000	$1,100,000	$41,171	$3,081,171

Effective July 31, 2016, the Company authorized the issuance of 9,000 shares of Preferred Series A stock with par value of $0.01 per share. These shares were issued to Jed Miesner, the Company's controlling shareholder, in exchange for cancellation of related party interest payable in the amount of $612,697 and debt payable to JLM Strategic Investments, LP in the amount of $287,303.

No principal payments have been paid on the two loan agreements and the credit facility since their inception. At January 31, 2017, Mr. Miesner has waived any event of default on the aforementioned delinquent payments of principal and interest due on the loans and credit facility.

As of January 31, 2017, and July 31, 2016, the accrued and unpaid interest due to related parties was $123,361 and $Nil, respectively. Related party interest expense for the three months ended January 31, 2017 and 2016 was $61,630 and $67,370, respectively.  Related party interest expense for the six months ended January 31, 2017 and 2016, was $123,360 and $134,739, respectively.

At January 31, 2017, the balance of the convertible debt was convertible to 11,832,724 shares of common stock at a conversion price of $0.60 per share.

Notes Payable - Related Parties

On May 27, 2016 Jilpetco entered into loan agreements with Tony Alford, Robert Bories, Robert Manning, Petro Pro Ltd., and Reese Pinney. Messrs. Alford, Manning are members of the Board of Directors and Miesner is Chairman. Messrs. Bories and Pinney are officers of the Company. The aggregate principal amount of the notes was $230,000.

The loan is scheduled to mature on November 23, 2016, bear interest at the rate of 8% per annum and pay a participation fee equal to 10% of the principal amount of the loan.  On August 15, 2016, the loan agreements were modified to accept additional amounts from all the individual noteholders except Mr. Manning. As of January 31, 2017, no additional amounts have been loaned.

Contractual principal interest and fees for the loan outstanding at January 31, 2017 are summarized as follows:

	Contractual Principal Interest & Fees
	Principal	Interest & Fees
Tony Alford	$48,750	$906
Robert Bories	48,750	906
Robert Manning	15,000	279
Petro Pro Ltd. *1	48,750	906
Reese Pinney	11,250	210
Total	$172,500	$3,207

*1 Jed Miesner, the Company's chairman, is a member of Petro Pro Management LLC which is the General Partner of Petro Pro Ltd.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

At November 23, 2016, the Noteholders have waived any event of default and have commenced discussion to extend or replace the loan with a new loan agreement. On January 6, 2017, the Company paid 25% of the principal, being $57,500, paid the 10% note fee, being $23,000, and paid the accrued interest through November 23, 2016, being $ 8,035, for a grand total of payments being $88,536.

As of January 31, 2017 and July 31, 2016, the accrued and unpaid interest due to related parties was $91,718 and $0, respectively. Related party interest expense for the three months ended January 31, 2017 and 2016 was $123,718 and $67,944 respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

During three months ended January 31, 2017, the Company revised its Asset Retirement Obligation to reflect the sale of certain working interests in its oil and gas properties considered to be subject to remediation exposure for the Company.  The decrease in present value liability was subtracted from the Company's Asset Retirement Obligation Asset which shall be amortized over the remaining useful life of its oil and gas properties.

The information below reconciles the value of the asset retirement obligation for three and six month periods ended January 31, 2017 and January 31, 2016, respectively:

	For the three months ended January 31,
	2017	2016
Beginning balance	$213,935	$247,307
Accretion expense	2,181	3,363
Revisions in estimated cash flow	(37,217)	-
Ending balance, January 31, 2017	$178,899	$250,670

	For the six months ended January 31,
	2017	2016
Beginning balance	$211,218	$240,254
Asset retirement obligation incurred	-	3,663
Accretion expense	4,898	6,753
Revisions in estimated cash flow	(37,217)	-
Ending balance, January 31, 2017	$178,899	$250,670

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

Lease commitments

The Company's principal executive offices are in leased office space in Amarillo, Texas. The leased office space consists of approximately 3,700 square feet and is leased through February 28, 2019 at an annual cost of approximately $52,000.

Mineral properties

In Alaska, the Company's wholly owned subsidiary Kisa controls or has interests in 38 mining claims covering 5,840 acres. The interests are held under and are subject to state mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the state to hold these claims in good standing.  The commitments and annual assessments will be due no later than November 30, 2016. The carrying value of the claims at January 31, 2017 and July 31, 2016 was $0. (See Note 12)

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

Preferred Stock

In connection with the issuance of the Series A and Series B Preferred Stock as discussed in Note 6 and Note 7, for each new oil and gas well drilled by the Company with funds raised or delivered due to the efforts of the former GSHI officers, now Company officers, the Company will pay Jed Miesner $10,000 in exchange for 100 shares of Series A Preferred Stock and Robert Bories $10,000 in exchange for 100 shares of Series B Preferred Stock.  In the event that the Company drills wells for its own account the Board of Directors of the Company will decide if such wells qualify for the aforementioned redemption.  The Company will promptly cancel any Series A or B Preferred Stock purchased. As of January 31, 2017, there was no redemption or accrual made under this provision.

NOTE 11 – STOCKHOLDERS' EQUITY

Shares Issued for cash

On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share. As of July 31, 2016, 699,400 shares had been sold for $181,844. For the three months ended January 31, 2017, 1,105,386 additional shares were sold for gross proceeds of $287,400 and for the six months ended January 31, 2017, 6,169,084 shares were sold for gross proceeds of $1,603,962.

Cumulatively, as of January 31, 2017, the private placement has sold 6,868,484 restricted shares of common stock for total gross proceeds of $1,785,806. For the three months ended January 31, 2017, the Company issued 2,247,117 restricted shares of common stock for gross proceeds of $584,250.

The Company may, in its sole discretion, extend the offering period to March 31, 2017 or terminate the offering at any time. On December 31, 2016, the Company extended the offering period to March 31, 2017.

Shares Issued in lieu of cash for services

On January 20, 2017, the Company issued 112,500 restricted shares of common stock for services provided by a vendor.  The shares issued were payment of $32,250 for common stock payable at July 31, 2016 and $12,375 in services for the six months ended January 31, 2017. The shares were issued at a fair value of $0.40 per share.

Warrants

There were no warrants issued or exercised during the three and six months ended January 31, 2017 and January 31, 2016, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company, through its subsidiary Kisa Gold Mining Inc. ("Kisa"), has an option agreement with Afranex Gold Limited ("Afranex") which grants Afranex the option to purchase all of the outstanding common stock of Kisa or purchase all of Kisa's right, title and interest in certain mining permits and associated assets of Kisa. The option period was to end on December 31, 2016 or such later date which was to be agreed upon by both parties. On January 3, 2017, Afranex paid a $50,000 non-refundable option fee to the Company, as consideration for extending the option period to March 31, 2017. Afranex agrees to pay the Company, on settlement of the acquisition, a total of $120,000 settlement cash consideration.   On March 29, 2017, the Company received $120,000 from Afranex.

On April 30, 2017, the Company issued 78,324 restricted shares of its common stock at $0.26 per share pursuant to the terms of a private placement offering (Note 11) for proceeds received on January 24, 2017.  The fair value of the shares of $20,000 is included in "Common Stock Payable" at January 31, 2017.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017

NOTE 13 – REVISION OF FINANCIAL STATEMENTS

When preparing the consolidated financial statements for the six months ended January 31, 2017, management determined that certain Jilpetco (see Note 6) amounts included in the October 31, 2016 consolidated financial statements required revision.  The previously issued Consolidated Balance Sheets as of July 31, 2016 and October 31, 2016 and Consolidated Statement of Operations for the three-month period ended October 31, 2016 have been revised as follows:

Balance sheet (recast) at July 31, 2016	As previously reported	Revision	As Revised
Cash	$344,148	$-	$344,148
Other Current Assets	425,564	(84,851)	340,713
Property and equipment, net	420,019	(20,942)	399,077
Oil and gas properties, net	6,245,523	-	6,245,523
Other assets	26,622	$-	$26,622
Total assets	$7,461,876	(105,793)	7,356,083

Current liabilities	$1,394,601	$(59,444)	$1,335,157
Long term liabilities	2,995,133	-	2,995,133
Total liabilities	4,389,734	(59,444)	4,330,290
Preferred stock	590	-	590
Common stock	60,840	-	60,840
Additional paid in Capital	27,638,956	-	27,638,956
Accumulated deficit	(24,628,244)	(46,349)	(24,674,593)
Total shareholders' equity	3,072,142	(46,349)	3,025,793
Total liabilities and shareholders' equity	$7,461,876	$(105,793)	$7,356,083

Balance sheet (recast) at October 31, 2016	As previously reported	Revision	As Revised
Cash	$1,119,598	$(50,000)	$1,069,598
Other Current Assets	312,777	169,302	482,079
Property and equipment, net	659,955	(26,646)	633,309
Oil and gas properties, net	6,201,267	(158,399)	6,042,868
Other assets	26,622	$50,000	$76,622
Total assets	$8,320,219	(15,743)	8,304,476

Current liabilities	$1,786,409	$281,771	$2,068,180
Long term liabilities	2,985,069	25,153	3,010,222
Total liabilities	4,771,478	306,924	5,078,402
Preferred stock	590	-	590
Common stock	64,904	(1,107)	63,797
Additional paid in Capital	29,358,137	(331,844)	29,026,293
Accumulated deficit	(25,874,890)	10,284	(25,864,606)
Total shareholders' equity	3,548,741	(322,667)	3,226,074
Total liabilities and shareholders' equity	$8,320,219	$(15,743)	$8,304,476

	For the three months ended October 31, 2016
Statement of Operations	As previously reported	Revision	As Revised
Revenue	$184,407	$(43,984)	$140,423
Operating expenses	(431,646)	35,659	(395,987)
Other income (expense)	(92,725)	19,609	(73,116)
Net income (loss)	$(339,964)	$11,284	$(328,680)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management's assessment of the current and historical financial and operating results of the Company and of its financial condition. It is intended to provide information relevant to an understanding of the Company's financial condition, changes in its financial condition and its results of operations and cash flows and should be read in conjunction with its unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended January 31, 2017 and in its Annual Report on Form 10-K for the year ended July 31, 2016. Note that any reference to "Amazing", the "Company", "we", "us" or "our" mean Amazing Energy Oil and Gas, Co.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "plan", "estimate," "anticipate," "intend," "project," "will," "predicts," "seeks," "may," "would," "could," "potential," "continue," "ongoing," "should" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Current Activities

Through January 31, 2017, the Company has drilled twenty-two wells on its leasehold in Pecos County, Texas. Sixteen of the twenty wells are currently productive, and six wells are shut in. During the quarter ended January 31, 2017, the Company drilled and completed zero wells on its properties.

Results of Operations

The following table presents selected operational and financial data for the three month periods ended January 31, 2017 and 2016, respectively.

	Three months ended January 31,
	2017	2016	Change	% Change
Revenue, oil and gas sales	$65,037	$16,902	$48,135	298.6%
Number of BOE sold	2,481	3,428	(947)	(27.6%)
Average price per BOE	$26.21	$4.93	$22	450.8%
Net production (BOE)	2,770	3,421	(651)	(19.0%)
Average daily net production (BOE)	30.1	37.2	(7.1)	(19.0%)

The following table presents selected operational and financial data for the six month periods ended January 31, 2017 and 2016, respectively.

	Six months ended January 31,
	2017	2016	Change	% Change
Revenue, oil and gas sales	$119,254	$138,941	$(19,687)	(14.2%)
Number of BOE sold	5,012	7,942	(2,930)	(36.9%)
Average price per BOE	$23.79	$17.49	$6.30	36.0%
Net production (BOE)	5,353	7,930	(2,577)	(32.5%)
Average daily net production (BOE)	29.1	43.1	(14.0)	(32.5%)

Oil Production and Revenue

During the three month period ended January 31, 2017, net production was 2,770 BOE, or an average of 30.1 BOE per day, as compared to 3,421 BOE, or an average of 37.2 BOE per day during the corresponding three month period in 2016.

During the three month period ended January 31, 2017, the Company sold 2,481 BOE at an average price of $26.21 per BOE, for net revenues of $65,037, as compared to 3,428 BOE at an average price of $4.93 per BOE, for net revenues of $16,902 during the comparative period in 2016.

During the six month period ended January 31, 2017, net production was 5,353 BOE, or an average of 29.1 BOE per day, as compared to 7,930 BOE, or an average of 43.1 BOE per day during the corresponding six month period in 2016.

During the six months ended January 31, 2017, the Company sold 5,012 BOE at an average price of $23.79 per BOE, for net revenues of $119,254, as compared to 7,942 BOE at an average price of $17.49 per BOE, for net revenues of $138,941 during the comparative six month period in 2016

Depletion

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.

For the three month period ended January 31, 2017, depletion was $27,782 or $10.03 per BOE, as compared to $46,616, or $13.57 per BOE for the three month period ended January 31, 2016. The decrease in depletion of $18,634 was primarily due to a 19% decrease in production during the quarter.

For the six month period ended January 31, 2017, depletion was $56,393 or $10.53 per BOE as compared to $105,438 or $13.30 per BOE for the six months ended January 31, 2016.

As of July 31, 2016, the Company's total proved reserves were 745,190 BOE compared to 576,040 BOE for the year ended July 31, 2015.

Lease Operating Expenses

Lease operating expenses increased $21,791 from $86,797 for the quarter ended January 31, 2016 to $108,588 for the quarter ended January 31, 2017. This increase from the comparable three month period was primarily due to increased activity in the Company's development and production program, which in turn was due to the drop in oil prices, and a limited access to drilling funds.

Lease operating expenses decreased $76,102 from $212,513 for the six months ended January 31, 2016 to $136,411 for the quarter ended January 31, 2017. This decrease for the comparable six month period was primarily due to decreased activity in the Company's development and production program, which in turn was due to the drop in oil prices, and a limited access to drilling funds. Consequently, lease operating expenses decreased from the prior year.

General and Administrative Expenses

For the three months ended January 31, 2017, the Company's selling, general and administrative expenses were $281,293 compared to $145,583 for the comparative quarter ended January 31, 2016. The increase for the comparable three-month period was primarily due to expenses not previously reported as a result of the acquisition of Jilpetco and associated professional fees related to the acquisition.

For the six months ended January 31, 2017, the Company's selling, general and administrative expenses were $573,173 compared to $260,316 for the comparative quarter ended January 31, 2016.

Liquidity and Capital Resources

The Company had a working capital of $169,496 as of January 31, 2017, compared to a working capital deficit of $650,296 as of July 31, 2016. The increase in the working capital deficit was primarily due to cash on hand resulting from sale of common stock.

The Company continues to seek sufficient capital to expand its drilling program. The most cost effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would be 100% of the drilling and completion funds provided by such working interest participant and the funding source receiving a 75% working interest in the applicable wells. We would retain a 25% carried working interest in such a drilling program.

The Company's operating cash flow is dependent upon many factors, including production levels, sales volume, oil and gas prices and other factors that may be beyond its control.

Revision of Financial Statements

When preparing the consolidated financial statements for the six months ended January 31, 2017, management determined that certain Jilpetco (see Note 6) amounts included in the October 31, 2016 consolidated financial statements required revision (Note 13).  The revisions did not materially affect total assets, liabilities, stockholder's equity or net loss as previously reported.

Critical Accounting Policies and Recent Accounting Pronouncements

The Company has identified the policies below as critical to business operations and the understanding of the Company's financial statements. The impact of these policies and associated risks is discussed throughout Management's Discussion and Analysis where such policies affect the Company's reported and expected financial results. A complete discussion of the Company's accounting policies is included in Note 3 of the July 31, 2016, Notes to Consolidated Financial Statements included in its annual Form 10-K Report for the year ended July 31, 2016.

Principles of Consolidation

The Company's consolidated financial statements include all its subsidiaries.

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

Oil and Gas Reserve Information

The information regarding the Company's oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon reservoir evaluation, price and other assumptions used in preparing its annual reserve study. A qualified independent petroleum engineer was engaged to prepare the estimates of the Company's oil and gas reserves in accordance with applicable reservoir engineering standards and in accordance with Securities and Exchange Commission guidelines. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties which are undeveloped or have a limited production history. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. The Company's oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of its assets.

Full Cost Method of Accounting

The Company accounts for its oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of the Company's properties are located within the continental United States.

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. However, we may begin capitalizing interest in the future. During the three-month periods ended January 31, 2017 and 2016, we didn't capitalize any interest.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.                  CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the company believes that these material weaknesses are due to the small size of the company's accounting staff. The small size of the company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2017 that has affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended January 31, 2017, we raised $1,316,561 through the sale of 5,063,698 restricted shares of common stock to 23 individuals. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Each purchaser was furnished with the same information that can be found in Part I of a Form S-1 Registration Statement and is a "sophisticated investor" as that term is defined in the rules, regulations, and opinions of the Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY SECURITIES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended January 31, 2017, we issued 5,063,698 restricted shares of common stock to 23 individuals. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Each purchaser was furnished with the same information that can be found in Part I of a Form S-1 Registration Statement and is a "sophisticated investor" as that term is defined in the rules, regulations, and opinions of the Securities and Exchange Commission. The foregoing shares accounted for 7.69% of its total outstanding shares. The Company failed to file a Form 8-K in conjunction therewith as required by Item 3.02 of Form 8-K.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.	10-K	11/14/16	3.16
3.17	Bylaws of Gulf South Securities, Inc.	10-K	11/14/16	3.17
3.18	Articles of Incorporation – Jilpetco, Inc.	10-K	11/14/16	3.18
3.19	Bylaws of Jilpetco, Inc.	10-K	11/14/16	3.19
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	10a
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10

10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-K	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/14/16	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on May 24, 2017.

AMAZING ENERGY OIL AND GAS, CO.

By:	JED MIESNER
Jed Miesner
Chief Executive Officer

By:	STEPHEN SALGADO
Stephen Salgado
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.	10-K	11/14/16	3.16
3.17	Bylaws of Gulf South Securities, Inc.	10-K	11/14/16	3.17
3.18	Articles of Incorporation – Jilpetco, Inc.	10-K	11/14/16	3.18
3.19	Bylaws of Jilpetco, Inc.	10-K	11/14/16	3.19
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	10a
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9

10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-K	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/14/16	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X