Form 10-Q
period 2017-03-31
Amazing Energy Oil & Gas, Co.
filed 2017-06-19
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
April 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 66,581,040 as of June 16, 2017.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30, 2017	July 31, 2016 (Recast)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$984,200	$344,148
Accounts receivable	47,645	63,910
Oil and gas receivables	20,623	40,378
Prepaid expense and other current assets	397,403	236,425
TOTAL CURRENT ASSETS	1,449,871	684,861
Property, plant, and equipment, net of accumulated depreciation of $278,750 and $193,563, respectively	574,781	399,077
OIL AND GAS PROPERTIES, Full Cost Method
Evaluated properties, net of accumulated depletion of $1,083,442 and $997,986 respectively	5,521,756	6,245,523
Other assets and restricted cash	76,622	26,622
TOTAL ASSETS	$7,623,030	$7,356,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$148,007	$260,290
Revenue payable to interest owners	295,584	474,115
Accrued liabilities	19,137	20,922
Interest payable, related parties	191,482	20,324
Current portion of convertible debt, related party	329,506	329,506
Note payable on acquisition, related party	166,667	-
Notes payable to related parties	172,500	230,000
Equipment note payable	49,016	-
TOTAL CURRENT LIABILITIES	1,371,899	1,335,157
LONG TERM LIABILITIES:
Asset retirement obligation	181,096	211,218
Common stock payable		32,250
Long-term convertible debt, related party	2,751,665	2,751,665
TOTAL LONG-TERM LIABILITIES	2,932,761	2,995,133
TOTAL LIABILITIES	4,304,660	4,330,290
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value per share, 10,000,000 shares authorized, no shares issued and outstanding		-
Series A Preferred Stock, $0.01 par value, 9,000 shares issued and outstanding	90	90
Series B Preferred Stock, $0.01 par value, 50,000 shares issued and outstanding	500	500
Common stock, $0.001 par value per share, 3,000,000,000 shares authorized, 66,121,040 and 60,839,456 issued and outstanding	66,122	60,840
Additional paid-in capital	29,643,594	27,638,956
Accumulated deficit	(26,391,936)	(24,674,593)
TOTAL STOCKHOLDERS' EQUITY	3,318,370	3,025,793
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,623,030	$7,356,083

The accompanying notes are an integral part of these financial statements.
See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended April 30,		Nine months ended April 30,
	2017	2016 (Recast)	2017	2016 (Recast)
REVENUES:
Oilfield service revenue	$69,394	$51,397	$232,065	$267,401
Oil and gas sales	71,468	49,493	190,722	188,434
Total revenue	140,862	100,890	422,787	455,835
OPERATING EXPENSES:
Oil and gas production costs	22,669	-	86,277	20,872
Lease operating expenses	108,970	179,996	245,381	392,508
General and administrative	154,061	81,418	727,234	341,735
Depreciation	36,247	20,157	90,186	60,144
Depletion	29,063	22,133	85,456	127,571
Accretion	2,197	3,363	7,095	10,116
Gain on sale of mineral rights	(120,000)	-	(170,000)	(146,898)
Write-off of leasehold interest	-	-	-	46,127
Total operating expenses	233,207	307,067	1,071,629	852,175
LOSS FROM OPERATIONS	(92,345)	(206,177)	(648,842)	(396,340)
OTHER INCOME (EXPENSE):
Interest income	97	238	2,823	607
Interest expense	(2,049)	-	(14,793)	(1,510)
Interest expense, related parties	(65,015)	(67,731)	(195,198)	(202,108)
Total other income (expense)	(66,967)	(67,493)	(207,168)	(203,011)
NET LOSS	$(159,312)	$(273,670)	$(856,010)	$(599,351)
NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.01)	(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	66,071,774	53,491,528	63,774,261	53,464,977

The accompanying notes are an integral part of these financial statements
See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended April 30,
	2017	2016 (Recast)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(856,010)	$(599,351)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock issued for services	12,375	15,000
Gain from sale of leasehold and mineral rights	(170,000)	(146,898)
Write-off of leasehold interest		46,127
Depreciation expense	90,186	60,144
Depletion expense	85,456	127,571
Accretion expense	7,095	10,116
Changes in operating assets and liabilities
Oil and gas receivables	(4,358)	(41,358)
Oil and gas receivables, related party	40,378	-
Prepaid expenses and other current asset	(160,978)	(4,673)
Accounts payable	(112,283)	(19,047)
Revenue payable to interest owners	(178,530)	(300,950)
Accrued liabilities	(1,785)	(67,261)
Interest payable, related parties	171,158	202,107
NET CASH USED IN OPERATING ACTIVITIES	(1,077,296)	(718,473)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from leasehold and mineral rights	170,000	50,000
Proceeds from sale of working interests, oil and gas properties	656,596	-
Purchase of secured letter of credit, restricted	(50,000)	-
Acquisition of property and equipment	(212,898)	-
Acquisition of oil and gas properties	(55,502)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	508,196	50,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,603,961	-
Payments on equipment note payable	(3,976)	-
Payments on notes payable	(57,500)	(63,324)
Payments on notes payable on acquisition, related party	(333,333)	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,209,152	(63,324)
NET INCREASE (DECREASE) IN CASH	640,052	(731,797)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	344,148	974,563
CASH AND CASH EQUIVALENTS OF PERIOD	$984,200	$242,766
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired with note payable	$52,992	$-
Issuance of related party note payable for common control entity acquisition (Note 5)	500,000	-
Deemed equity contribution of common control entity (Note 1)	361,333	-
Oil and gas properties purchased with accounts payable, related party	-	55,634
Loan and deposit exchanged for mineral property	-	100,212

The accompanying notes are an integral part of these financial statements
See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

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

Effective August 31, 2016, the Company completed the acquisition of Jilpetco. As the Company and Jilpetco were under common control at the time of the acquisition, it is required under U.S. Generally Accepted Accounting Principles ("GAAP") to account for this common control acquisition similar to the pooling of interest method of accounting. Under this method of accounting, the Company's Consolidated Financial Statements as of July 31, 2016 have been recast to include Jilpetco's historical book basis in its assets and liabilities instead of reflecting the fair market value of the assets and liabilities. The historical balances reflected herein have been adjusted and recast as if the entities had been combined as of August 1, 2015. The difference between the purchase price and historical cost of the net assets acquired was recorded as a deemed equity contribution of $361,333 as of August 1, 2016.  Intercompany balances and transactions between the entities are eliminated in consolidation of the financial statements.

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

It is management's opinion that these consolidated financial statements include all adjustments necessary for fair presentation, in all material respects, in accordance with US GAAP applied on a basis consistent with Amazing Energy Oil and Gas, Co. accounting policies. Results as of April 30, 2017 are not necessarily indicative of the results for the year ending July 31, 2017.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

Going Concern

These consolidated financial statements have been prepared in accordance with generally U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2017, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and statements of operations, the Company has an accumulated deficit of $26,391,936.  At April 30, 2017, the Company's working capital was $77,972. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at April 30, 2017 and 2016. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.

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

The outstanding securities at April 30, 2017 and 2016, that could have a dilutive effect are as follows:

	April 30, 2017	April 30, 2016
Conversion option on related party debt	11,832,724	11,832,724
Convertible preferred stock	6,490,000	-
Warrants	2,674,576	-
Total potential dilution	20,997,300	11,832,724

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

For the three and nine month periods ended April 30, 2017 and 2016, respectively, the effect of the Company's outstanding common stock equivalents would have been anti-dilutive.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

As of April 30, 2017 and July 31, 2016, the prepaid expense and other current asset balance was composed of the following:

	April 30, 2017	July 31, 2016 (Recast)
Prepaid expense	$38,164	$35,028
Billable well and completion costs	359,239	201,397
Total prepaid expense and other current assets	$397,403	$236,425

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas. The Company's oil and gas properties are located entirely in the United States.

The Company has leasehold rights within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty-two wells on these leases. The Company has drilled twenty-two wells throughout this property, with sixteen producing and six shut-in. The oil and gas property balances at April 30, 2017 and July 31, 2016 are set forth in the table below:

	April 30, 2017	July 31, 2016 (Recast)
Proved leasehold costs	$1,849,592	$2,477,079
Cost of wells and development	4,626,720	4,600,327
Asset retirement obligation, asset	128,886	166,103
Total cost of oil and gas properties	6,605,198	7,243,509
Less: Accumulated depletion	(1,083,442)	(997,986)
Oil and gas properties, net full cost method	$5,521,756	$6,245,523

On November 1, 2016, the Company sold 60% working interest on three wells in oil and gas properties which resulted in a reduction in total oil and gas properties of $590,270 for the nine months ended April 30, 2017.

For the nine months ended April 30, 2017, the Company has sold an 11% working interest in four wells and a 60% working interest in three wells.  The sale of working interests in seven wells resulted in a reduction in oil and gas properties of $656,596 for the nine months ended April 30, 2017.

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

On August 25, 2016, the Company announced that the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom. The parties agreed to allow Jed Miesner to assign certain accounts receivable and to exclude certain personal property from the transaction. In addition, the $500,000 consideration for the acquisition was in the form of a note payable at 6% interest calling for monthly payments of principal and interest and maturing on December 25, 2017. As of April 30, 2017, the Company made payments of $333,333 plus interest on this note.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

The Company completed the acquisition of Jilpetco on August 31, 2016 (see Note 1 - Nature of Operations). As the Company and Jilpetco were under common control at the time of the acquisition, the results of operations have been combined (recast) for the Company and Jilpetco as of August 1, 2015.

Separate results for the Company and Jilpetco for the three months ended April 30, 2017 and 2016 were as follows:

	Three months ended April 30,
	2017						2016
	Amazing		Jilpetco		Total		Amazing	Jilpetco		Total

Operating Revenue		$71,468		$69,394		$140,862	$49,493		$51,397	$100,890
Operating Expenses		(97,415)		(135,792)		(233,207)	(270,496)		(36,570)	(307,066)
Other Income (Expense)		(63,652)		(3,315)		(66,967)	(67,332)		(161)	(67,493)
Net income (loss)		$(89,599)		$(69,713)		$(159,312)	$(288,335)		$14,665	$(273,670)
Earnings per common share: Basic and Diluted	$	Nil	$	Nil	$	Nil	$(0.01)	$	Nil	$(0.01)

Separate results for the Company and Jilpetco for the nine months ended April 30, 2017 and 2016 were as follows:

	Nine months ended April 30, 2017				Nine months ended April 30, 2016
	Amazing	Jilpetco		Total	Amazing	Jilpetco		Total

Operating Revenue	$190,722		$232,065	$422,787	$188,434		$267,401	$455,835
Operating Expenses	(669,506)		(402,123)	(1,071,629)	(687,527)		(164,648)	(852,175)
Other Income (Expense)	(191,332)		(15,836)	(207,168)	(202,024)		(987)	(203,011)
Net loss	(670,116)		(185,894)	(856,010)	(701,117)		101,766	(599,351)
	$(0.01)	$	Nil	$(0.01)	$(0.01)	$	Nil	$(0.01)

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

Further, the Company issued 50,000 restricted shares of its Series B Preferred Stock to Bories Capital, LLC. These preferred shares were issued to Bories Capital, LLC, owned by Robert Bories, an officer of the Company as of April 30, 2017. Robert Bories is an officer of GSHI and Bories Capital, LLC has released its security interest in the common stock of GSSI.  Upon the completion of the foregoing stock exchange, GSSI became a wholly owned subsidiary corporation of the Company. GSSI is an SEC, FINRA registered securities broker-dealer.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

	Three months ended	Nine months ended
	April 30, 2016	April 30, 2016
Revenue	$100,890	$455,835
Operating expenses	(391,227)	(1,181,415)
Other income (expense)	(67,493)	(203,011)
Net loss	$(357,830)	$(928,591)
Net loss per share available to common stockholders, basic and diluted	$(0.01)	$(0.02)

The unaudited pro forma financial information includes adjustments to 1) eliminate acquisition-related costs and goodwill impairment for the period ended April 30, 2016 which are non-recurring and 2) reflect the issuance of common stock as consideration in the acquisition and for payment of acquisition costs.

NOTE 8 – NOTES PAYABLE– RELATED PARTIES

Convertible debt, related parties

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company's CEO and Chairman for $1,940,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At April 30, 2017 and July 31, 2016, the short-term components of this loan were $191,092, respectively. The long-term amounts at April 30, 2017 and July 31, 2016 were $1,748,971 respectively.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At April 30, 2017 and July 31, 2016, the current components of this loan were $108,315, respectively.  The long-term amounts at April 30, 2017 and July 31, 2016 was $991,685, respectively.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock (see below).  At April 30, 2017 and July 31, 2016, the current components of this loan was $30,162.  The long-term amounts at April 30, 2017 and July 31, 2016 was $11,009.

On February 1, 2015, the Company amended the related party loan agreements discussed above. The amendments included modifying the terms of the notes to adjust the interest rate to 8% for two years following the amendment date, a rate of 6% for the following 2 years and a rate of Prime plus 2% for the remaining years. The amended notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders. If converted, these notes and accrued interest as of April 30, 2017, would convert into 6,041,775 shares of Amazing Energy, Inc.'s common stock which can then be converted into 13,921,168 shares of the Company.

Contractual principal maturities for the two loan agreements and the credit facility outstanding at April 30, 2017 for the remaining terms are summarized by year as follows:

	Contractual Principal Maturities
Twelve months ending April 30,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2018	$191,029	$108,315	$30,162	$329,506
2019	57,676	32,703	11,009	101,388
2020	62,690	35,319	-	98,009
2021	67,273	38,144	-	105,417
2022	72,655	41,196	-	113,851
Subsequent years	1,488,677	844,323	-	2,333,000
	$1,940,000	$1,100,000	$41,171	$3,081,171

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

Effective July 31, 2016, the Company authorized the issuance of 9,000 shares of Preferred Series A stock with par value of $0.01 per share. These shares were issued to Jed Miesner, the Company's controlling shareholder, in exchange for cancellation of related party interest payable in the amount of $612,697 and debt payable to JLM Strategic Investments, LP in the amount of $287,303.

No principal payments have been paid on the two loan agreements and the credit facility since their inception. At April 30, 2017, Mr. Miesner has waived any event of default on the aforementioned delinquent payments of principal and interest due on the loans and credit facility.

As of April 30, 2017, and July 31, 2016, the accrued and unpaid interest due to related parties was $184,863 and $Nil, respectively. Related party interest expense for the three months ended April 30, 2017 and 2016 was $61,603 and $67,731, respectively.  Related party interest expense for the nine months ended April 30, 2017 and 2016, was $184,863 and $202,108, respectively.

At April 30, 2017, the balance of the convertible debt was convertible to 11,832,724 shares of common stock at a conversion price of $0.60 per share.

Notes payable, related parties

On May 27, 2016 Jilpetco entered into loan agreements with Tony Alford, Robert Bories, Robert Manning, Petro Pro Ltd., and Reese Pinney. Messrs. Alford, Manning are members of the Board of Directors and Miesner is Chairman. Messrs. Bories and Pinney are officers of the Company. The aggregate principal amount of the notes was $230,000.

The notes were scheduled to mature on November 23, 2016 and bore interest at the rate of 8% per annum and included a participation fee of $23,000 equal to 10% of the principal amount of the loans.  On August 15, 2016, the loan agreements were modified to accept additional amounts from all the individual noteholders except Mr. Manning. As of April 30, 2017, no additional amounts have been loaned.

Contractual principal, interest and fees for the outstanding notes at April 30, 2017 are summarized as follows:

	Contractual Principal Interest & Fees
	Principal	Interest & Fees
Petro Pro Ltd. [1]	$48,750	$1,870
Robert Bories	48,750	1,870
Tony Alford	48,750	1,871
Robert Manning	15,000	576
Reese Pinney	11,250	432
Total	$172,500	$6,619

*1  Jed Miesner, the Company's chairman, is a member of Petro Pro Management LLC which is the General Partner of Petro Pro Ltd.

At November 23, 2016, the Noteholders have waived any event of default and have commenced discussion to extend or replace the loan with a new loan agreement (Note 13 – Subsequent Events).  This was accounted for as a modification.  On January 6, 2017, the Company paid 25% of the principal, being $57,500, paid the 10% note fee, being $23,000, and paid the accrued interest through November 23, 2016, being $8,035, for a grand total of payments being $88,536.

As of April 30, 2017 and July 31, 2016, the accrued and unpaid interest due to related parties from notes payable was $6,619 and $Nil, respectively.  Related party interest expense for the three months ended April 30, 2017 and 2016 was $3,412 and $Nil respectively.  Related party interest expense on these notes for the nine months ended April 30, 2017 and 2016 was $10,335 and $Nil respectively.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

During the nine months ended April 30, 2017, the Company revised its Asset Retirement Obligation to reflect the sale of certain working interests in its oil and gas properties considered to be subject to remediation exposure for the Company.  The decrease in present value liability was subtracted from the Company's Asset Retirement Obligation Asset which shall be amortized over the remaining useful life of its oil and gas properties.

The information below reconciles the value of the asset retirement obligation for three and nine month periods ended April 30, 2017 and April 30, 2016, respectively:

	For the three months ended April 30,
	2017	2016
Beginning balance	$178,899	$250,670
Accretion expense	2,197	3,363
Ending balance, April 30, 2017	$181,096	$254,033

	For the nine months ended April 30,
	2017	2016
Beginning balance	$211,218	$240,254
Asset retirement obligation incurred	-	3,663
Accretion expense	7,095	10,116
Revisions in estimated cash flow	(37,217)	-
Ending balance, April 30, 2017	$181,096	$254,033

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

Mineral properties

In Alaska, the Company's wholly owned subsidiary Kisa controls or has interests in 38 mining claims covering 5,840 acres. The interests are held under and are subject to state mining laws and regulations. The Company is required to perform certain work commitments and pay annual assessments to the state to hold these claims in good standing.  The commitments and annual assessments will be due no later than March 31, 2017. The carrying value of the claims at April 30, 2017 and July 31, 2016 was $0. (See Note 12)

Preferred Stock

In connection with the issuance of the Series A and Series B Preferred Stock as discussed in Note 7 and Note 8, for each new oil and gas well drilled by the Company with funds raised or delivered due to the efforts of the former GSHI officers, now Company officers, the Company will pay Jed Miesner $10,000 in exchange for 100 shares of Series A Preferred Stock and Robert Bories $10,000 in exchange for 100 shares of Series B Preferred Stock.  In the event that the Company drills wells for its own account the Board of Directors of the Company will decide if such wells qualify for the aforementioned redemption.  The Company will promptly cancel any Series A or B Preferred Stock purchased. As of April 30, 2017, there was no redemption or accrual made under this provision.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017

NOTE 11 – STOCKHOLDERS' EQUITY

Shares Issued for cash

On May 16, 2016, the Company began a private placement offering of 20,000,000 restricted shares of common stock at $0.26 per share. Through July 31, 2016, 699,400 shares had been sold for $181,844.

For the three months ended April 30, 2017, the Company issued 78,324 restricted shares of its common stock at $0.26 per share pursuant to the terms of a private placement offering (Note 11) for proceeds received on January 24, 2017.  The fair value of the shares of $20,000 was included in "Common Stock Payable" at January 31, 2017.
For the nine months ended April 30, 2017, the Company issued 6,169,084 restricted shares of common stock at $0.26 per share.

Cumulatively, as of April 30, 2017, the private placement has sold 6,868,484 restricted shares of common stock for total gross proceeds of $1,785,806

Shares Issued in lieu of cash for services

On January 20, 2017, the Company issued 112,500 restricted shares of common stock for services provided by a vendor.  The shares issued were payment of $32,250 for common stock payable at July 31, 2016 and $12,375 in services for the nine months ended April 30, 2017. The shares were issued at an average fair value of $0.40 per share.

Warrants

There were no warrants issued or exercised during the three and nine months ended April 30, 2017 and April 30, 2016, respectively.

NOTE 12 – GAIN FROM SALES OF LEASEHOLD AND MINERAL RIGHTS

The Company, through its subsidiary Kisa Gold Mining Inc. ("Kisa"), had an option agreement with Afranex Gold Limited ("Afranex") which granted Afranex the option to purchase all of the outstanding common stock of Kisa or purchase all of Kisa's right, title and interest in certain mining permits and associated assets of Kisa. The option period was to end on December 31, 2016 or such later date which was to be agreed upon by both parties.

On January 3, 2017, Afranex paid a $50,000 non-refundable option fee to the Company, as consideration for extending the option period to March 31, 2017. Afranex agreed to pay the Company, on settlement of the acquisition, a total of $120,000 settlement cash consideration.   On March 29, 2017, the Company received $120,000 from Afranex.  For the nine months ended April 30, 2017, the Company recognized a gain on sales of mineral rights of $170,000 because the carrying value of the mineral interest was zero.

NOTE 13 – SUBSEQUENT EVENT

On May 27, 2017, the noteholders of notes payable, related parties (Note 9) agreed to extend the maturity date of the Notes to December 31, 2017.  As consideration for the change in terms, the Company issued to the noteholders an aggregate 460,000 shares of the Company's common stock with a fair value of $103,684 based on the closing share price of $0.2254.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management's assessment of the current and historical financial and operating results of the Company and of its financial condition. It is intended to provide information relevant to an understanding of the Company's financial condition, changes in its financial condition and its results of operations and cash flows and should be read in conjunction with its unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended April 30, 2017 and in its Annual Report on Form 10-K for the year ended July 31, 2016. Note that any reference to "Amazing", the "Company", "we", "us" or "our" mean Amazing Energy Oil and Gas, Co.

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

Current Activities

Through April 30, 2017, the Company has drilled twenty-two wells on its leasehold in Pecos County, Texas. Sixteen of the twenty wells are currently productive, and six wells are shut in. During the quarter ended April 30, 2017, the Company drilled and completed zero wells on its properties.

Results of Operations

The following table presents selected operational and financial data for the three month periods ended April 30, 2017 and 2016, respectively.

	Three months ended April 30,
	2017	2016	Change	% Change
Revenue, oil and gas sales	$71,468	$49,493	$21,975	44.4%
Number of BOE sold	2,804	1,828	975	53.3%
Average price per BOE	$25.49	$27.07	$(1.58)	(5.8%)
Net production (BOE)	2,759	1,691	1,068	63.2%
Average daily net production (BOE)	31.0	18.8	12.2	65.0%

The following table presents selected operational and financial data for the nine month periods ended April 30, 2017 and 2016, respectively.

	Nine months ended April 30,
	2017	2016	Change	% Change
Revenue, oil and gas sales	$190,722	$188,434	$2,288	1.2%
Number of BOE sold	7,816	9,770	(1,955)	(20.0%)
Average price per BOE	$24.40	$19.29	$5.12	26.5%
Net production (BOE)	8,112	9,621	(1,509)	(15.7%)
Average daily net production (BOE)	29.7	35.1	(5.4)	(15.4%)

Oil Production and Revenue

During the three month period ended April 30, 2017, net production was 2,759 BOE, or an average of 31.1 BOE per day, as compared to 1,691 BOE, or an average of 18.8 BOE per day during the corresponding three month period in 2016.

During the nine-month period ended April 30, 2017, net production was 8,112 BOE, or an average of 29.7 BOE per day, as compared to 9,621 BOE, or an average of 35.1 BOE per day during the corresponding nine-month period in 2016.

During the three-month period ended April 30, 2017, the Company sold 2,804 BOE at an average price of $25.49 per BOE, for net revenues of $71,438, as compared to 1,828 BOE at an average price of $27.07 per BOE, for net revenues of $49,493 during the comparative period in 2016.

During the nine months ended April 30, 2017, the Company sold 7,816 BOE at an average price of $24.40 per BOE, for net revenues of $190,722 as compared to 9,770 BOE at an average price of $19.29 per BOE, for net revenues of $188,434 during the comparative nine-month period in 2016

Depletion

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.

For the three-month period ended April 30, 2017, depletion was $29,063 or $10.49 per BOE, as compared to $22,133, or $6.47 per BOE for the three-month period ended April 30, 2016. The increase in depletion of $6,930 was primarily due to increase in production for the current quarter relative to the prior year.

For the nine-month period ended April 30, 2017, depletion was $85,456 or $15.96 per BOE as compared to $127,571 or $16.09 per BOE for the nine months ended April 30, 2016.  The decrease in depletion of $42,115 was primarily due to the sale of certain working interest during the fiscal year and decrease in the related depletable assets.

As of July 31, 2016, the Company's total proved reserves were 745,190 BOE compared to 576,040 BOE for the year ended July 31, 2015.

Lease Operating Expenses

Lease operating expenses decreased $71,025 from $179,995 for the three months ended April 30, 2016 to $108,970 for the quarter ended April 30, 2017. This decrease for the comparable nine-month period was primarily due to decreased activity in the Company's development and production program, which in turn was due to the drop in oil prices, and a limited access to drilling funds. Consequently, lease operating expenses decreased from the prior year.

Lease operating expenses decreased $147,127 from $392,508 for the nine months ended April 30, 2016 to $245,381 for the nine months ended April 30, 2017. This decrease for the comparable nine-month period was primarily due to a combination of decreased activity in the Company's development and production program, which in turn was due to the drop in oil prices, and a limited access to drilling funds. Consequently, lease operating expenses decreased from the prior year.
General and Administrative Expenses
For the three months ended April 30, 2017, the Company's selling, general and administrative expenses were $154,061 compared to $81,418 for the comparative quarter ended April 30, 2016. The increase for the comparable three-month period was primarily due to expenses not previously reported as a result of the acquisition of Jilpetco and associated professional fees related to the acquisition.

For the nine months ended April 30, 2017, the Company's selling, general and administrative expenses were $727,234 compared to $341,735 for the comparative quarter ended April 30, 2016.

Liquidity and Capital Resources

The Company had a working capital of $77,972 as of April 30, 2017, compared to a working capital deficit of $650,296 as of July 31, 2016. The increase in the working capital deficit was primarily due to cash on hand resulting from sale of common stock.

The Company continues to seek sufficient capital to expand its drilling program. The most cost-effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would be 100% of the drilling and completion funds provided by such working interest participant and the funding source receiving a 75% working interest in the applicable wells. We would retain a 25% carried working interest in such a drilling program.

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

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. However, we may begin capitalizing interest in the future. During the three-month periods ended April 30, 2017 and 2016, we didn't capitalize any interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.             CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended April 30, 2017 that has affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the three months ended April 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY SECURITIES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None during the three months ended April 30, 2017.

ITEM 6.	EXHIBITS.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.	10-K	11/14/16	3.16
3.17	Bylaws of Gulf South Securities, Inc.	10-K	11/14/16	3.17
3.18	Articles of Incorporation – Jilpetco, Inc.	10-K	11/14/16	3.18
3.19	Bylaws of Jilpetco, Inc.	10-K	11/14/16	3.19
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	10a
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6

10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.10
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-K	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/14/16	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 19, 2017.

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