Form 10-Q
period 2017-10-31
Amazing Energy Oil & Gas, Co.
filed 2017-12-15
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

October 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52392

AMAZING ENERGY OIL AND GAS, CO.

(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

701 S Taylor Street

Suite 470, LB 113

Amarillo, Texas 79101

(Address of principal executive office)

Registrant’s telephone number, including area code: (806) 322-1922

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 67,881,040 as of December 14, 2017.

AMAZING ENERGY OIL AND GAS, CO.

The accompanying notes are an integral part of these financial statements

PART I

ITEM 1.

FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2017	July 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$625,907	$756,603
Oilfield service receivable	98,101	64,392
Oilfield service receivable, related party, net of allowance for bad debt of $36,992 and $31,404	1,607	-
Oil and gas receivables	41,076	39,901
Prepaid expenses and other current assets	60,470	67,843
TOTAL CURRENT ASSETS	827,161	928,739
Property and equipment, net of accumulated depreciation of $338,490 and $306,392	515,040	545,812
OIL AND GAS PROPERTIES, Full Cost Method
Evaluated properties, net of accumulated depletion of $1,212,300 and $1,179,955	5,983,401	5,919,082
Other assets and restricted cash	76,622	76,622
TOTAL ASSETS	$7,402,224	$7,470,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,321	$77,618
Accrued liabilities	463,174	62,203
Revenue payable to interest owners	435,353	421,423
Interest payable, related parties	300,705	244,009
Current portion of convertible debt, related party	430,893	430,892
Note payable on acquisition, related party	41,667	104,167
Note payable	50,000	50,000
Notes payable, related parties	372,500	347,500
Equipment note payable, current portion	10,126	10,006
TOTAL CURRENT LIABILITIES	2,175,739	1,747,818
LONG TERM LIABILITIES:
Asset retirement obligation	185,759	183,397
Equipment note payable, net of current portion	32,408	34,981
Convertible debt, related party, net of current portion	2,650,277	2,650,278
TOTAL LONG-TERM LIABILITIES	2,868,444	2,868,656
TOTAL LIABILITIES	5,044,183	4,616,474
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, 9,000 shares issued and outstanding, liquidation preference $900,000	90	90
Series B Preferred Stock, $0.01 par value, 50,000 shares issued and outstanding, liquidation preference $900,000	500	500
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 67,881,040 and 66,581,040 issued and outstanding	67,881	66,581
Additional paid-in capital	31,000,486	28,814,857
Accumulated deficit	(28,710,916)	(26,028,247)
TOTAL STOCKHOLDERS’ EQUITY	2,358,041	2,853,781
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,402,224	$7,470,255

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,
	2017	2016
REVENUE
Oilfield service revenue	$77,010	$86,206
Oil and gas sales	70,594	54,217
TOTAL GROSS REVENUE	147,604	140,423
OPERATING EXPENSE
Oil and gas production expenses	29,559	22,706
Oilfield service and lease operating expenses	42,285	27,823
Selling, general and administrative expenses	2,632,589	291,879
Depreciation expense	30,772	22,250
Depletion expense	32,345	28,611
Accretion expense	2,362	2,718
TOTAL OPERATING EXPENSES	2,769,912	395,987
LOSS FROM OPERATIONS	(2,622,308)	(255,564)
OTHER INCOME (EXPENSE)
Interest income	92	2,552
Interest expense	(3,757)	(14,038)
Interest expense, related parties	(56,696)	(61,630)
TOTAL OTHER INCOME (EXPENSE)	(60,361)	(73,116)
NET INCOME (LOSS)	$(2,682,669)	$(328,680)
Deemed capital distribution on acquisition of common control entity	-	(423,648)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,682,669)	$(752,328)

NET LOSS PER COMMON SHARE, Basic and diluted	$(0.04)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – basic and diluted	66,963,694	63,884,346

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,682,669)	$(328,680)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock issued for services	40,000	-
Bad debt expense	5,588	-
Depreciation expense	30,772	22,250
Depletion expense	32,345	28,611
Accretion expense	2,362	2,718
Stock based compensation	1,846,978	-
Changes in operating assets and liabilities
Oilfield service receivable	(33,709)	-
Oilfield service receivable, related party	(7,195)	31,278
Oil and gas receivable	(1,175)	205,495
Prepaid expenses and other current assets	7,373	(123,985)
Accounts payable	(6,298)	(344,830)
Revenue payable to interest owners	13,882	231,023
Accrued liabilities	400,970	(16,683)
Interest payable, related parties	56,696	91,718
NET CASH USED IN OPERATING ACTIVITIES	(294,080)	(201,085)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of working interests, oil and gas properties	-	120,000
Purchase of secured letter of credit, restricted	-	(50,000)
Acquisition of property and equipment	-	(204,484)
Acquisition of oil and gas properties	(96,664)	(104,354)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(96,664)	(238,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	300,000	1,316,561
Payments on equipment note payable	(2,453)	(1,188)
Payments on line of credit	-	(50,000)
Proceeds from notes payable, related parties	25,000	50,000
Payments on notes payable on acquisition, related party	(62,500)	(150,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	260,047	1,165,373
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,697)	725,450
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	756,603	344,148
CASH AND CASH EQUIVALENTS AT END OF YEAR	$625,907	$1,069,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$2,578	$2,450
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired with note payable	$-	$52,992
Deemed capital distribution on acquisition of common control entity	-	(423,648)
Acquisition of common control entity in exchange for related party note and oilfield services receivable, related party (Note 6)	-	571,745

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

On April 15, 2016, the Company entered into an agreement with Jed Miesner, the Chairman of the Company’s board of directors, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation (“Jilpetco”) in consideration of $500,000. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties. As a result, Jilpetco became a wholly owned subsidiary corporation of the Company. On August 25, 2016, the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom. The parties agreed to allow Jed Miesner to assign certain accounts receivable and to exclude certain personal property from the transaction. In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest. (See Note 7).

Effective August 31, 2016, the Company completed the acquisition of Jilpetco. The Company and Jilpetco were under common control at the time of the acquisition. The difference between the purchase price and historical cost of the net assets acquired was recorded as a deemed capital distribution of $423,648 as of August 1, 2016.  Intercompany balances and transactions between the entities are eliminated in consolidation of the financial statements.

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2017, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets, the Company has an accumulated deficit of $28,710,916.  At October 31, 2017, the Company's working capital deficit was $1,348,578. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

exists.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Oil and gas receivable consist of oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of October 31, 2017, management estimated uncollectable accounts at $31,404.

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

OCTOBER 31, 2017

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

The Company sells most of its production to only two customers. As a result, during the fiscal years ended October 31, 2017 and 2016, these customers represented 50% or more of its oil and gas revenue (“major customers”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of October 31, 2017, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties.

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

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The estimated fair value of convertible debt, related party approximates $5.4 million at October 31, 2017 based on its common stock equivalents and exchange trading price.

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

OCTOBER 31, 2017

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

Stock-based compensation

Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant.  The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected life"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors.  The value of shares of common stock awards is determined by the Company’s Board of Directors.

For options issued with service vesting conditions, compensation cost is recognized over the vesting period.  For options issued with performance conditions, compensation cost is recognized if and when the Company concludes that the performance condition will be achieved, net of an estimate of a pre-vesting forfeitures.  For options issued with market conditions, compensation cost is recognized over the requisite service period and discounted by the probability of the condition thereof being met.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

Environmental laws and regulations

The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At October 31, 2017 and July 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

OCTOBER 31, 2017

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period and includes no dilution.  Diluted EPS reflects the potential dilution of securities that could occur from common shares issuable through convertible debt, convertible preferred stock and warrants.

The outstanding securities at October 31 and July 31, 2017, that could have a dilutive effect on future periods are as follows:

	October 31, 2017	July 31, 2017
Conversion option on related party debt	12,840,936	12,661,985
Convertible preferred stock	6,490,000	6,490,000
Stock options	28,085,000	-
Warrants	3,674,576	2,674,576
Total potential dilution	51,090,512	21,826,561

For the years ended July 31, 2017 and 2016, the effect of this potential dilution has not been recognized since it would have been anti-dilutive.

NOTE 4 – PROPERTY AND EQUIPMENT

As of October 31, 2017 and July 31, 2017, the property and equipment asset balance was composed of the following:

	October 31, 2017	July 31, 2017

Drilling equipment	$600,000	$600,000
Other equipment	253,530	252,204
Less: Accumulated depreciation	(338,490)	(306,392)
Total property and equipment	$515,040	$545,812

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas. The Company’s oil and gas properties are located entirely in the United States.

The Company has leasehold rights located within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty-three wells on these leases. The Company has drilled twenty-three wells throughout this property, with twenty-one producing and two shut-in. The oil and gas property balances at October 31, 2017 and July 31, 2017 are set forth in the table below:

	October 31, 2017	July 31, 2017

Proved leasehold costs	$2,076,592	$2,049,593
Cost of wells and development	4,990,223	4,920,558
Asset retirement obligation, asset	128,886	128,886
Total cost of oil and gas properties	7,195,701	7,099,037
Less: Accumulated depletion	(1,212,300)	(1,179,955)
Oil and gas properties, net full cost method	$5,983,401	$5,919,082

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

OCTOBER 31, 2017

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

On August 25, 2016, the foregoing agreement was amended to extend the closing date to August 31, 2016 and exclude certain property therefrom. The parties agreed to allow Jed Miesner to exclude certain oilfield service receivables for $71,745 from the transaction. In addition, the $500,000 in additional consideration for the acquisition was in the form of a note payable at 6% interest calling for monthly payments of principal and interest totaling $511,962 and maturing on December 25, 2017 (Note 7 – Notes Payable, Related Parties).  The Note called for five monthly payments of $50,752 commencing on September 25, 2016, and twelve payments of $21,517 commencing on January 25, 2017.

The Company completed the acquisition of Jilpetco on August 31, 2016 (Note 1 - Nature of Operations).

NOTE 7 – NOTES PAYABLE– RELATED PARTIES

Convertible debt, related parties

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company’s CEO and Chairman for $1,940,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At October 31, 2017 and 2016, the current component of this loan was $248,704 and $191,029, respectively. The long-term amounts at October 31, 2017 and 2016 were $1,691,296 and $1748,971, respectively.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At October 31, 2017 and 2016, the current component of this loan was $141,018 and $108,315, respectively.  The long-term amounts at October 31, 2017 and 2016, were $958,982 and $991,685, respectively.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock (see below).  At October 31, 2017 and 2016, the current component of this loan was $41,170 and $30,162, respectively.  The long-term amounts at October 31, 2017 and 2016, were $Nil and $11,009, respectively.

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

Principal maturities for the two loan agreements and the credit facility outstanding at October 31, 2017 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending October 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2018	$248,704	$141,018	$41,170	$430,893
2019	62,290	35,319	-	97,608
2020	67,273	38,144	-	105,417
2021	72,655	41,196	-	113,851
2022	78,467	44,492	-	122,959
Subsequent years	1,410,611	799,831	-	2,210,442
	$1,940,000	$1,100,000	$41,170	$3,081,170

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

At October 31, 2017, Mr. Miesner has waived any event of default on the delinquent payments of principal and interest due on the loans and credit facility.

As of October 31 and July 31, 2017, the accrued and unpaid interest on this related party convertible debt was $262,533 and $215,935, respectively.

At October 31, 2017, the balance of the convertible debt and accrued interest was convertible to 12,661,985 shares of common stock at a conversion price of $0.60 per share.

Related party interest expense for the three months ended October 31, 2017 and 2016, was $46,597 and $62,130, respectively.

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

In addition, the $500,000 consideration for the acquisition was in the form of a note payable at 6% interest calling for monthly payments of principal and interest and maturing on December 25, 2017. For the three months ended October 31, 2017, the Company made principal payments of $62,500 plus interest of $2,050 on this note. For the three months ended October 31, 2016, the Company made principal payments of $150,000 plus interest of $2,257.

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

On August 4, 2017, the Company entered into additional loan agreement (remainder of the “July 2017 Notes”) with Tony Alford.  Mr. Alford’s new note was $25,000.  The notes bear interest at a rate of 8% per annum and incurred a participation fee of $2,500 equal to 10% of the principal amounts of the loans.  The July 2017 Notes are due January 21, 2018.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

Principal, interest and fees for the notes payable, related parties at July 31, 2017 are summarized as follows:

	Notes payable, related parties			Interest and financing fees payable
	May 2016 Notes	July 2017 Notes	Total	May 2016 Interest	July 2017 Interest	July 2017 fee	Total
Petro Pro Ltd.	$48,750	$50,000	$98,750	$2,867	$122	$5,000	$7,989
Robert Bories	48,750	50,000	98,750	2,867	122	5,000	7,989
Tony Alford	48,750	-	48,750	2,867	-	-	2,867
Robert Manning	15,000	25,000	40,000	882	61	2,500	3,443
Reese Pinney	11,250	-	11,250	662	-	-	662
Rolf Berg	-	50,000	50,000	-	124	5,000	5,124
Total	$172,500	$175,000	$347,500	$10,145	$429	$17,500	$28,074

Principal, interest and fees for the notes payable, related parties at October 31, 2017 are summarized as follows:

	Notes payable, related parties			Interest and financing fees payable
	May 2016 Notes	July 2017 Notes	Total	May 2016 Interest	July 2017 Interest	July 2017 fee	Total
Petro Pro Ltd.	$48,750	$50,000	$98,750	$3,864	$1,144	$5,000	$10,008
Robert Bories	48,750	50,000	98,750	3,864	1,144	5,000	10,008
Tony Alford	48,750	25,000	73,750	3,864	495	2,500	6,859
Robert Manning	15,000	25,000	40,000	1,189	573	2,500	4,262
Reese Pinney	11,250	-	11,250	891	-	-	891
Rolf Berg	-	50,000	50,000	-	1,144	5,000	6,144
Total	$172,500	$200,000	$372,500	$13,672	$4,500	$20,000	$38,172

Related party interest expense on these May 2016 and July 2017 Notes for three months ended October 31, 2017 and 2016 was $10,099 and $10,472 respectively.

NOTE 8 – NOTE PAYABLE AND LINE OF CREDIT

On February 24, 2016 the Company renewed a revolving line of credit whereby the Company was permitted to advance funds on the promissory note up to $500,000 for the purpose of general operating capital.  The line of credit bore interest at a variable rate of prime plus one percent and was calculated from the date of each advance until repayment of the note. For the three months ended October 31, 2016, the Company advanced $175,000 on the line of credit and paid $225,000 on the balance.  On February 24, 2017, the Company elected not to renew the promissory note.

On July 21, 2017, the Company entered into a loan agreement with an unrelated party.  The principal amount of the note was $50,000.  The note matures on January 21, 2018 and bears interest at a rate of 8% per annum and includes a participation fee of $5,000 equal to 10% of the principal amounts of the loan.  During the three months ended October 31, 2017, no principal payments were made on the note.  As of October 31, 2017, the note had accrued unpaid interest and fees of $6,144. For the three months ended October 31, 2017, the Company paid interest of $1,022 on the note.

NOTE 9 – EQUIPMENT NOTE PAYABLE

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

Principal maturities for the equipment note payable at October 31, 2017 for the remaining term are summarized by year as follows:

For the year ended October 31,
2018	$10,126
2019	10,617
2020	11,131
2021	10,660
2022	-
$42,534

For the three months ended October 31, 2017 and 2017, interest expense on the note was $529 and $194, respectively.

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

During the year ended July 31, 2017, the Company revised its asset retirement obligation to reflect the sale of certain working interests in its oil and gas properties considered to be subject to remediation exposure for the Company.  The decrease in present value liability was subtracted from the Company’s asset retirement obligation asset.

The information below reconciles the value of the asset retirement obligation for years ended October 31, 2017 and 2016, respectively:

	For the three months ended October 31,
	2017	2016
Beginning balance	$183,397	$211,218
Accretion expense	2,362	2,718
Ending balance, October 31, 2017	$185,759	$213,936

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On December 11, 2017, Amazing Energy LLC and Jilpetco Inc. were each served with a summons and complaint in Cause No. P-7813-83-CV in the 83rd District Court in Pecos County, Texas. Amazing Energy and Jilpetco were named as defendants in a case by Rumson Royalty Company as the plaintiff.  The suit alleges Amazing Energy and Jilpetco have suspended certain royalty and/or overriding interest payments owed to the Plaintiff, and requests a declaratory judgment seeking the Plaintiff’s share of production proceeds and reasonable attorney’s fees. Management will vigorously defend the case. It is too early in the litigation to evaluate the likely outcome or to evaluate the financial impact of the lawsuit, if any. In the opinion of the Company’s Management, none of the pending litigation, disputes or claims against it, if decided adversely, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations

Lease commitments

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

The Company is also obligated to pay certain ‘bonus’ lease payments related to certain of its Pecos, TX lease properties.  The Company is required to pay $27,000 each year on the JT Walker lease, with the first payment due August 7, 2017.   The Company is also required to pay $200,000 every five years on the JPMorgan lease, with the first payment due August 7, 2017

NOTE 12 – BUSINESS SEGMENTS

The Company is current organized and managed by two segments, which represent two operating units.  Oil and gas operations includes activities related to production and sales of oil and natural gas.  Oilfield services includes a variety of services to the energy industry, including drilling and completion of wells.  Both segments operate in Texas.

The Company’s segment disclosures are as follows:

Oil and gas properties
	October 31, 2017	July 31, 2017
Oilfield services	$-	$-
Oil and gas operations	5,983,401	5,919,082
Total property and equipment, net	$5,983,401	$5,919,082

Property and equipment, net
	October 31, 2017	July 31, 2017
Oilfield services	$498,204	$527,683
Oil and gas operations	16,836	18,129
Total property and equipment, net	$515,040	$545,812

Total assets
	October 31, 2017	July 31, 2017
Oilfield services	$1,151,380	$1,178,139
Oil and gas operations	6,250,844	6,292,116
Total assets	$7,402,224	$7,470,255

Capital expenditures
	For the three months ended October 31,
	2017	2016
Oilfield services	$-	$257,476
Oil and gas operations	96,664	104,354
Total property and equipment, net	$96,664	$361,830

Operations for the three months ended October 31, 2017
	Oil and gas operations	Oilfield services	Total
Total revenues	$70,594	$77,010	$147,604
Depletion and depreciation	(33,638)	(29,479)	(63,117)
Operating expenses	(2,634,711)	(72,084)	(2,706,795)
Income (loss) from operations	(2,597,755)	(24,553)	(2,622,308)
Other income (expense)	(56,397)	(3,964)	(60,361)
NET INCOME (LOSS)	$(2,654,152)	$(28,517)	$(2,682,669)

Operations for the three months ended October 31, 2016
	Oil and gas operations	Oilfield services	Total
Total revenues	$54,217	$86,206	$140,423
Depletion and depreciation	(24,412)	(26,449)	(50,861)
Operating expenses	(199,356)	(145,770)	(345,126)
Income (loss) from operations	(169,551)	(86,013)	(255,564)
Other income (expense)	(75,469)	2,353	(73,116)
NET INCOME (LOSS)	$(245,020)	$(83,660)	$(328,680)

During the three months ended October 31, 2017 and 2016, $3,893 and $5,809, respectively was billed to Petro Pro, a related party, for oilfield services.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

Redemption of preferred stock

In connection with the issuance of the Series A and Series B Preferred Stock as discussed in Note 7 and Note 8, for each new oil and gas well drilled by the Company with funds raised or delivered due to the efforts of the former GSHI officers, now Company officers, the Company will pay Jed Miesner $10,000 in exchange for 100 shares of Series A Preferred Stock and Robert Bories $10,000 in exchange for 100 shares of Series B Preferred Stock.  In the event that the Company drills wells for its own account the Board of Directors of the Company will decide if such wells qualify for the aforementioned redemption.  The Company will promptly cancel any Series A or B Preferred Stock purchased. As of October 31, 2017, there was no redemption or accrual made under this provision.

During the three months ended October 31, 2017, the Company had the following equity transactions:

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

On October 3, 2017, the Company issued 100,000 shares of common stock with a fair value of $40,000 for services provided by a vendor. The shares were issued at a fair value of $0.40 per share.

Common shares issued for extensions of notes payable, related parties

On May 27, 2017, the related party noteholders of notes payable (Note 7) agreed to extend the maturity date of the Notes to December 31, 2017.  As consideration for the change in terms, the Company issued to the noteholders an aggregate 460,000 shares of the Company’s common stock with a fair value of $105,800 based on the closing share price of $0.23.

Stock Options

In February 2017, the Board of Directors adopted and approved the 2017 Stock Option.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company.

The Stock Option plan also has terms and conditions, including without limitations that the exercise price for incentive stock options granted under the Stock Option Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a ten-year maximum term and varying vesting periods as determined by the Board.  The Company's policy is to issue new shares to satisfy option exercises.

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements.  The options are vested and immediately exercisable on the date the Company's stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers.  The options ("Listing Options") shall have an exercise price equal to the closing price on the date such trading commences.  Management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

On August 11, 2017, the Board of Directors authorized the grant of 11,750,000 options to purchase shares of common stock of the Company to certain officers. The options have an exercise price of $0.40 and expire five years from the date of grant.  2,937,500 of the options vested immediately on the grant date and the remainder shall vest 25% annually upon each anniversary of the grant date.   For the three months ended October 31, 2017, the Company recognized a fair value of $897,859 for the vested options and the ratable recognition of unvested options.

On August 11, 2017, the Board of Directors authorized the grant of 10,000,000 options to purchase shares of common stock of the Company to its Chief Executive Officer.  The options have an exercise price of $0.40 per share and expire five years from the date of grant.  2,000,000 options vested on the date of grant.   The fair value of the grant was $489,047 which was recognized as stock based compensation for the three months ended October 31, 2017. The remaining 8,000,000 options contained market and performance conditions, of which 4,000,000 options are to be granted based on to market conditions being met and 4,000,000 options are exercisable upon certain performance objectives.  Management has assessed the likelihood of market conditions and the probability of performance conditions being realized and recognize a fair value of $48,905 in stock based compensation for the three months ending October 31, 2017.

On September 26, 2017, the Board of Directors also authorized the grant of 500,000 options to purchase shares of common stock of the Company to certain directors.  These options have an exercise price of $0.40 and expire on September 26, 2021.  The fair value of the grant was $137,055 which the Company recognized as stock based compensation for the three months ended October 31, 2017.  The options vested immediately at the date of grant.

The Company has estimated the fair value of all option grants using the Black-Scholes model with the following information and range of assumptions:

	For the three months ended
	October 31, 2017	October 31, 2016
Options issued	28,085,000	-
Exercise price	$0.40	NA
Expected volatility	175.1% to 200.1%	NA
Expected term	4 to 5 years	NA
Risk-free rate	1.57% to 1.74%	NA

The following is a summary of the Company's options issued for the three months ended October 31, 2017:

	For the three months ended
	Options	Price
Beginning balance	-	-
Issued	28,085,000	$0.40
Exercised	-	-
Ending balance	28,085,000	$0.40

The following table summarizes additional information about the options as of October 31, 2017:

Date of Grant	Options outstanding	Options vested and exercisable	Price		Remaining term (years)
August 11, 2017	5,835,000	-	$		4.78
August 11, 2017	11,750,000	2,937,500		0.40	4.78
August 11, 2017	10,000,000	2,000,000		0.40	4.78
September 26, 2017	500,000	500,000		0.40	3.91
Total options	28,085,000	5,437,500		$0.40	4.77

Total compensation charged against operations was $1,572,866 for the three months ended October 31, 2017.  These costs were classified under management and administrative expense.  No options were issued for the three months ended October 31, 2016.

The total value of the option awards is expensed ratably over the vesting period as defined in each grant.  As of October 31, 2017, the unrecognized compensation cost related to stock-based options and awards was $2,659,957 to be recognized over the requisite service period.

Warrants

On September 26, 2017, the Board of Directors authorized the grant of 1,000,000 warrants to purchase shares of common stock of the Company to certain directors.  These warrants have an exercise price of $0.40 and expire on September 26, 2021.  The warrants vested immediately upon grant.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2017

The Company has estimated the fair value of these warrant grants using the Black-Scholes model with the following information and assumptions:

	For the three months ended
	October 31, 2017	October 31, 2016
Warrants issued	1,000,000	-
Exercise price	$0.40	NA
Expected volatility	176.7%	NA
Expected term	4	NA
Risk-free rate	1.57%	NA

The fair value of the warrants was $274,112 and has been recognized as stock-based compensation for the three months ended October 31, 2017.  As of October 31, 2017, there was no unrecognized compensation cost related to the warrants.

The following is a summary of the Company's warrants issued and outstanding for the three months ended October 31, 2017 and 2016:

	For the three months ended October 31,
	2017		2016
	Warrants	Price (a)
Beginning balance	2,674,576	$0.60	2,674,576	$0.60
Issued	1,000,000	0.40	-	-
Exercised	-	-	-	-
Ending balance	3,674,576	$0.55	2,674,576	$0.60

The composition of the Company’s warrants outstanding at October 31, 2017 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price
July 31, 2016	July 31, 2019	2,674,576	$0.60
September 26, 2017	September 26, 2021	1,000,000	0.40

There were no warrants issued or exercised during the year ended July 31, 2017.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of its financial condition. It is intended to provide information relevant to an understanding of the Company’s financial condition, changes in its financial condition and its results of operations and cash flows and should be read in conjunction with its unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended October 31, 2017 and in its Annual Report on Form 10-K for the year ended July 31, 2016. Note that any reference to “Amazing”, the “Company”, “we”, “us” or “our” mean Amazing Energy Oil and Gas, Co.

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “plan”, “estimate,” “anticipate,” “intend,” “project,” “will,” “predicts,” “seeks,” “may,” “would,” “could,” “potential,” “continue,” “ongoing,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Corporate Background

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

Overview of Current Operations

Through October 31, 2017, the Company has drilled twenty-two wells on its leasehold in Pecos County, Texas. Sixteen of the twenty wells are currently productive, and six wells are shut in. During the quarter ended October 31, 2017, the Company drilled and completed zero wells on its properties.

Compliance with Government Regulations

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

the locations of wells;

the method of drilling and casing wells;

the timing of constructions or drilling activities, including seasonal wildlife closures;

the rates of productions or “allowables”;

the surface use and restoration of properties upon which wells are drilled;

the plugging and abandoning of wells; and

notice to, and consultation with, surface owners and other third-parties

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

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

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

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us

OSHA and Other Laws and Regulations

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

Office and Other Facilities

Our corporate headquarters are located in Amarillo, Texas. We believe that our facilities are adequate for our current operations.

Employees

As of October 31, 2017, we had 6 full-time employees.  We regularly use independent contractors and consultants to perform various drilling and other services.  None of our employees are represented by a labor union or covered by any collective bargaining agreement.

Research and Development Expenditures

None

Reports to Security Holders

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

PLAN OF OPERATION

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates.  As of October 31, 2017, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas.  We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our activities are primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Greyburg, San Andreas and Devonian zones.

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

The Company is no longer active in the gold exploration business.  Kisa Gold Mining, Inc. (“Kisa”), a wholly owned subsidiary of the Company, granted Afranex Gold Limited (“Afranex”) an option to purchase all of the outstanding common stock of Kisa or purchase all of Kisa’s right, title and interest in certain mining permits and associated assets of Kisa. On January 3, 2017, Afranex paid a $50,000 non-refundable option fee to the Company, as consideration for extending the option period to March 31, 2017. Afranex agreed to pay the Company a total of $120,000 in cash consideration to exercise the option.   On March 29, 2017, Afranex exercised the option and paid the Company $120,000 in cash and took transfer of all of Kisa’s right, title and interest in and to all of the mining claims.  For the fiscal year ended July 31, 2017, the Company recognized a gain on sales of mineral rights of $170,000 because the carrying value of the mineral interest was zero. Afranex elected to take possession of the claims by acquiring all of Kisa’s right, title and interest in certain mining permits and associated assets of Kisa. The Company executed a Quitclaim deed with Afranex whereby 38 Kisa claims and 50 Luna claims were conveyed to Afranex. Kia is inactive and the Company intends to dissolve Kisa during fiscal 2018.

On July 31, 2016, the Company acquired Gulf South Securities, Inc. (“GSSI”). GSSI was organized to be active in various aspects of the securities industry and was registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (“SEC”). The Company allowed GSSI’s FINRA registration to lapse as of February 28, 2017.  GSSI is currently inactive and the Company intends to dissolve GSSI during fiscal 2018.

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

Plan for Fiscal 2018

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

The Company’s Expansion Strategy includes the following:

w Capital Expenditure Strategy for Pecos Asset

▶Pecos County acreage represents the main revenue driver for Amazing Energy.

▶Management plans to implement a monthly capital budget to drill additional wells

▶Through its wholly owned oilfield services subsidiary, Jilpetco, the Company owns and operates their own rigs and can drill a well in a target pay zone in a shorter amount of time than if relying on third-party drillers. Increasing not only the production and reserves for the Company more efficiently, but also fueling the growth of Jilpetco.

w Seeking to Acquire Additional Acreage

▶Potential pipeline in place to acquire cash flow from producing properties

▶The company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 States.

w Growth through JV/ Farm Out

▶The Company intends to initiate discussions with other operators for the purpose of forming joint-ventures on current acreage as well as any acreage acquired in the future.

▶Any such joint-ventures could allow Amazing to leverage the resources and know-how of leading operators to drive significant shareholder value within Amazing.

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the three-month periods ended October 31, 2017 and 2016, respectively.

Oil Production and Revenue

	Three months ended October 31,
	2017	2016	Change	% Change
Revenue, oil and gas sales	$70,594	$54,217	$16,377	30.2%
Number of BOE sold	2,738	2,531	207	8.2%
Average price per BOE	$25.79	$21.42	$4.37	20.4%
Net production (BOE)	2,710	2,583	127	4.9%
Average daily net production (BOE)	29	28	1	5.2%

During the three-month period ended October 31, 2017, net production was 2,710 BOE, or an average of 29 BOE per day, as compared to 2,583 BOE, or an average of 28 BOE per day during the corresponding three month period in 2016.

During the three-month period ended October 31, 2017, the Company sold 2,738 BOE at an average price of $25.79 per BOE, for net revenues of $70,594, as compared to 2,531 BOE at an average price of $21.42 per BOE, for net revenues of $54,217 during the comparative period in 2016.

	Three months ended October 31,
	2017	2016	Change	% Change
Oil and gas production expenses	$29,559	$22,706	$6,853	30.2%
Oilfield service and lease operating expenses	42,285	27,823	14,462	52.0%
Depletion and depreciation	63,117	50,861	12,256	24.1%
Selling, general and administrative expenses	2,634,951	294,597	2,340,354	794.4%
Total operating expenses	$2,769,912	$395,987	$2,373,925	599.5%

Oilfield service and lease operating expenses

Lease operating expenses increased $14,462 from $27,823 for the three months ended October 31, 2016 to $ 42,285 for the quarter ended October 31, 2017. This increase for the comparable three-month period was primarily due to a slight increase activity in the Company’s development and production program.

Depletion

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.

For the three-month period ended October 31, 2017, depletion was $32,345 or $11.93 per BOE, as compared to $ 28,611, or $11.08 per BOE for the three-month period ended October 31, 2016. The increase in depletion of $3,734 was primarily due to increase in production for the current quarter relative to the prior year.

General and Administrative Expenses

For the three months ended October 31, 2017, the Company’s selling, general and administrative expenses were $2,634,951 compared to $294,597 for the comparative quarter ended October 31, 2016. The increase of $2,340,354 for the comparable three-month period was a result of stock based compensation in the form of stock options and warrants for officers and directors totaling $1,846,978.  During the three months ended October 31, 2017, the Company also accrued salary expenses totaling $375,083 related to certain employment agreements executed during the quarter.

Liquidity and Capital Resources

BALANCE SHEET INFORMATION	October 31, 2017	July 31, 2017

Working capital deficit	$1,348,578	$818,267
Total assets	7,402,224	7,470,255
Accumulated deficit	(28,710,965)	(26,869,276)
Stockholders’ equity	2,358,041	2,853,781

WORKING CAPITAL	October 31, 2017	July 31, 2017

Current assets	$827,161	$928,739
Current liabilities	2,175,739	1,747,006
Working capital deficit	$1,348,578	$818,267

	For the three months ended
CASH FLOWS	October 31, 2017	October 31, 2016

Cash flow used by operating activities	$(294,080)	$(201,085)
Cash flow used by investing activities	(96,664)	(238,838)
Cash flow provided by financing activities	260,047	1,165,373
Net increase (decrease) in cash during period	$(130,697)	$725,450

The Company had a working capital deficit of $1,348,578 as of October 31, 2017, compared to a working capital deficit of $818,267 as of July 31, 2017. The change in the working capital deficit was primarily due to additional accruals related to employment agreements executed during the three months ended October 31, 2017.

The Company continues to seek sufficient capital to expand its drilling program. The most cost-effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would involve 100% of the drilling and completion funds provided by such working interest participant who would receive a 75% working interest in the applicable wells. We would retain a 25% carried working interest in such a drilling program.

The Company’s operating cash flow is dependent upon many factors, including production levels, sales volume, oil and gas prices and other factors that may be beyond its control.

Critical Accounting Policies and Recent Accounting Pronouncements

The Company has identified the policies below as critical to business operations and the understanding of the Company’s financial statements. The impact of these policies and associated risks is discussed throughout Management’s Discussion and Analysis where such policies affect the Company’s reported and expected financial results. A complete discussion of the Company’s accounting policies is included in Note 3 of the July 31, 2016, Notes to Consolidated Financial Statements included in its annual Form 10-K Report for the year ended July 31, 2016.

Principles of Consolidation

The Company’s consolidated financial statements include all its subsidiaries.

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

On July 31, 2016, we completed the acquisition of Gulf South Securities, Inc. (“GSSI”), a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and on August 31, 2016, we acquired Jilpetco, Inc., a Texas corporation engaged in the business of operating and providing oilfield services to oil and gas properties. On February 28, 2017, GSSI allowed its FINRA broker/dealer registration to lapse and GSSI has subsequently ceased operations.  The Company intends to liquidate and dissolve GSSI in Fiscal Year 2018.

Oil and Gas Reserve Information

The information regarding the Company’s oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon reservoir evaluation, price and other assumptions used in preparing its annual reserve study. A qualified independent petroleum engineer was engaged to prepare the estimates of the Company’s oil and gas reserves in accordance with applicable reservoir engineering standards and in accordance with Securities and Exchange Commission guidelines. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties which are undeveloped or have a limited production history. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. The Company’s oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of its assets.

Full Cost Method of Accounting

The Company accounts for its oil and natural gas operations using the full cost method of accounting. Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of the Company’s properties are located within the continental United States.

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. However, we may begin capitalizing interest in the future. During the three-month periods ended October 31, 2017 and 2016, we didn’t capitalize any interest.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

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

PEO and PFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the PEO and the PFO.  The Certifications are required in accordance with Section 03 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).  This Items of this report which you are currently reading is the information concerning the Evaluation referred to in Section 302 Certifications and this information should be read in conjunction with Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the three months ended October 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on December 14, 2017.

AMAZING ENERGY OIL AND GAS, CO.

By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

By:	STEPHEN SALGADO
Stephen Salgado
Principal Financial Officer and Principal Accounting Officer

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