Form 10-K/A
period 2017-07-31
Amazing Energy Oil & Gas, Co.
filed 2018-02-26
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2017

Commission File Number 000-52392

Amazing Energy Oil and Gas, Co.

(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

At January 30, 2018, 68,431,040 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This 10-K/A, for the period ending July 31, 2017, is being filed to correct the following matters:

1.

 To disclose that the Company did not enter into an employment agreement with Ira Glasser, nor did the Company issue, to Mr. Glasser, any options to purchase the Company’s common stock.

2.

 The Beneficial Ownership Table, and accompanying footnotes, contained in Item 12.

3.

To make technical corrections to the employment compensation provisions for Will McAndrew, Jed Miesner and Stephen Salgado.

4.

To update the status of the Company’s engagement with Noble Capital Markets, Inc.

5.

To correct grammatical and formatting matters.

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

(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

(A)

Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

(v)

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

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which we operate also regulate one or more of the following:

•

the location of the wells

•

the method of drilling and casing wells;

•

the timing of construction or drilling activities, including season wildlife closures;

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

	For the years ended July 31,
	2017	2016	2015
Production (NET)
Oil (Bbls)	5,566	7,396	12,127
Gas (MCF)	37,521	21,492	65,096
Total BOE	11,820	10,978	22,976
Total average BOE per day	32	30	63

Average prices
Oil (Bbls)	$42.91	$36.49	$57.06
Gas (Mcf)	2.22	2.03	2.09
Total per BOE	$43.28	$36.83	$57.41

The oil and gas sales revenues shown in the table below are the Company’s net share of annual revenues in each project for the past three fiscal years

	For the years ended July 31,
	2017	2016	2015
Oil revenue	$219,078	$224,997	$694,804
Gas revenue	57,424	25,479	86,328
	$276,502	$250,476	$781,133

Drilling Activity – Past Three Years

The following table sets forth information on our drilling activity for the last three fiscal years.  The information should not be considered indicative of future performance nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value.

	For the years ended July 31,
	2017	2016	2015
Development wells:

Productive	1	3	2
Dry	-	-	-

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

ITEM 3.  LEGAL PROCEEDINGS.

As of July 31, 2017, the Company was not a party to any litigation.  However, on September 7, 2017, Amazing Energy LLC and Jilpetco Inc. were served with a lawsuit, being Cause No. P-7600-83-CV in the 83rd District Court in Pecos County, Texas. The nature of the litigation is that Amazing Energy & Jilpetco were joined as defendants in a case in Pecos County, Texas, between Fredrick Bartlett Wulff, Sr. et al plaintiffs and Benedum & Trees, LLC et al defendants.  The suit alleges breach of lease, breach of implied duty to explore and develop, and requests a declaratory judgment that the leases are terminated, and the suit requests an accounting of lease production. The case in the early stages of discover as to the claims against the Company. Management intends to seek an early resolution of this case by settlement; but will vigorously defend the case. It is too early in the litigation to evaluate the likely outcome or to evaluate the range of losses, as the lease interests involved are small fractional interests. In the opinion of the Company’s management, none of the pending litigation, disputes or claims against it, if decided adversely, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Dividend Policy

Holders of common and preferred stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends; but is also not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid. The Board of Director’s discretion as to the payment of a dividend will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Transfer Agent

The transfer agent for the Company’s common stock is Columbia Stock Transfer Company, 1869 East Seltice Way, Suite 292, Post Falls, Idaho, 83854.

Stockholders’ Equity and Equity Transactions

The Company is authorized to issue 3,000,000,000 shares of its common stock. All shares of common stock are equal to each other with respect to voting, liquidation, dividend, and other rights. Owners of shares are entitled to one vote for each share owned at any Shareholders’ meeting. The common stock of the Company does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so.  The Company is authorized to issue 10,000,000 shares of its preferred stock with a no-par value per share.

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

The Company’s Expansion Strategy includes the following:

•

Capital Expenditure Strategy for Pecos Asset

•

Pecos County acreage represents the main revenue driver for Amazing Energy.

•

Management plans to implement a monthly capital budget to drill additional wells

•

Through its wholly owned oilfield services subsidiary, Jilpetco, the Company owns and operates their own rigs and can drill a well in a target pay zone in a shorter amount of time than if relying on third-party drillers. Increasing not only the production and reserves for the Company more efficiently, but also fueling the growth of Jilpetco.

•

Seeking to Acquire Additional Acreage

•

Potential pipeline in place to acquire cash flow from producing properties

•

The company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 States.

•

Growth through JV/ Farm Out

•

The Company intends to initiate discussions with other operators for the purpose of forming joint-ventures on current acreage as well as any acreage acquired in the future.

•

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

On August 11, 2017, Jed Miesner resigned as Chief Executive Officer of the Company.

Appointment of Officer and Director.

On August 11, 2017, Willard McAndrew was appointed Chief Executive Officer of the Company.

On August 31, 2017, Willard McAndrew III, Edward Devereaux, and Rolf Berg were elected to the Company’s Board of Directors.

On September 29, 2017, Ira Glasser was appointed our Executive Vice President.   Mr. Glasser’s employment with the Company was mutually terminated effective December 22, 2017.  No employment agreement was ever entered into by and between Mr. Glasser and the Company, and no options to purchase Company stock were ever issued to Mr. Glasser.

On August 11, 2017, Mr. McAndrew entered into an employment agreement with us, wherein, among other terms, Mr. McAndrew was awarded a signing bonus of $100,000, an annual salary of $250,000 and a discretionary bonus to be determined by the board of directors.  Mr. Andrew’s salary accrued until December, 2017, at which time the Company paid Mr. McAndrew all accrued salary owed to that point.  Mr. McAndrew’s signing bonus was paid by the Company in January 2018.  Mr. McAndrew will receive an additional bonus of one-year’s salary and also will receive options to purchase 2,500,000 shares of the Company’s common stock upon the Company achieving certain performance milestones related to the Company’s market cap exceeding $1 Billion or the Company’s stock trading on either the American Stock Exchange, New York Stock Exchange or any of the NASDAQ trading tiers.

On August 11, 2017, the Board also granted Mr. McAndrew options to purchase an additional 10,000,000 shares of the Company’s stock at an exercise price of $0.40 per share.  The vesting schedule for the options is: 2,000,000 as of the date of grant; 2,000,000 upon the Company’s share price closing at $1.00 per share for twenty (20) consecutive trading days; 2,000,000 upon the Company receiving a total of $5,000,000 in capital from any and all sources; 2,000,000 upon the average trading volume of the Company’s shares equals or exceeds 150,000 shares, per day, for 20 consecutive trading days; and 2,000,000 shares upon the Company’s production equaling or exceeding 250 barrels of oil equivalent, per day, for 60 consecutive trading days.

On August 11, 2017 the Board also granted Mr. McAndrew options to purchase up to 5,000,000 shares of the Company’s common stock at the exercise price of $.40 per share.  Subject to accelerated vesting of the options, as a result of the occurrence of certain events set forth in Mr. McAndrew option agreement, the vesting schedule for the options is: 1,250,000 options as of the date of grant; and 1,250,000 options on the anniversary of the date of grant for each of the ensuing three (3) years following the date of grant.

On August 11, 2017, Jed Miesner entered into an employment agreement with us, to serve as our President.  Mr. Miesner previously served as our Chief Executive Officer.  Mr. Miesner’s employment agreement contains terms which are similar to the terms contained in Mr. McAndrew’s agreement.  Mr. Miesner’s agreement provides for the payment of a signing bonus of $100,000, an annual salary of $250,000 and a discretionary bonus to be determined by the board of directors.  Mr. Miesner’s salary accrued until December, 2017, at which time the Company paid Mr. Meisner all accrued salary owed to that point.  Mr. Miesner’s signing bonus was paid by the Company in January 2018.  Mr. Miesner will receive an additional bonus of one year’s salary and also will receive options to purchase 2,500,000 shares of the Company’s common stock upon the Company achieving certain performance milestones related to the Company’s market cap exceeding $1 Billion or the Company’s stock trading on either the American Stock Exchange, New York Stock Exchange or any of the NASDAQ trading tiers.

On August 11, 2017 the Board also granted Mr. Miesner options to purchase up to 5,000,000 shares of the Company’s common stock at the exercise price of $.40 per share.  Subject to accelerated vesting of the options, as a result of the occurrence of certain events set forth in Mr. Miesner’s option agreement, the vesting schedule for the options is: 1,250,000 options as of the date of grant; and 1,250,000 options on the anniversary of the date of grant for each of the ensuing three (3) years following the date of grant.

On August 11, 2017, Stephen Salgado entered into a similar agreement with us, whereby Mr. Salgado will continue to serve as our Chief Financial Officer and Secretary. Under our agreement with Mr. Salgado, Mr. Salgado will be paid a signing bonus of $33,000, an annual salary of $125,000 plus a discretionary bonus to be determined by the board of directors. A portion of Mr. Salgado’s salary accrued until December, 2017, at which time the Company paid Mr. Salgado all accrued salary owed to that point.  Mr. Salgado’s signing bonus was paid by the Company in January 2018.  Mr. Salgado will receive an additional bonus of one year’s salary and also will receive options to purchase 835,000 shares of the Company’s common stock upon the Company achieving certain performance milestones related to the Company’s market cap exceeding $1 Billion or the Company’s stock trading on either the American Stock Exchange, New York Stock Exchange or any of the NASDAQ trading tiers.

On August 11, 2017 the Board also granted Mr. Salgado options to purchase up to 1,750,000 shares of the Company’s common stock at the exercise price of $.40 per share.  Subject to accelerated vesting of the options, as a result of the occurrence of certain events set forth in Mr. Salgado’s option agreement, the vesting schedule for the options is: 437,500 options as of the date of grant; and 437,500 options on the anniversary of the date of grant for each of the ensuring three (3) years following the date of grant.

On August 11, 2017, we engaged Noble Capital Markets, Inc. to provide financial advisory and investment banking services to the Company.  Our engagement with Noble Capital Markets, Inc. was terminated effective November 11, 2017.

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

DeCoria, Maichel & Teague P.S.

Spokane, Washington

November 13, 2017

PART I

ITEM 1.

FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2017	July 31, 2016
ASSETS		(Recast)
CURRENT ASSETS:
Cash and cash equivalents	$756,603	$344,777
Oilfield service receivable	64,392	71,342
Oilfield service receivable, related party, net of allowance for bad debt of $31,404 and $Nil	-	71,745
Oil and gas receivables	39,901	37,043
Prepaid expenses and other current assets	67,843	61,083
TOTAL CURRENT ASSETS	928,739	585,990
Property and equipment, net of accumulated depreciation of $306,392 and $192,403	545,812	399,077
OIL AND GAS PROPERTIES, Full Cost Method
Evaluated properties, net of accumulated depletion of $1,179,955 and $997,986	5,919,082	6,236,709
Other assets and restricted cash	76,622	26,622
TOTAL ASSETS	$7,470,255	$7,248,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,618	$167,141
Accrued liabilities	62,203	39,482
Revenue payable to interest owners	421,423	422,865
Interest payable, related parties	244,009	20,324
Current portion of convertible debt, related party	430,892	329,506
Note payable on acquisition, related party	104,167	-
Note payable	50,000	-
Notes payable, related parties	347,500	180,000
Line of credit	-	50,000
Equipment note payable, current portion	10,006	-
TOTAL CURRENT LIABILITIES	1,747,818	1,209,318
LONG TERM LIABILITIES:
Asset retirement obligation	183,397	211,218
Equipment note payable, net of current portion	34,981	-
Common stock payable	-	32,250
Convertible debt, related party, net of current portion	2,650,278	2,751,665
TOTAL LONG-TERM LIABILITIES	2,868,656	2,995,133
TOTAL LIABILITIES	4,616,474	4,204,451
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Series A Preferred Stock, $0.01 par value, 9,000 shares issued and outstanding, liquidation preference $900,000	90	90
Series B Preferred Stock, $0.01 par value, 50,000 shares issued and outstanding, liquidation preference $900,000	500	500
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 66,581,040 and 59,839,456 issued and outstanding	66,581	59,840
Additional paid-in capital	28,814,857	27,638,956
Accumulated deficit	(26,028,247)	(24,655,439)
TOTAL STOCKHOLDERS’ EQUITY	2,853,781	3,043,947
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,470,255	$7,248,398

The accompanying notes are an integral part of these financial statements.

See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2017	2016
REVENUE		(Recast)
Oilfield service revenue	$285,277	$323,793
Oil and gas sales	276,502	250,476
TOTAL GROSS REVENUE	561,779	574,269
OPERATING EXPENSE
Oil and gas production expenses	245,457	175,105
Oilfield service and lease operating expenses	351,806	282,803
Selling, general and administrative expenses	822,336	645,125
Depreciation expense	119,155	80,192
Depletion expense	181,969	124,959
Accretion expense	9,396	12,854
Gain on sale of leasehold mineral rights	(170,000)	(103,854)
TOTAL OPERATING EXPENSES	1,560,119	1,217,184
LOSS FROM OPERATIONS	(998,340)	(642,915)
OTHER INCOME (EXPENSE)
Interest income	3,175	2,054
Financing fees associated with debt modification	(105,800)	-
Impairment of goodwill	-	(5,975,836)
Interest expense	(7,276)	(2,109)
Interest expense, related parties	(264,567)	(290,046)
TOTAL OTHER INCOME (EXPENSE)	(374,468)	(6,265,937)
NET INCOME (LOSS) BEFORE INCOME TAXES	(1,372,808)	(6,908,852)
Income tax provision (Note 12)	-	-
NET INCOME (LOSS)	(1,372,808)	(6,908,852)
Deemed capital distribution on acquisition of common control entity	(423,648)	-
Deemed capital contribution on exchange of related party debt and interest for preferred stock	-	454,265
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,796,456)	$(6,454,587)
NET LOSS PER COMMON SHARE, Basic and diluted	$(0.03)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – basic and diluted	64,437,390	53,464,977

The accompanying notes are an integral part of these financial statements.

See Note 1 for information regarding recast amounts and basis of financial statement presentation.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES		(Recast)
Net loss	$(1,372,808)	$(6,908,852)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock issued for services	12,375	108,500
Gain on sale of leasehold and mineral rights	(170,000)	(100,772)
Gain on sale of equipment		(3,080)
Bad debt expense	31,404	-
Depreciation expense	119,155	80,192
Depletion expense	181,969	124,959
Accretion expense	9,396	12,854
Impairment of goodwill	-	5,975,836
Financing fees associated with debt modification	105,800	-
Changes in operating assets and liabilities
Oilfield service receivable	6,950	181,546
Oilfield service receivable, related party	(31,404)	-
Oil and gas receivable	(2,858)	68,727
Prepaid expenses and other current asset	(6,760)	(29,605)
Accounts payable	(89,523)	(100,959)
Revenue payable to interest owners	(1,442)	(393,935)
Accrued liabilities	22,721	(59,191)
Interest payable, related parties	223,685	289,802
NET CASH USED IN OPERATING ACTIVITIES	(961,340)	(753,978)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of leasehold and mineral rights	170,000	-
Proceeds from sale of working interests, oil and gas properties	656,596	-
Net cash acquired (advanced) in acquisition of companies	-	(900)
Proceeds from sale of property and equipment	4,000	21,000
Purchase of secured letter of credit, restricted	(50,000)	-
Acquisition of property and equipment	(212,898)	(5,435)
Acquisition of oil and gas properties	(562,155)	(285,583)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	5,543	(270,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,603,961	181,844
Common stock payable	-	32,250
Payments on equipment note payable	(8,005)	-
Proceeds from note payable	50,000	-
Advances from line of credit	175,000	-
Payments on line of credit	(225,000)	-
Payments on notes payable, related parties	(57,500)	-
Proceeds from notes payable, related parties	225,000	180,000
Payments on notes payable on acquisition, related party	(395,833)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,367,623	394,094
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	411,826	(630,802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	344,777	975,579
CASH AND CASH EQUIVALENTS AT END OF YEAR	$756,603	$344,777
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid in cash	$27,834	$-
Equipment acquired with note payable	52,992	-
Deemed capital distribution on acquisition of common control entity (Note 1)	423,648
Acquisition of common control entity in exchange for related party note and oilfield services receivable, related party (Note 6)	571,745	-
Common stock issued for common stock payable	32,250	-
Preferred series A shares issued for conversion of debt and accrued interest (Note 8)	-	900,000
Acquisition of subsidiary through issuance of common stock, stock purchase warrants, and preferred stock (Note 7)	-	5,974,914

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management’s estimates include estimates of impairment in carrying value of assets and liabilities, and collectability of recorded oilfield services receivables, stock-based compensation, deferred income taxes, asset retirement obligations, oil and gas property ceiling tests, and depreciation, depletion and amortization. Actual results could differ from these estimates.

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
JULY 31, 2017

NOTE 12 - INCOME TAXES

The Company did not recognize a tax provision for the years ended July 31, 2017 and July 2016

The following is reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax benefit for the years ended July 31, 2017 and July 31, 2016:

	For the year ended July 31,
	2017	2016
Statutory benefit	$(736,582)	$(2,395,430
Permanent differences:
Prior year change in estimate	(260,131)	2,031,784
Sale of subsidiary	57,800	208,317
Meals and entertainment and other	3,813	4,621
Change in valuation allowance	935,100	150,708
Net tax benefit	$-	$-

	2017	2016
Deferred Tax Assets:
Net operating loss carryforward	$3,628,293	$2,711,635
Depletion and depreciation	65,443	57,679
Total deferred tax assets	3,693,736	2,769,314

Deferred Tax Liabilities:
Intangible drilling and other costs for oil and gas properties	$(1,466,531)	$(1,466,532)
Other	(30,449)	(41,126)
Total deferred tax liabilities	(1,496,980)	(1,507,658)
Net deferred tax assets and liabilities	2,196,756	1,261,656
Less valuation allowance	(2,196,756)	(1,261,656)
Total deferred tax assets and liabilities	$-	$-

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

Preferred stock

The Company is authorized to issue 10,000,000 shares of its preferred stock with a no-par value per share.

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

On January 3, 2017 Afranex paid a $50,000 non-refundable option fee to the Company, as consideration for extending the option period to March 31, 2017.  Afranex agreed to pay the Company a total of $120,000 to exercise the option and acquire either the stock or the claims.   On March 29, 2017, Afranex exercised the option by paying the Company $120,000 in cash and taking transfer of all of Kisa’s right, title and interest in and to the claims.  For the year ended July 31, 2017, the Company recognized a gain on sales of mineral rights of $170,000 because the carrying value of the mineral interest was zero.

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

	2017	2016
Proved properties	$7,099,037	$7,243,509
Total oil and gas properties	7,099,037	7,243,509
Accumulated DD&A	(1,179,955)	(997,986)
Net oil and gas properties	$5,919,082	$6,236,709

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended July 31, 2017 and 2016 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended July 31, 2017 and 2016, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Robert A. Bories, Treasurer - On April 20, 2016, Robert A. Bories was appointed our treasurer.  Mr. Bories co-founded Gulf South Holding in June 2008 and serves as its Treasurer and a Director.  Mr. Bories has served as Vice President and Treasurer of Gulf South Operators since 1998.  Since graduating from Vanderbilt University in 1977 with a Bachelor of Science degree in Business Administration and Accounting, Mr. Bories has held numerous positions in financial accounting and business administration.  In 1998, Mr. Bories joined Gulf South Operators as a co-owner.  Mr. Bories also serves as a Director for, among others, Rampart Energy, LLC, Standard Coffee Service, New Orleans Board of Trade, WYES Public Television, Isidore Newman School and Touro Infirmary Foundation and is the former President Pro Tem of New Orleans Public Belt Railroad.

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

Edward Devereaux, Director – Edward Devereaux has been a Director of the Company since September 5, 2017.  Mr. Devereaux has more than 45 years of experience in the financial services & investment banking industries. In the 1970 and 1980's he worked as an investment advisor and investment banker for national investment firms headquartered in New York. Between the late 1990's and mid 2000's, Mr. Devereaux served as President of both a mutual fund company in California and a New York based real estate investment trust (REIT). In 2007, Mr. Devereaux formed an investment banking consulting firm serving the retail brokerage and Registered Investment Advisory (RIA) communities. In 2013, he became a member of the board of directors for a public oil and gas exploration and production company located in Dallas where he served as Chairman of the company's audit committee until 2017. From 2016 to present, he has held a staff position at a Southwestern regional investment. Mr. Devereaux has participated in raising over $10 billion of investment capital in his career. Mr. Devereaux has a Bachelor of Arts Degree from Hofstra University.

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

Audit Committee Financial Expert

We do not have an Audit Committee Financial Expert.  We believe that the need for an Audit Committee Financial Expert and the costs associated with such retention is not warranted at the present time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 30, 2018 regarding the ownership of our Common Stock by:

•

Each person who is known by us to own more than 5% of our shares of common stock;

•

Each of our named executive officers and directors; and

•

All of our executive officers and directors as a group.

The number of shares beneficially owned, and the percentage of shares beneficially owned, are based on 75,034,040 shares of common stock outstanding as of January 30, 2018.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following January 30, 2018, subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Total number of shares beneficially owned		Pct of Class
Jed Miesner (1) Amarillo, TX Chairman and President	118,827,276	(2)(3)(4)(5)	66.3%	(8)
Robert Bories (6) New Orleans, LA Treasurer	3,104,576	(7)	4.0%	(9)
Tony Alford (18) Amarillo, TX Director	1,194,057		1.6%	(10)
Bob Manning (19) Amarillo, TX Director	646,568		0.9%	(11)
Darrell Carey Amarillo, TX Director	207,604		0.3%	(12)
Reese Pinney New Orleans, LA Chief Operating Officer	180,000		0.2%	(13)
Stephen Salgado Amarillo, TX Principal Accounting Officer and Secretary	737,040		1.0%	(14)
Willard McAndrew Amarillo, TX Principal Executive Officer and Director	3,250,000		4.2%	(15)
Rolf Berg Menomonee Falls, WI Director	4,174,218		5.5%	(16)
Edward Devereaux Corinth, TX Director	75,000		0.1%	(17)
All Directors and Executive Officers as a Group	132,396,339		70.84%

Other entities that control over 5% of common stock	Total number of shares beneficially owned	Pct of Class

The National Christian Charitable Foundation	15,053,617	20.1%

TOTAL	15,053,617	20.1%

(1)

The nature of Jed Miesner's indirect beneficial ownership is due to Mr. Meisner being the natural person with voting and dispositive control over Petro Pro Ltd and JLM Strategic Investments LP, both entities of which are holders of certain convertible notes.  Mr. Miesner also has indirect beneficial ownership in Cornerstone Fidelity Capital, LLC.

(2)	Includes 359,448 common shares held directly by Chairman of the Board of Directors (Direct ownership)

(3)	Includes 14,276,899 common shares held indirectly by Chairman of the Board of Directors (Indirect ownership)
(4)	Includes 4,755,881 derivative securities convertible to common shares held indirectly by Chairman of the Board of Directors (indirect ownership)

(5)	Direct beneficial ownership = 359,448 common shares + 1,350,000 exercisable stock options + 8,085,048 convertible instruments + 90,000,000 convertible preferred stock = 99,794,496
Indirect beneficial ownership = 14,276,899 common shares + 4,755,881 convertible instruments = 19,032,780
Total beneficial ownership = 99,794,496 Direct + 19,032,780 Indirect = 118,827,276

(6)	The nature of Robert Bories' indirect beneficial ownership is due to Mr. Bories being the natural person with voting and dispositive control over Gulf South Holdings Inc.
(7)	Includes 2,674,576 common share purchase warrants held indirectly by Gulf South Holdings, Inc. Total Beneficial Ownership = 430,000 Direct + 2,674,576 Indirect = 3,104,576

(8)

Miesner: Shares Beneficially owned (Common shares owned + convertible instruments + Stock options + Common stock equivalent-preferred stock) divided by (Current common shares outstanding common shares owned + convertible instruments + Stock options + Common stock equivalent-preferred stock) = (14,636,347 common shares+12,840,929 convertible notes+1,350,000 exercisable common stock options +90,000,000 common stock equivalents-preferred stock) divided by (75,034,040 +12,840,929+1,350,000+90,000,000) = (118,827,276/179,224,969) = 66.3%

(9)

Bories: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants + Common Stock Options) divided by (Current common shares outstanding +Common share purchase warrants + Common Stock Options) = (180,000 common shares+2,674,576 common share purchase warrants+250,000 stock options) divided by (75,034,040 shares outstanding+2,674,576 share purchase warrants + 250,000 common stock options) = (3,104,576/77,958,616) = 4.0%

(10)

Alford: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding +Common share purchase warrants) = (994,057 common shares+200,000 common share purchase warrants) divided by (75,034,040 shares currently outstanding+200,000 share purchase warrants) = (1,194,057/75,234,040) = 1.6%

(11)

Manning: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (421,568 common shares + 225,000 common share purchase warrants) divided by (75,034,040 shares currently outstanding+225,000 share purchase warrants) = (646,568/75,259,040) = 0.9%

(12)

Carey: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (57,604 common shares + 150,000 common share purchase warrants) divided by (75,034,040 shares currently outstanding+150,000 share purchase warrants) = (207,604/75,184,040) = 0.3%

(13)

Pinney: Shares Beneficially owned consisting of (Common shares owned + Common stock options) divided by (Current common shares outstanding + Common stock options) = (30,000 common shares + 150,000 common stock options) divided by (75,034,040 shares currently outstanding+150,000 common stock options) = (180,000/75,184,040) = 0.2%

(14)

Salgado: Shares Beneficially owned consisting of (Common shares owned + Common stock options) divided by (Current common shares outstanding + Common stock options) = (299,540 common shares + 437,500 exercisable common stock options) divided by (75,034,040 shares currently outstanding+437,500 exercisable common stock options) = (737,040/75,471,540) = 1.0%

(15)

McAndrew: Shares Beneficially owned consisting of (Common shares owned + Common stock options) divided by (Current common shares outstanding + Common stock options) = (0 common shares + 3,250,000 exercisable common stock options) divided by (75,034,040 shares currently outstanding+3,250,000 exercisable common stock options) = (3,250,000/78,284,040) = 4.2%

(16)

Berg: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (3,924,218 common shares + 250,000 common stock warrants) divided by (75,034,040 shares currently outstanding+250,000 common stock purchase warrants) = (4,174,218/75,284,040) =5.5%

(17)

Devereaux: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (0 common shares + 75,000 common stock warrants) divided by (75,034,040 shares currently outstanding+75,000 common stock purchase warrants) = (75,000/75,109,040) =0.1%

(18)	Jointly owned with his wife, Christine Alford

(19)	Jointly owned with Happy State Bank Custodian of IRA fbo Bob Manning

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

Equity Compensation Plan

Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	-	-	11,350,000

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	11,350,000

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

At November 23, 2016, the Noteholders have waived any event of default and have commenced discussion to extend or replace the loan with a new loan agreement (Note 18 – Subsequent Events).  This was accounted for as a modification.  On January 6, 2017, the Company paid 25% of the principal, being $57,500, paid the 10% note fee, being $23,000, and paid the accrued interest through November 23, 2016, being $ 8,035, for a grand total of payments being $88,536.

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

AMAZING ENERGY OIL AND GAS, CO.

February 16, 2018	By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

February 16, 2018	By:	STEPHEN SALGADO
Stephen Salgado
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JED MIESNER	Director	February 16, 2018
Jed Miesner

BOB MANNING	Director	February 16, 2018
Bob Manning

TONY ALFORD	Director	February 16, 2018
Tony Alford

DARRELL CAREY	Director	February 16, 2018
Darrell Carey

EDWARD DEVEREAUX	Director	February 16, 2018
Edward Devereaux

ROLF BERG	Director	February 16, 2018
Rolf Berg

WILLARD MCANDREW III	Director	February 16, 2018
Willard McAndrew III

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.				X
3.17	Bylaws of Gulf South Securities, Inc.				X
3.18	Articles of Incorporation – Jilpetco, Inc.				X
3.19	Bylaws of Jilpetco, Inc.				X
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8

10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X