Form 10-Q
period 2018-01-31
Amazing Energy Oil & Gas, Co.
filed 2018-03-19
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

January 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,786,010 as of March 14, 2018.

AMAZING ENERGY OIL AND GAS, CO.

The accompanying notes are an integral part of these financial statements

PART I

ITEM 1.

FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2018	July 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$994,213	$756,603
Oilfield service receivable	115,703	64,392
Oil and gas receivables	15,369	39,901
Prepaid expenses and other current assets	56,875	67,843
TOTAL CURRENT ASSETS	1,182,160	928,739
Property and equipment, net of accumulated depreciation of $369,324 and $306,292	484,660	545,812
OIL AND GAS PROPERTIES, Full Cost Method
Evaluated properties, net of accumulated depletion of $1,254,355 and $1,179,955	6,046,341	5,919,082
Other assets and restricted cash	76,622	76,622
TOTAL ASSETS	$7,789,783	$7,470,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$154,502	$77,618
Accrued liabilities	32,087	62,203
Revenue payable to interest owners	421,232	421,423
Interest payable, related parties	309,130	244,009
Current portion of convertible debt, related party	430,893	430,892
Note payable on acquisition, related party	-	104,167
Note payable	-	50,000
Notes payable, related parties	-	347,500
Equipment note payable, current portion	10,247	10,006
TOTAL CURRENT LIABILITIES	1,358,091	1,747,818
LONG TERM LIABILITIES:
Asset retirement obligation	188,122	183,397
Equipment note payable, net of current portion	29,804	34,981
Common stock payable	262,500	-
Convertible debt, related party, net of current portion	2,650,277	2,650,278
TOTAL LONG-TERM LIABILITIES	3,130,703	2,868,656
TOTAL LIABILITIES	4,488,794	4,616,474
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized
Series A Preferred Stock, $0.01 par value, 9,000 shares issued and outstanding, liquidation preference $900,000	90	90
Series B Preferred Stock, $0.01 par value, 50,000 shares issued and outstanding, liquidation preference $900,000	500	500
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 75,076,010 and 66,581,040 issued and outstanding	75,076	66,581
Additional paid-in capital	33,356,989	28,814,857
Accumulated deficit	(30,131,665)	(26,028,247)
TOTAL STOCKHOLDERS’ EQUITY	3,300,989	2,853,781
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,789,783	$7,470,255

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
REVENUE
Oilfield service revenue	$49,732	$76,465	$126,742	$162,671
Oil and gas sales	41,382	65,037	111,976	119,254
TOTAL GROSS REVENUE	91,114	141,502	238,718	281,925
OPERATING EXPENSES
Oil and gas production expenses	14,739	40,902	44,298	63,608
Oilfield service and lease operating expenses	2,292	108,588	44,577	136,411
Selling, general and administrative expenses	1,366,014	281,292	3,998,603	573,172
Depreciation expense	30,834	31,689	61,606	53,939
Depletion expense	42,055	27,782	74,400	56,393
Accretion expense	2,363	2,181	4,725	4,898
Gain on sale of mineral rights	-	(50,000)	-	(50,000)
TOTAL OPERATING EXPENSES	1,458,297	442,434	4,228,209	838,421
LOSS FROM OPERATIONS	(1,367,183)	(300,932)	(3,989,491)	(556,496)
OTHER INCOME (EXPENSE)
Interest income	326	174	418	2,726
Interest expense	695	(5,629)	(3,062)	(19,667)
Interest expense, related parties	(54,539)	(61,630)	(111,235)	(123,260)
TOTAL OTHER INCOME (EXPENSE)	(53,518)	(67,085)	(113,879)	(140,201)
NET LOSS	(1,420,701)	(368,017)	(4,103,370)	(696,697)
Deemed capital distribution on acquisition of common control entity	-	-	-	(423,648)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,420,701)	$(368,017)	$(4,103,370)	$(1,120,345)

NET LOSS PER COMMON SHARE, Basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – basic and diluted	69,585,268	64,411,053	68,274,458	63,884,346

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	January 31, 2018	January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,103,370)	$(696,697)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Common stock issued for services	422,069	12,375
Gain on sale of leasehold and mineral rights	-	(50,000)
Depreciation expense	61,606	53,939
Depletion expense	74,400	56,393
Accretion expense	4,725	4,898
Stock based compensation	2,166,058	-
Changes in operating assets and liabilities
Oilfield service receivable	(51,311)	-
Oilfield service receivable, related party	-	40,378
Oil and gas receivable	24,532	17,847
Prepaid expenses and other current assets	10,968	(48,279)
Accounts payable	76,884	(225,410)
Revenue payable to interest owners	(240)	(134,329)
Accrued liabilities	(30,116)	1,573
Interest payable, related parties	65,121	106,144
NET CASH USED IN OPERATING ACTIVITIES	(1,278,674)	(861,168)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from optioned mineral properties	-	50,000
Proceeds from sale of working interests, oil and gas properties	-	656,596
Purchase of secured letter of credit, restricted	-	(50,000)
Acquisition of property and equipment	(454)	(218,271)
Acquisition of oil and gas properties	(201,659)	(50,410)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(202,113)	387,915
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and common stock payable	2,225,000	1,603,961
Payments on equipment note payable	(4,936)	(3,976)
Payments on note payable, non-related party	(50,000)	(57,500)
Proceeds on notes payable, related parties	25,000	-
Payments on notes payable, related parties	(372,500)	-
Payments on notes payable on acquisition, related party	(104,167)	(270,833)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,718,397	1,271,652
NET INCREASE IN CASH AND CASH EQUIVALENTS	237,610	798,399
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	756,603	344,148
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$994,213	$1,142,547

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired with note payable	-	52,992
Deemed capital distribution on acquisition of common control entity	-	423,648
Acquisition of common control entity in exchange for related party note and oilfield services receivable, related party (Note 6)	-	571,745
Common stock issued for common stock payable	-	32,250

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

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

On January 8, 2018, the Company dissolved Gulf South Securities, Inc.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, Inc., Amazing Energy LLC, Kisa Gold Mining, Inc., Gulf South Securities, Inc. and Jilpetco, Inc.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flows for the three and six months ended January 31, 2018 and 2017. The operating and financial results for the Company for the six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2018, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets, the Company has an accumulated deficit of $30,131.665.  At January 31, 2018, the Company's working capital deficit was $175,931.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mineral properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Oil and gas receivables consist of oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of January 31, 2018, management estimated uncollectable accounts at $45,603 .

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management’s estimates include estimates of impairment in carrying value of assets and liabilities, and collectability of recorded oilfield services

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

receivables, stock-based compensation, deferred income taxes, asset retirement obligations, oil and gas property ceiling tests, and depreciation, depletion and amortization. Actual results could differ from these estimates.

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

The Company’s oil and gas revenue originated from production from its properties in Texas.  Each revenue stream is sold to a single customer through month to month contracts.  While this creates a customer concentration, there are alternate buyers of the production in event the sole customer is unable or unwilling to purchase.

The Company sells its oil and gas production to only two customers. Oil production is sold to Rio Energy International, Inc. and natural gas production is sold to Trans-Pecos Natural Gas Company, LLC. As a result, during the fiscal years ended January 31, 2018 and 2017, these customers represented 100% of its oil and gas revenue (“major customers”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of January 31, 2018, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties.

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

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The estimated fair value of convertible debt, related party approximates $8.9 Million at January 31, 2018 based on its common stock equivalents and exchange trading price.

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

JANUARY 31, 2018

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

JANUARY 31, 2018

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

For options issued with service vesting conditions, compensation cost is recognized over the vesting period.  For options issued with performance conditions, compensation cost is recognized if and when the Company concludes that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures.  For options issued with market conditions, compensation cost is recognized over the requisite service period and discounted by the probability of the condition thereof being met.

Environmental laws and regulations

The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations.

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At January 31, 2018 and July 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition”. The guidance requires that an entity recognize revenue in a way that depicts the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The guidance will be effective for annual reporting periods beginning after December 15, 2017 and will be effective for the Company on August 1, 2018, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements.

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

JANUARY 31, 2018

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

The outstanding securities at January 31, 2018 and 2017, that could have a dilutive effect on future periods are as follows:

	January 31, 2018	January 31, 2017
Conversion option on related party debt	13,019,886	11,832,724
Convertible preferred stock	6,490,000	6,490,000
Stock options	28,085,000	-
Warrants	4,917,551	2,674,576
Total potential dilution	52,512,437	20,997,300

For the three and six months ended January 31, 2018 and 2017, the effect of this potential dilution has not been recognized since it would have been anti-dilutive.

NOTE 4 – OILFIELD SERVICE RECEIVABLE, RELATED PARTY

As of January 31, 2018 and July 31, 2017, the balance of oilfield service receivables due from Gulf South Energy Partners, LLC, a related party, was $45,603 and $31,404, respectively.  Management has determined repayment as unlikely and, consequently has fully reserved the balance of the account as uncollectible.

NOTE 5 – PROPERTY AND EQUIPMENT

As of January 31, 2018 and July 31, 2017, the property and equipment asset balance was composed of the following:

	January 31, 2018	July 31, 2017

Drilling equipment	$600,000	$600,000
Other equipment	253,984	253,531
Less: Accumulated depreciation	(369,324)	(307,718)
Total property and equipment	$484,660	$545,812

NOTE 6 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas. The Company’s oil and gas properties are located entirely in the United States.

The Company has leasehold rights located within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty-four wells on these leases. The Company has drilled twenty-four wells throughout this property, with twenty-one producing and three shut-in. The oil and gas property balances at January 31, 2018 and July 31, 2017 are set forth in the table below:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

	January 31, 2018	July 31, 2017

Proved leasehold costs	$2,080,861	$2,049,593
Cost of wells and development	5,090,949	4,920,558
Asset retirement obligation, asset	128,886	128,886
Total cost of oil and gas properties	7,300,696	7,099,037
Less: Accumulated depletion	(1,254,355)	(1,179,955)
Oil and gas properties, net full cost method	$6,046,341	$5,919,082

For the year ended July 31, 2017, the Company sold an 11% working interest in four wells and a 60% working interest in three wells for a total of $656,596 in cash to Gulf South Energy Partners, a related entity controlled by Robert Bories, a member of the Company’s Board of Directors.  The sale of working interests in seven wells resulted in a reduction in oil and gas properties of $656,596 for the year ended July 31, 2017.  Gain or loss was not recognized on this sale since the sale did not significantly alter the relationship between capitalized costs and proved reserves.

NOTE 7 – COMMON CONTROL ACQUISITION OF JILPETCO, INC.

On April 15, 2016, the Company entered into an agreement with Jed Miesner, the Chairman of the Company’s Board of Directors, to acquire all his interest (100% of the total outstanding shares of common stock) in Jilpetco, Inc., a Texas corporation (“Jilpetco”) in consideration of $500,000.  Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties, including the Company’s.

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

The Company completed the acquisition of Jilpetco on August 31, 2016 (Note 1 - Nature of Operations).

NOTE 8 – NOTES PAYABLE– RELATED PARTIES

Convertible debt, related parties

On January 3, 2011, the Company formalized a loan agreement with Jed and Lesa Miesner, the Company’s CEO and Chairman and his spouse, for $1,940,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At January 31, 2018 and 2017, the current component of this loan was $248,704 and 191,092, respectively. The long-term amounts at January 31, 2018 and 2017 were $1,691,296 and $1,748,971 respectively.

On December 30, 2010, Amazing Energy, LLC, a wholly owned subsidiary of the Company,  formalized loan agreements with Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At January 31, 2018 and 2017, the current component of this loan was $141,018 and $108,315 respectively.  The long-term amounts at January 31, 2018 and 2017, were $958,982 and $991,685, respectively.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock (see below).  At January 31, 2018 and 2017, the current component of this loan was $41,170 and $30,162, respectively.  The long-term amounts at January 31, 2018 and 2017, were $Nil and $8,258, respectively.

Terms of the notes, as amended, provide for adjustment to the interest rate beginning February 1, 2017 from 8% to a rate of 6% through February 1, 2019, and a rate of Prime plus 2% for the remaining years. The notes also included a conversion feature that

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders.

Principal maturities for the two loan agreements and the credit facility outstanding at January 31, 2018 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending January 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2018	$248,704	$141,018	$41,170	$430,893
2019	62,290	35,319	-	97,608
2020	67,273	38,144	-	105,417
2021	72,655	41,196	-	113,851
2022	78,467	44,492	-	122,959
Subsequent years	1,410,611	799,831	-	2,210,442
	$1,940,000	$1,100,000	$41,170	$3,081,170

At January 31, 2018, Mr. Miesner has waived any event of default on the delinquent payments of principal and interest due on the loans and credit facility.

As of January 31 and July 31, 2017, the accrued and unpaid interest on this related party convertible debt was as follows:

	January 31, 2018	July 31, 2017

Jed and Lesa Meisner	$194,638	$135,959
Petro Pro, Ltd.	110,362	77,090
JLM Strategic Investments, LP	4,130	2,885
Total accrued interest, related party convertible notes	$309,130	$215,934

At January 31, 2018, the balance of the convertible debt and accrued interest was convertible to 13,019,886 shares of common stock at a conversion price of $0.60 per share.

Related party interest expense on the convertible debt for the three months ended January 31, 2018 and 2017, was $46,597 and $61,630, respectively. Related party interest expense for the six months ended January 31, 2018 and 2017, was $93,195 and $123,360 respectively.

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

In addition, the $500,000 consideration for the acquisition was in the form of a note payable at 6% interest calling for monthly payments of principal and interest and maturing on December 25, 2017. On December 19, 2017, the Company made the final principal payment on the note payable on acquisition, related party.

For the three months ended January 31, 2018, the Company made principal payments of $41,667 plus interest of $1,367 on this note. For the three months ended January 31, 2017, the Company made principal payments of $120,833 plus interest of $2,257.

For the six months ended January 31, 2018, the company made principal payments of $104,167 plus interest of $3,416 on this note.  For the six months ended January 31, 2017, the Company made principal payments of $270,833 plus interest of $4,446

Notes payable, related parties

On May 27, 2016, Jilpetco entered into loan agreements (the “May 2016 Notes”) with Tony Alford, Robert Bories, Robert

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

Manning, Petro Pro Ltd., and Reese Pinney.  Messrs. Alford and Manning are members of the Board of Directors and Miesner is Chairman. Messrs. Bories and Pinney are officers of the Company. The aggregate principal amount of the notes was $180,000.

The notes were scheduled to mature on November 23, 2016 and bore interest at the rate of 8% per annum. and included an initial participation fee of $18,000 equal to 10% of the principal amount of the loans.  On August 15, 2016, the loan agreements were modified to accept additional amounts from all the individual noteholders except Mr. Manning. An additional total of $50,000 was subsequently advanced on these notes, and an additional participation fee of $5,000 was incurred.

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

On August 4, 2017, the Company entered into additional loan agreement (remainder of the “July 2017 Notes”) with Tony Alford.  Mr. Alford’s new note was $25,000.  The notes bear interest at a rate of 8% per annum and incurred a participation fee of $2,500 equal to 10% of the principal amounts of the loans.  The July 2017 Notes were due January 21, 2018

On December 15, 2017 and January 2, 2018, respectively, the Company made the following principal, interest and financing participation fee payments on the May 2016 and July 2017 Notes, which included paying in full all principal balances, accrued interest and financing fees on the May 2016 and July 2017 notes:

	Notes payable, related parties			Interest and financing fees payable
	May 2016 Notes	July 2017 Notes	Total	May 2016 Interest	July 2017 Interest	July 2017 fee	Total
Petro Pro Ltd.	$48,750	$50,000	$98,750	$3,716	$1,844	$5,000	$10,560
Robert Bories	48,750	50,000	98,750	3,716	1,844	5,000	10,560
Tony Alford	48,750	25,000	73,750	3,716	844	2,500	7,060
Robert Manning	15,000	25,000	40,000	1,143	922	2,500	4,565
Reese Pinney	11,250	-	11,250	859	-	-	859
Rolf Berg	-	50,000	50,000	-	1,844	5,000	6,844
Total	$172,500	$200,000	$372,500	$13,150	$7,298	$20,000	$40,448

Related party interest expense on these May 2016 and July 2017 Notes for three months ended January 31, 2018 and 2017 was $5,892 and $123,718 respectively.  For the six months ended January 31, 2018 and 2017, interest expense, related party was $12,789 and $2,188, respectively.

For the three- and six-months ended January 31, 2018, the Company made principal payments of $372,500 plus interest and participation fee of $40,448 on the May 2016 and July 2017 notes.

For the three months ended January 31, 2018 and 2017, interest expense, related parties on all notes was $54,539 and $61,630, respectively.  For the six months ended January 31, 2018 and 2017, interest expense, related parties on all notes was $111,235 and $123,260, respectively.

NOTE 9 – NOTE PAYABLE AND LINE OF CREDIT

On July 21, 2017, the Company entered into a loan agreement with an unrelated party.  The principal amount of the note was $50,000.  The note matured on January 21, 2018 and bore interest at a rate of 8% per annum and included a participation fee of $5,000 equal to 10% of the principal amounts of the loan. For the three and six months ended January 31, 2018, interest expense

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

on the note was $700 and $1,722 , respectively.

During the three months ended January 31, 2018, principal payments of $50,000 were made on the note.  During the three months ended January 31, 2018, the Company also paid $6,844 in accrued interest and participation fee.

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

Principal maturities for the equipment note payable at January 31, 2018 for the remaining term are summarized by year as follows:

For the year ended January 31,
2018	$10,247
2019	10,745
2020	11,265
2021	7,794
2022	-
$40,051

For the three months ended January 31, 2018 and 2017, interest expense on the note was $499 and $615, respectively. For the six months ended January 31, 2018 and 2017, interest expense on the note was $1,028 and $809, respectively.

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

During the year ended July 31, 2017, the Company revised its asset retirement obligation to reflect the sale of certain working interests in its oil and gas properties considered to be subject to remediation exposure for the Company.  The decrease in present value liability was subtracted from the Company’s asset retirement obligation asset.

The information below reconciles the value of the asset retirement obligation for three months ended January 31, 2018 and 2017, respectively:

	For the three months ended
	January 31, 2018	January 31, 2017
Beginning balance	$185,759	$213,935
Accretion expense	2,363	2,181
Revisions in estimated cash flows	-	(37,217)
Ending balance, January 31, 2018	$188,122	$178,899

The information below reconciles the value of the asset retirement obligation for six months ended January 31, 2018 and 2017, respectively:

	For the six months ended
	January 31, 2018	January 31, 2017
Beginning balance	$183,397	$211,218
Accretion expense	4,725	4,898
Revisions in estimated cash flows	-	(37,217)
Ending balance, January 31, 2018	$188,122	$178,899

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies because of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

Legal contingency

On September 7, 2017, Amazing Energy LLC and Jilpetco Inc. were served with a lawsuit, in Cause No. P-7600-83-CV in the 83rd District Court in Pecos County, Texas. The nature of the litigation is that Amazing Energy & Jilpetco were joined as defendants in a case in Pecos County, Texas, between Fredrick Bartlett Wulff, Sr. et al plaintiffs and Benedum & Trees, LLC et al defendants.  The suit alleges breach of lease, breach of implied duty to explore and develop, and requests a declaratory judgment that the leases are terminated, and the suit requests an accounting of lease production. The case is in the early stages of discovery as to the claims against the Company. Management intends to seek an early resolution but will vigorously defend the case. It is too early in the litigation to evaluate the likely outcome or to evaluate the range of losses, as the lease interests involved are small fractional interests. In the opinion of the Company’s management, none of the pending litigation, disputes or claims against it, if decided adversely, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Oil and gas lease commitments

The Company is obligated to pay royalties to holders of oil and natural gas interests in its Texas operations.  The Company is also obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses.  The amounts are based on monthly oil and gas sales and are charged monthly net of oil and gas revenue and recognized as “Revenue Payable to Interest Owners” on the Company’s Consolidated Balance Sheet.

The Company is also obligated to pay certain ‘bonus’ lease payments related to certain of its Pecos, TX lease properties.  The Company is required to pay $27,000 each year on the JT Walker lease, with the first payment due August 7, 2017.   The Company is also required to pay $200,000 every five years on the JPMorgan lease, with the first payment due August 7, 2017.  The Company is current in its lease payments under these leases.  These payments are included in Oil and Gas Properties – Leasehold acquisition costs (Note 5) in accordance with full-cost accounting.

NOTE 13 – BUSINESS SEGMENTS

The Company is currently organized into two segments, which represent two operating units.  Oil and gas operations include activities related to production and sales of oil and natural gas.  Oilfield services include a variety of services to the energy industry, including drilling and completion of wells.  Both segments operate in Texas.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

The Company’s segment disclosures are as follows:

Oil and gas properties
	January 31, 2018	January 31, 2017
Oilfield services	-	-
Oil and gas operations	6,046,341	5,919,082
Total oil and gas properties	$6,046,341	$5,919,082

Property and equipment, net
	January 31, 2018	January 31, 2017
Oilfield services	$469,261	$527,683
Oil and gas operations	15,399	18,129
Total property and equipment, net	$484,660	$545,812

Total assets
	January 31, 2018	July 31, 2017
Oilfield services	$1,191,216	$1,178,139
Oil and gas operations	6,598,567	6,292,116
Total assets	$7,789,783	$7,470,255

Capital expenditures
	For the three months ended
	January 31, 2018	January 31, 2017
Oilfield services	$454	$14,781
Oil and gas operations	28,908	104,454
Total capital expenditures	$29,362	$119,235

Capital expenditures
	For the six months ended
	January 31, 2018	January 31, 2017
Oilfield services	$454	$266,624
Oil and gas operations	201,659	55,049
Total capital expenditures	$202,113	$321,673

Operations for the three months ended January 31, 2018
	Oil and gas operations	Oilfield services	Total
Total revenues	$41,382	$49,732	$91,114
Depletion, depreciation and amortization	(45,853)	(29,399)	(75,252)
Operating expenses	(1,246,028)	(137,017)	(1,383,045)
Income (loss) from operations	(1,250,499)	(116,684)	(1,367,183)
Other income (expense)	(51,620)	(1,898)	(53,518)
NET INCOME (LOSS)	$(1,302,119)	$(118,582)	$(1,420,701)

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

Operations for the three months ended January 31, 2017
	Oil and gas operations	Oilfield services	Total
Total revenues	$65,037	$76,465	$141,502
Depletion, depreciation and amortization	(31,507)	(30,144)	(61,651)
Operating expenses	(178,449)	(202,334)	(380,783)
Income (loss) from operations	(144,919)	(156,013)	(300,933)
Other income (expense)	(63,971)	(3,114)	(67,085)
NET INCOME (LOSS)	$(208,889)	$(159,127)	$(368,017)

Operations for the six months ended January 31, 2018
	Oil and gas operations	Oilfield services	Total
Total revenues	$11,1976	$126,742	$238,718
Depletion, depreciation and amortization	(81,854)	(58,877)	(140,731)
Operating expenses	(3,878,376)	(209,102)	(4,087,478
Income (loss) from operations	(3,848,254)	(141,237)	(3,989,491
Other income (expense)	(108,017)	(5,862)	(113,879)
NET INCOME (LOSS)	$(3,956,271)	$(147,100)	$(4,103,370)

Operations for the six months ended January 31, 2017
	Oil and gas operations	Oilfield services	Total
Total revenues	$119,254	$162,671	$281,925
Depletion and depreciation	(58,637)	(56,593)	(115,230)
Operating expenses	(375,087)	(348,104)	(723,191)
Income (loss) from operations	(314,470)	(242,026)	(556,496)
Other income (expense)	(139,440)	(761)	(140,201)
NET INCOME (LOSS)	$(453,910)	$(242,787)	$(696,697)

During the three months ended January 31, 2018 and 2017, $3,338 and $6,310, respectively, of revenue was recognized to Petro Pro, Ltd., a related party, for oilfield services.  During the six months ended January 31, 2018 and 2017, $7,231 and $12,119, respectively, of revenue was recognized to Petro Pro, Ltd., a related party, for oilfield services

NOTE 14 – STOCKHOLDERS’ EQUITY

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

During the three months ended January 31, 2018, the Company had the following equity transactions:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

Common shares issued for cash

For the year ended July 31, 2017, the Company issued 6,169,084 shares of common stock at $0.26 per share for proceeds of $1,603,961.

On August 11, 2017, the Board of Directors approved an offering of common shares at $0.25 to raise $2,000,000 (the “Offering”). The Offering is for a total of 8,000,000 restricted common shares at $0.25 per share. As of January 31, 2018, 7,850,000 common shares had been sold for a total of $1,954,650.

As of January 31, 2018, the Company received proceeds of $262,500 pursuant to the Offering which are classified as Common Stock Payable.

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

On December 5, 2017, the Company issued 500,000 shares of common stock with a fair value of $365,000 for services provided by two vendors.  The shares were issued at a fair value of $0.73 per share which approximated the fair value of the shares at the date of issuance.

On January 28, 2018, the Company issued 3,000 shares of common stock with a fair value of $2,070 for services provided by a vendor.  The shares were issued at a fair value of $0.69 per share which approximated the fair value of the shares at the date of issuance.

On January 31, 2018, the Company issued 41,970 shares of common stock with a fair value of $15,000 for professional services.  The shares were issued at a fair value of $0.35 per share which approximated the fair value for the period in which the services were performed.

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

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”).  The Listing Options will vest and be immediately exercisable on the date the Company's stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers.  The Listing Options shall have an exercise price equal to the closing price on the date such trading commences.  As of January 31, 2018, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

On August 11, 2017, the Board of Directors authorized the grant of 11,750,000 options to purchase shares of common stock of the Company to certain officers. The options have an exercise price of $0.40 and expire five years from the date of grant.  2,937,500 of the options vested immediately on the grant date and the remainder shall vest 25% annually upon each anniversary of the grant date.   For the three months ended January 31, 2018, the Company recognized a fair value of $179,572 for the vested options and the ratable recognition of unvested options as stock-based compensation.  For the six months ended January 31, 2018, the Company recognized a fair value of $1,077,431 for the vested options and the ratable recognition of unvested options as stock-based compensation.  Unrecognized compensation related to the option grant is $1,795,719 as of January 31, 2018, to be recognized over the remaining life of the options.

On August 11, 2017, the Board of Directors authorized the grant of 10,000,000 options to purchase shares of common stock of the Company to its Chief Executive Officer.  The options have an exercise price of $0.40 per share and expire five years from the date of grant.  2,000,000 options vested on the date of grant.   The fair value of the grant was $489,047 which was recognized as stock-based compensation at the date of grant. The remaining 8,000,000 options contained market and performance conditions, of which 4,000,000 options are to vest based on market conditions being met and 4,000,000 options will vest upon achievement of certain performance objectives.  Management has assessed the likelihood of market conditions and the probability of performance conditions being realized and recognize a fair value of $36,679 in stock-based compensation for the three months ending January 31, 2018, and $85,583 for the six months ending January 31, 2018.

On September 26, 2017, the Board of Directors also authorized the grant of 500,000 options to purchase shares of common stock of the Company to certain directors.  These options have an exercise price of $0.40 and expire on September 26, 2021.  The fair value of the grant was $137,056 which the Company recognized as stock-based compensation for the six months ended January 31, 2018.  The options vested immediately at the date of grant.

The Company has estimated the fair value of all option grants using the Black-Scholes model with the following information and range of assumptions:

	For the six months ended
	January 31, 2018	January 31, 2017
Options issued	28,085,000	-
Exercise price	$0.40	NA
Expected volatility	175.1% to 200.1%	NA
Expected term	4 to 5 years	NA
Risk-free rate	1.57% to 1.74%	NA

There were no options granted during the three months ended January 31, 2018.

The following is a summary of the Company's options issued for the six months ended January 31, 2018:

	For the six months ended
	Options	Price
Beginning balance	-	-
Issued	28,085,000	$0.40
Exercised	-	-
Expired	-	-
Ending balance	28,085,000	$0.40

The following table summarizes additional information about the options as of January 31, 2018:

Date of Grant	Options outstanding	Options exercisable	Exercise price	Remaining term (years)
August 11, 2017	5,835,000	-	$0.40	4.53
August 11, 2017	11,750,000	2,937,500	0.40	4.53
August 11, 2017	10,000,000	2,000,000	0.40	4.53
September 26, 2017	500,000	500,000	0.40	3.65
Total options	28,085,000	5,437,500	$0.40	4.51

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

Total compensation charged against operations was $216,250 for the three months ended January 31, 2018.  Total compensation charged against operations was $1,789,117 for the six months ended January 31, 2018.   These costs were classified under management and administrative expense.  The intrinsic value of the exercisable options was $1,576,875 based on the closing price of the Company's common stock of $0.69 at January 31, 2018.  No options were issued for the three and six months ended January 31, 2017.

The total value of the option awards is expensed ratably over the vesting period as defined in each grant.  As of January 31, 2018, the unrecognized compensation cost related to stock-based options and awards was $2,443,705 to be recognized over the requisite service period as defined in each grant.

Warrants

On September 24, 2017, the Company issued 1,000,000 warrants to purchase shares of the Company's common stock for the price of $0.40 per share to members of the Company's Board of Directors and consultants in lieu of cash for services.  The term of each warrant is 4 years commencing with the issuance date.

On November 28, 2017, the Company issued 1,200,000 warrants to purchase shares of the Company's common stock for the price of $0.50 to a consultant in lieu of cash for services.  The term of the warrants is two years from the date of issuance and vest at a rate of 100,000 per month from the date of issuance.  The fair value of the warrants at the date of issuance was $457,045, which will be charged to operations ratably over twelve months.  For the three months ended January 31, 2018, the Company charged $76,174 to operations related to the warrant grant.  As of January 31, 2018, 200,000 warrants were exercisable.

On January 31, 2018, the Company issued 17,975 warrants to purchase shares of the Company's common stock for the price of $0.74 per share to consultants in lieu of cash for services.  The term of each warrants is 5 years commencing on the issuance date.

On January 31, 2018, the Company issued 25,000 warrants to purchase shares of the Company's common stock for the price of $0.65 per share to consultants in lieu of cash for services.  The term of each warrants is 3 years commencing on the issuance date.

The Company has estimated the fair value of these warrant grants using the Black-Scholes model with the following information and assumptions for the three months ended January 31, 2018 and 2017:

	For the three months ended
	January 31, 2018	January 31, 2017
Warrants issued	1,242,975	-
Weighted average exercise price	$0.69	NA
Weighted average volatility	170.43%	NA
Weighted average term (years)	3.84	NA
Weighted average risk-free rate	2.39%	NA

The Company has estimated the fair value of these warrant grants using the Black-Scholes model with the following information and assumptions for the six months ended January 31, 2018 and 2017:

	For the three months ended
	January 31, 2018	January 31, 2017
Warrants issued	2,242,975	-
Exercise price	$0.40	NA
Expected volatility	176.70%	NA
Expected term	3.66	NA
Risk-free rate	1.55%	NA

The fair value of the warrants was $757,811, of which $102,828 and $376,940 has been recognized as stock-based compensation for the three months and six months ended January 31, 2018, respectively.  As of January 31, 2018, there is $380,871 unrecognized compensation cost related to the warrants.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

The following is a summary of the Company's warrants issued for the three and six months ended January 31, 2018 and 2017:

	For the three months ended
	January 31, 2018		January 31, 2017
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	3,674,576	$0.60	2,674,576	$0.60
Issued	1,242,975	0.69	-	-
Exercised	-	-	-	-
Ending balance	4,917,551	$0.55	2,674,576	$0.60

	For the six months ended
	January 31, 2018		January 31, 2017
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,674,576	$0.60	2,674,576	$0.60
Issued	2,242,975	0.41	-	-
Exercised	-	-	-	-
Ending balance	4,917,551	$0.55	2,674,576	$0.60

(a)

Weighted average

The following table summarizes information about the warrants as of January 31, 2018:

Issue Date	Expiration Date	Warrants	Exercisable	Exercise price	Remaining life (years)
July 31, 2016	July 31, 2019	2,674,576	2,674,576	0.60	1.75
September 26, 2017	September 26, 2021	1,000,000	1,000,000	0.40	3.91
November 28, 2017	November 28, 2020	1,200,000	200,000	0.50	2.83
January 31, 2018	January 31, 2023	17,975	17,975	0.74	5.00
January 31, 2018	January 31, 2021	25,000	25,000	0.65	3.00
		4,917,551	3,917,551	0.54	2.47

NOTE 15 – SUBSEQUENT EVENTS

The Company issued 1,710,000 shares of its common stock at $0.25 per share pursuant to the Offering (Note 14) for proceeds of $427,500.  The Company also received proceeds of $135,000 pursuant to the Offering which are classified as Common Stock Payable for which common shares have yet to be issued.

On March 09, 2018 Amazing Energy Oil and Gas, Co. entered into an assignment and assumption agreement with E-Land Ventures, LLC (“E-Land”), whereby the Company assumed the assignment of certain working interest partners and investments (the “Working Interests”), totaling $200,000 from E-Land.  The Working Interests will be deployed in developing the Company’s holdings in Pecos County, Texas.  The Company’s CEO, Will McAndrew III, is the sole member of E-Land Ventures, LLC.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of its financial condition. It is intended to provide information relevant to an understanding of the Company’s financial condition, changes in its financial condition and its results of operations and cash flows and should be read in conjunction with its unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended January 31, 2018 and in its Annual Report on Form 10-K for the year ended July 31, 2017. Note that any reference to “Amazing”, the “Company”, “we”, “us” or “our” mean Amazing Energy Oil and Gas, Co.

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

Amazing Energy, Inc., a wholly owned subsidiary of Amazing Energy Oil and Gas, Co., was formed in 2010 as a Texas corporation and re-domiciled to Nevada in 2011.  The Company owns interests in oil and gas properties located in Texas.  The Company is primarily engaged in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas.  Amazing Energy, LLC was formed in December 2008 as a Texas limited liability company.  In December of 2010, Amazing Energy, Inc. and Amazing Energy, LLC were combined as commonly controlled entities.

Overview of Current Operations

Through January 31, 2018, the Company has drilled twenty-four wells on its leasehold in Pecos County, Texas. Twenty-one of the twenty-four wells are currently productive, and three wells are shut in. During the quarter ended January 31, 2018, the Company drilled and completed zero wells on its properties.

Compliance with Government Regulations

The oil and gas industry in the United States is subject to extensive regulation by federal, state and local authorities.  At the federal level, various federal rules, regulations and procedures apply, including those issued by the U.S. Department of Interior, the U.S. Department of Transportation Office of Pipeline Safety (the “DOT”) and the U.S. Environmental Protection Agency (the “EPA”).  At the state and local level, various agencies and commissions regulate drilling, production and midstream activities.  For the state of Texas, the regulatory agency is the Texas Railroad Commission.  These federal, state and local authorities have various permitting, licensing and bonding requirements.  Various remedies are available for enforcement of these federal, state and local rules, regulations and procedures, including fines, penalties, revocation of permits and licenses, actions affecting the value of leases, wells or other assets, suspension of production, and, in certain cases, criminal prosecution.  As a result, there can be no assurance that we will not incur liability for fines, penalties or other remedies that are available to these federal, state and local authorities.  However, we believe that we are currently in material compliance with federal, state and local rules, regulations and procedures, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations.

Transportation and Sale of Oil

Sales of crude oil are negotiated with Rio Energy International, Inc., via a crude oil purchase agreement which is subject to a month to month term, and a 30-day notice termination clause.  The agreement specifies the pricing terms and transportation deductions, amongst other terms.  Our sales of crude oil are affected by the availability, terms and cost of transportation.

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

Air Emissions. The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below in “Regulation of Hydraulic Fracturing.” Also, on May 12, 2016, the EPA issued a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change. In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. In May 2010, the EPA adopted regulations establishing new greenhouse gas emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the U.S. Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely because of their greenhouse gas emissions. The Court ruled, however, that the EPA may require installation of best available control technology for greenhouse gas emissions at sources otherwise subject to the PSD and Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on greenhouse gas permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 2, 2016.

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

In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France (the “Paris Accords”). The Paris Accords call for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. On June 1, 2017, President Trump announced the United States would withdraw from the Paris Accords.  The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40% to 45% by 2025.

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

Employees

As of January 31, 2018, we had 6 full-time employees.  We regularly use independent contractors and consultants to perform various drilling and other services.  None of our employees are represented by a labor union or covered by any collective bargaining agreement.

Research and Development Expenditures

None.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high volumes oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates.  As of January 31, 2018, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas.  We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our activities are primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Greyburg, San Andreas and Devonian zones.

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

We have been operating at a net loss situation.  Given current oil prices, and the inherent expenses of running a public company in the oil and gas industry, it is uncertain if and when we may achieve profitable operations as a small company.

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

The Company’s Expansion Strategy includes the following:

•

Capital Expenditure Strategy for Pecos Asset

o

Pecos County acreage represents the main revenue driver for Amazing Energy.

o

Management plans to implement a monthly capital budget to drill additional wells

o

Through its wholly owned oilfield services subsidiary, Jilpetco, the Company owns and operates their own rigs and can drill a well in a target pay zone in a shorter amount of time than if relying on third-party drillers. Increasing not only the production and reserves for the Company more efficiently, but also fueling the growth of Jilpetco.

•

Seeking to Acquire Additional Acreage

o

Potential pipeline in place to acquire cash flow from producing properties

o

The company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 States.

•

Growth through JV/ Farm Out

o

The Company intends to initiate discussions with other operators for the purpose of forming joint-ventures on current acreage as well as any acreage acquired in the future.

o

Any such joint-ventures could allow Amazing to leverage the resources and know-how of leading operators to drive significant shareholder value within Amazing.

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the three- and six-month periods ended January 31, 2018 and 2017, respectively.

Oil and Gas Production and Revenue

	Three months ended January 31,
	2018	2017	Change	% Change
Revenue, oil and gas sales	$41,382	$65,037	$(23,655)	(36.4%)
Number of BOE sold	1,928	2,481	(553)	(22.3%)
Average price per BOE	$21.47	$26.21	$(4.74)	(18.1%)
Net production (BOE)	2,140	2,771	(631)	(22.8%)
Average daily net production (BOE)	23.3	30.1	(6.8)	(22.4%)

	Six months ended January 31,
	2018	2017	Change	% Change
Revenue, oil and gas sales	$111,976	$119,254	$(7,278)	(6.1%)
Number of BOE sold	4,665	5,012	(347)	(6.9%)
Average price per BOE	$24.00	$23.79	$0.21	0.9%
Net production (BOE)	4,851	5,353	(502)	(9.4%)
Average daily net production (BOE)	26.4	29.1	(2.7)	(9.4%)

During the three-month period ended January 31, 2018, net production was 2,140 BOE, or an average of 23.3 BOE per day, as compared to 2,771 BOE, or an average of 30.1BOE per day during the corresponding three-month period in 2017.

During the three-month period ended January 31, 2018, the Company sold 1,928 BOE at an average price of $21.47 per BOE, for net revenues of $41,382, as compared to 2,481 BOE at an average price of $26.21 per BOE, for net revenues of $65,037 during the comparative period in 2017.

During the six-month period ended January 31, 2018, net production was 4,851 BOE, or an average of 26.4 BOE per day, as compared to 5,353 BOE, or an average of 29.1 BOE per day during the corresponding six-month period in 2017.

During the six-month period ended January 31, 2018, the Company sold 4,665 BOE at an average price of $24.00 per BOE, for net revenues of $111,976, as compared to 5,012 BOE at an average price of $23.79 per BOE, for net revenues of $119,254 during the comparative period in 2017.

Operating Expenses

	Three months ended January 31,
	2018	2017	Change	% Change
Oil and gas production expenses	$14,379	$40,902	$(26,163)	(64.0%)
Oilfield service and lease operating expenses	2,292	108,588	(106,296)	(97.9%)
Depletion, depreciation and amortization	75,252	61,652	13,600	22.1%
Selling, general and administrative expenses	1,366,014	281,292	1,084,722	385.6%
Gain on sale of mineral rights	-	(50,000)	50,000	(100.0%)
Total operating expenses	$1,458,297	$442,434	$1,015,863	229.6%

	Six months ended January 31,
	2018	2017	Change	% Change
Oil and gas production expenses	$44,298	$63,608	$(19,310)	(30.4%)
Oilfield service and lease operating expenses	44,577	136,411	(91,834)	(67.3%)
Depletion, depreciation and amortization	140,731	115,230	25,501	22.1%
Selling, general and administrative expenses	3,998,603	573,172	3,425,431	597.6%
Gain on sale of mineral rights	-	(50,000)	50,000	(100.0%)
Total operating expenses	$4,228,209	$838,421	$3,339,788	398.3%

Oilfield service and lease operating expenses

Lease operating expenses decreased $106,296 from $108,588 for the three months ended January 31, 2017 to $ 2,292 for the quarter ended January 31, 2018. This decrease for the comparable three-month period was primarily due to decreased activity in the Company’s development and production program as the Company had a restricted budget for the quarter.  In the prior year the Company was involved in a rework program for the WWJD C-1, C-2, C-3, and C-4 wells which was capital intensive.

 For the six months ended January 31, 2018, lease operating expenses decreased $91,834 to $44,577 from $136,411 for the six months ended January 31, 2017. This decrease for the comparable six-month period was primarily due to decreased activity in the Company’s development and production program. In the prior year the Company was involved in a rework program for the WWJD C-1, C-2, C-3, and C-4 wells which was capital intensive. The prior year rework program began in Sept 2016 and was active through January 2017.  For the current year, there were not any proposals to participate in a rework or recompletion program during the six-month period.

Depletion, depreciation and amortization of asset retirement obligation liability accretion (“DD&A”)

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.

For the three-month period ended January 31, 2018, DD&A was $75,252 as compared to $61,652 for the three-month period ended January 31, 2017.  For the six-month period ended January 31, 2018, DD&A was $140,731 compared to $115,230for the six months ended January 31, 2017.  The increase in DD&A of $13,600 and $25,501 for the respective three- and six-month comparable periods was primarily due to decrease in proved reserves for the current period relative to the prior year.

General and Administrative Expenses

For the three months ended January 31, 2018, the Company’s selling, general and administrative expenses were $1,366,014 compared to $281,292 for the comparative quarter ended January 31, 2017. For the six months ended January 31, 2018, the Company’s selling, general and administrative expenses were $3,998,603 compared to $573,172 for the comparative six-months ended January 31, 2017.  The increase of $1,084,722 and $3,425,431 for the comparable three- and six- month comparable periods were the result of stock-based compensation in the form of stock options, warrants and stock grants for officers, directors and consultants totaling $2,534,627.  During the six months ended January 31, 2018, the Company also paid salary expenses totaling $375,083 related to certain employment agreements executed during the quarter.

Liquidity and Capital Resources

BALANCE SHEET INFORMATION	January 31, 2018	July 31, 2017

Working capital deficit	$175,931	$818,267
Total assets	7,789,783	7,470,255
Accumulated deficit	(30,131,665)	(26,028,247)
Stockholders’ equity	3,300,989	2,853,781

WORKING CAPITAL	January 31, 2018	July 31, 2017

Current assets	$1,182,160	$928,739
Current liabilities	1,358,091	1,747,006
Working capital deficit	$175,931	$818,267

	For the six months ended
CASH FLOWS	January 31, 2018	January 31, 2017

Cash flow used by operating activities	$(1,278,673)	$(861,168)
Cash flow provided (used) by investing activities	(202,113)	387,915
Cash flow provided by financing activities	1,718,397	1,271,652
Net increase in cash during period	$237,611	$798,399

The Company had a working capital deficit of $175,931 as of January 31, 2018, compared to a working capital deficit of $818,267 as of July 31, 2017. The change in the working capital deficit was primarily due to additional accruals related to employment agreements executed during the three months ended January 31, 2018.

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

Critical Accounting Policies and Recent Accounting Pronouncements

The Company has identified the policies below as critical to business operations and the understanding of the Company’s financial statements. The impact of these policies and associated risks is discussed throughout Management’s Discussion and Analysis where such policies affect the Company’s reported and expected financial results. A complete discussion of the Company’s accounting policies is included in Note 3 of the July 31, 2017, Notes to Consolidated Financial Statements included in its annual Form 10-K Report for the year ended July 31, 2017.

Principles of Consolidation

The Company’s consolidated financial statements include all its subsidiaries.

The following table shows the wholly owned subsidiaries of Amazing Energy Oil and Gas, Co. engaged in the oil, gas, and mining business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership oil and gas leases

Kisa Gold Mining, Inc.	Alaska	100%	Inactive

Gulf South Securities, Inc.	Delaware	100%	Dissolved

Jilpetco, Inc.	Texas	100%	Operator and Oilfield services

On July 31, 2016, we completed the acquisition of Gulf South Securities, Inc. (“GSSI”), a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and on August 31, 2016, we acquired Jilpetco, Inc., a Texas corporation engaged in the business of operating and providing oilfield services to oil and gas properties. On February 28, 2017, GSSI allowed its FINRA broker/dealer registration to lapse and GSSI has subsequently ceased operations.  The Company dissolved GSSI with the Delaware Secretary of State’s office on January 8, 2018.

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

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. However, we may begin capitalizing interest in the future. During the three-month periods ended January 31, 2018 and 2017, we didn’t capitalize any interest.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company sold 7,700,000 shares of its Common Stock at $0.25 per share for total proceeds of $1,925,000 for the three months ended January 31, 2018 pursuant to the Offering (see Note 14 Stockholders’ Equity).  For the six months ended January 31, 2018, the Company sold 8,900,000 shares of its Common Stock at $0.25 per share for total proceeds of $2,225,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2018.

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