Form 10-Q
period 2018-04-30
Amazing Energy Oil & Gas, Co.
filed 2018-06-18
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

April 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,496,010 as of June 14, 2018.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.

FINANCIAL STATEMENTS.

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

On July 31, 2016, the Company acquired Gulf South Securities, Inc. (“GSSI”). GSSI was organized to be active in various aspects of the securities industry and was registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (“SEC”). The Company allowed GSSI’s FINRA registration to lapse as of February 28, 2017.  On January 8, 2018, the Company dissolved Gulf South Securities, Inc.

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

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, LLC, Amazing Energy, Inc., Jilpetco, Inc, and Kisa Gold Mining, Inc.  All significant intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim balance sheets and statements of operations and cash flows contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the three and nine months ended April 30, 2018 and 2017. The operating and financial results for the Company for the nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP for a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2018, the Company has limited financial resources with which to achieve its objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets, the Company has an accumulated deficit of $31,467,861.  At April 30, 2018, the Company's working capital deficit was $709,532.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mineral properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Oil and gas receivables consist of oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of April 30, 2018, management estimated uncollectable accounts at $51,331.

Due to Working Interest Owners

The Company provides oilfield services through its subsidiary, Jilpetco, Inc., which includes interest owner accounting and subsequent disbursement of the interest owners’ pro-rata share of oil proceeds from a given lease. Jilpetco serves as the operator of properties which are principally owned by the Company. A nominal interest in properties is owned by unrelated working interest owners. Generally, the pro-rata share of oil proceeds less any applicable pro-rata share of operating expenses is distributed to the interest owners within two months of sale of oil and natural gas.  Due to working interest owners the revenue payable liability comprises those proceeds which have yet to be distributed to interest owners as a result of the time required to process administrative functions and process payment.

Asset Retirement Obligations

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company depletes the amount added to proved oil and gas property costs and gathering assets using the units-of-production method. The Company's asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties and gathering assets. The asset retirement liability is accreted to operating expense using a systematic and rational method.

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

APRIL 30, 2018

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

The Company sells its oil and gas production to only two customers. Oil production is sold to Rio Energy International, Inc. and natural gas production is sold to Trans-Pecos Natural Gas Company, LLC. As a result, during the fiscal years ended April 30, 2018 and 2017, these customers represented 100% of its oil and gas revenue (“major customers”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of April 30, 2018, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties.

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

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The estimated fair value of convertible debt, related party approximates $13.2 Million at April 30, 2018 based on its common stock equivalents and the Company’s trading price.

Property and equipment

Property and equipment are stated at historical cost. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life. When property or equipment is sold at a price either higher or lower than its carrying amount, or un-depreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds. Property and equipment are depreciated on a straight-line basis over their useful lives, which are typically five to seven years for equipment.

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

APRIL 30, 2018

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

APRIL 30, 2018

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

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  At April 30, 2018 and July 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

The outstanding securities at April 30, 2018 and 2017, that could have a dilutive effect on future periods are as follows:

	April 30, 2018	April 30, 2017
Conversion option on related party debt	13,193,000	11,832,724
Convertible preferred stock	6,490,000	6,490,000
Stock options	28,085,000	-
Warrants	5,948,408	2,674,576
Total potential dilution	53,716,408	20,997,300

For the three and nine months ended April 30, 2018 and 2017, the effect of this potential dilution has not been recognized since it would have been anti-dilutive.

NOTE 4 – OILFIELD SERVICE RECEIVABLE, RELATED PARTY

As of April 30, 2018 and July 31, 2017, the balance of oilfield service receivables due from Gulf South Energy Partners, LLC, a related party, was $51,331 and $31,404, respectivelyReese Pinney served as President of Jilpetco Inc. and also served as COO for Amazing Energy Oil and Gas, Co.  Mr. Pinney also serves as the CEO of Gulf South Holding, Inc. (GSH) which is the Managing General Partner of each of the following partnerships: Gulf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013, LP, Gulf South Energy Partners 2014, LP, and Gulf South Energy Partners 2015A, LP (collectively GSEP).  On October 17, 2017, Management determined repayment as unlikely and, consequently has fully reserved the balance of the account as uncollectible. Oilfield services revenue to related parties for the nine months ended April 30, 2018 and 2017 was $78,389 and $110,097, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

As of April 30, 2018 and July 31, 2017, the property and equipment asset balance was composed of the following:

	April 30, 2018	July 31, 2017

Drilling equipment	$600,000	$600,000
Other equipment	253,985	253,531
Less: Accumulated depreciation	(400,067)	(307,718)
Total property and equipment	$453,918	$545,812

NOTE 6 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas. The Company’s oil and gas properties are located entirely in the United States.

The Company has leasehold rights located within approximately 70,000 contiguous acres in Pecos County, Texas, which lies within the Permian Basin. The property is located in the Northeast region of the County. The Pecos leasehold is comprised of multiple leases, and the Company has a variable working interest in twenty five wells on leases in Section 91, Section 1, and Section 12 of the AMI. The Company has drilled twenty five wells throughout this property, with twenty two producing and three shut-in. The oil and gas property balances at April 30, 2018 and July 31, 2017 are set forth in the table below:

	April 30, 2018	July 31, 2017

Unevaluated leasehold costs	$3,394,875	$2,049,593
Cost of wells and development	4,369,363	4,920,558
Asset retirement obligation, capitalized	128,886	128,886
Total cost of oil and gas properties	7,893,124	7,099,037
Less: Accumulated depletion	(1,272,836)	(1,179,955)
Oil and gas properties, net full cost method	$6,620,288	$5,919,082

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

For the year ended July 31, 2017, the Company sold an 11% working interest in four wells and a 60% working interest in three wells for a total of $656,596 in cash to Gulf South Energy Partners, a related entity controlled by Robert Bories, who served as Treasurer of the Company.  The sale of working interests in seven wells resulted in a reduction in oil and gas properties of $656,596 for the year ended July 31, 2017.  Gain or loss was not recognized on this sale since the sale did not significantly alter the relationship between capitalized costs and proved reserves.

The Company, through its subsidiary Kisa Gold Mining Inc. (“Kisa”), had an option agreement with Afranex Gold Limited (“Afranex”) which granted Afranex the option to purchase all of the outstanding common stock of Kisa or purchase all of Kisa’s right, title and interest in certain mining permits and associated assets of Kisa. The option period was to end on December 31, 2016 or such later date which was to be agreed upon by both parties.

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

Effective March 9, 2018, the Company transferred a 16.125% working interest in four wells and issued common stock purchase warrants to acquire the Company’s common stock valued at $77,961, in exchange for $200,000 in cash. Gain or loss was not recognized on this sale since the sale did not significantly alter the relationship between capitalized costs and proved reserves. The stock value of $77,961 is calculated on the following basis: 136,666 warrants x BS Factor $0.57045.The detail is as follows:

David Bromberg	2/1/2018	2/1/2018	2/1/2021	66,667
Darrell Hudson III	2/1/2018	2/1/2018	2/1/2021	19,999
Danielle Lazier	2/1/2018	2/1/2018	2/1/2021	50,000

		Stock
		Price	Exercise	Life	Volatility	RF Rate	B/S Price
2/1/2018	3 Year Treasury at 2/1/2018	$ 0.69	$ 1.00	3 yrs	166.40%	2.33%	0.57045

NOTE 7 – COMMON CONTROL ACQUISITION OF JILPETCO, INC.

On April 15, 2016, the Company entered into an agreement with Jed Miesner, the Chairman of the Company’s Board of Directors, to acquire all his interest (100% of the total outstanding shares of common stock) in Jilpetco, Inc., a Texas corporation (“Jilpetco”) in consideration of $500,000. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties, including the Company owned working interests.

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

The Company completed the acquisition of Jilpetco on August 31, 2016 (Note 1 - Nature of Operations).

NOTE 8 – NOTES PAYABLE– RELATED PARTIES

Convertible debt, related parties

On January 3, 2011, the Company formalized a loan agreement with Jed and Lesa Miesner, the Company’s Chairman and his spouse, for $1,940,000. The loan is scheduled to mature on December 31, 2030, bears interest at the rate of 8% per annum, and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At April 30, 2018 and July 31, 2017, the current component of this loan was $172,660 & $191,092, respectively. The long-term amounts at April 30, 2018 and July 31, 2017 were $1,767,340 and $1,748,971 respectively.

On December 30, 2010, Amazing Energy, LLC, a wholly owned subsidiary of the Company, formalized loan agreements with Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bears interest at

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

the rate of 8% per annum and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At April 30, 2018 and July 31, 2017, the current component of this loan was $97,900 and $108,315 respectively.  The long-term amounts at April 30, 2018 and 2017, were $1,002,100 and $991,685, respectively.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. There was a reduction in this debt of $287,303 on July 31, 2016 by the issuance of the Series A Preferred Stock (see below).  At April 30, 2018 and July 31, 2017, the current component of this loan was $41,170 and $30,162, respectively.  The long-term amounts at April 30, 2018 and July 31, 2017, were $Nil and $8,258, respectively.

Terms of the above notes, as amended, provide for adjustment to the interest rate beginning February 1, 2017 from 8% to a rate of 6% through February 1, 2019, and a rate of Prime plus 2% for the remaining years. The notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. at $0.60 per share at the option of related party note holders.

Principal maturities for the two loan agreements and the credit facility outstanding at April 30, 2018 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending April 30,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2018	$172,660	$97,900	$41,170	$311,730
2019	166,840	94,600	-	261,440
2020	161,020	91,300	-	252,320
2021	155,200	88,000	-	243,200
2022	149,380	84,700	-	234,080
Subsequent years	1,134,900	643,500	-	1,778,400
	$1,940,000	$1,100,000	$41,170	$3,081,170

At April 30, 2018, Mr. Miesner has waived any event of default on the delinquent payments of principal and interest due on the loans and credit facility.

As of April 30, 2018 and July 31, 2017, the accrued and unpaid interest on this related party convertible debt was as follows:

	April 30, 2018	July 31, 2017

Jed and Lesa Miesner	$223,020	$153,636
Petro Pro, Ltd.	126,455	87,113
JLM Strategic Investments, LP	4,733	3,260
Total accrued interest, related party convertible notes	$354,208	$244,009

At April 30, 2018, the balance of the convertible debt and accrued interest was convertible to 13,193,000 shares of common stock at a conversion price of $0.60 per share.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Notes payable, related parties

On May 27, 2016, Jilpetco entered into loan agreements (the “May 2016 Notes”) with Tony Alford, Robert Bories, Robert Manning, Petro Pro Ltd., and Reese Pinney.  Messrs. Alford and Manning are members of the Board of Directors and Miesner is Chairman. Messrs. Bories and Pinney were officers of the Company. The aggregate principal amount of the notes was $180,000.

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

On August 4, 2017, the Company entered into additional loan agreement (remainder of the “July 2017 Notes”) with Tony Alford.  Mr. Alford’s new note was $25,000.  The notes bear interest at a rate of 8% per annum and incurred a participation fee of $2,500 equal to 10% of the principal amounts of the loans.  The July 2017 Notes were due on January 21, 2018 and were paid in full on January 2, 2018.

On December 15, 2017 and January 2, 2018, respectively, the Company made principal, interest and financing participation fee payments totaling $187,897 for the May 2016 Notes and $227,300 for the July 2017 Notes, which included paying in full all principal balances, accrued interest and financing fees. For the May 2016 Notes, the payment breakdown was as follows, $172,500 in principal and $15,397 in interest and finance fees. For the July 2017 Notes, the payment breakdown was as follows, $200,000 in principal and $27,300 in interest and finance fees. The total balances due on each note zeroed out.

NOTE 9 – NOTE PAYABLE AND LINE OF CREDIT

On July 21, 2017, the Company entered into a loan agreement with an unrelated party.  The principal amount of the note was $50,000.  The note matured on January 21, 2018 and bore interest at a rate of 8% per annum and included a participation fee of $5,000 equal to 10% of the principal amounts of the loan. The loan was paid in full including interest and fees on January 21, 2018.

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

Principal maturities for the equipment note payable at April 30, 2018 for the remaining term are summarized by year as follows:

For the year ended April 30,
2018	$10,247
2019	10,745
2020	11,265
2021	3,819
2022	-
$36,076

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

During the year ended July 31, 2017, the Company revised its asset retirement obligation to reflect the sale of certain working interests in its oil and gas properties considered to be subject to remediation exposure for the Company.  The decrease in present value liability was subtracted from the Company’s asset retirement obligation asset.

The information below reconciles the value of the asset retirement obligation for three months ended April 30, 2018 and 2017 :

	For the three months ended
	April 30, 2018	April 30, 2017
Beginning balance	$188,121	$178,899
Accretion expense	2,363	2,197
Revisions in estimated cash flows	-	-
Ending balance, April 30, 2018	$190,484	$181,096

The information below reconciles the value of the asset retirement obligation for nine months ended April 30, 2018 and 2017, respectively:

	For the nine months ended
	April 30, 2018	April 30, 2017
Beginning balance	$183,397	$211,218
Accretion expense	7,087	7,095
Revisions in estimated cash flows	-	(37,217)
Ending balance, April 30, 2018	$190,484	$181,096

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

As of June 14, 2018, the Company’s attorney has represented that the status for both lawsuits as described above remains the same.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

The Company is also obligated to pay certain ‘bonus’ lease payments related to certain of its Pecos, TX lease properties.  The Company is required to pay $27,000 each year on the JT Walker lease, being due on August 7th of each year.   The Company is also required to pay $200,000 every five years on August 7th for the JPMorgan lease  The  most current payment made on the JPMorgan lease was made in July of 2017. The next JPMorgan lease payment is due by August 7, 2022.  The Company is current in its lease payments under these leases.  These payments are included in Oil and Gas Properties – Leasehold acquisition costs (Note 5) in accordance with full-cost accounting.

NOTE 13 –REVISION OF FINANCIAL STATEMENTS

The Company previously recognized two segments- oil and gas operations including activities related to production and sales of oil and natural gas and oilfield services including services to the energy industry. Jilpetco, the subsidiary that provides operating services to Company owned wells, also provides similar services to a nominal working interest held by unrelated working interest owners in Company properties and a small number of wells owned entirely by unrelated parties. In the transition of Jilpetco to a wholly owned subsidiary of Amazing Energy Oil and Gas, Co. the volume of services to unrelated owners diminished to an insignificant percentage of Jilpetco operations. The focus of Jilpetco is performing operating responsibilities for oil and gas property owned by Amazing Energy LLC, also a wholly owned subsidiary of Amazing Energy Oil and Gas, Co.  Jilpetco is managed solely in the context of Company owned properties and does not pursue or concentrate on operations for any properties other than those owned by the Company.

The accompanying Statement of Operations has been revised for prior periods so that revenue includes only those billings charges for operations attributable to the unrelated working interest and accounting in separate segments has been discontinued. Detail of the revisions are as follows:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

The revisions detailed above have no impact on the Net Loss, the Balance Sheet, nor on the Statement of Cash Flows.

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

During the nine months ended April 30, 2018, the Company had the following equity transactions:

Common shares issued for cash

On October 3, 2017, the Company issued 1,200,000 shares of common stock for $300,000 in cash. The shares were issued at a fair value of $0.25 per share.

On December 5, 2017, the Company issued 1,200,000 shares of common stock for $300,000 in cash. The shares were issued at a fair value of $0.25 per share.

On January 18, 2018 the Company issued 3,250,000 shares of common stock for $812,500 in cash. The shares were issued at a fair value of $0.25 per share.

On January 23, 2018 the Company issued 2,200,000 shares of common stock for $550,000 in cash. The shares were issued at a fair value of $0.25 per share.

On February 1, 2018 the Company issued 400,000 shares of common stock for $100,000 in cash. The shares were issued at a fair value of $0.25 per share.

On February 22, 2018 the Company issued 510,000 shares of common stock for $127,500 in cash. The shares were issued at a fair value of $0.25 per share.

On March 9, 2018 the Company issued 1,200,000 shares of common stock for $300,000 in cash. The shares were issued at a fair value of $0.25 per share.

On March 23, 2018 the Company issued 140,000 shares of common stock for $35,000 in cash. The shares were issued at a fair value of $0.25 per share.

Common shares issued in lieu of cash for services

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

On January 18, 2018, the Company issued 3,000 shares of common stock with a fair value of $2,070 for services provided by a vendor.  The shares were issued at a fair value of $0.69 per share which approximated the fair value of the shares at the date of issuance.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On January 31, 2018, the Company issued 41,970 shares of common stock with a fair value of $15,000 for professional services.  The shares were issued at a fair value of $0.35 per share which approximated the fair value for the period in which the services were performed.

On March 23, 2018, the Company issued 50,000 shares of common stock with a fair value of $18,500 for services provided by a vendor. The shares were issued at a fair value of $0.37 per share.

On April 3, 2018, the Company issued 100,000 shares of common stock with a fair value of $58,000 for services provided by a vendor. The shares were issued at a fair value of $0.58 per share.

On April 3, 2018, the Company issued 10,000 shares of common stock with a fair value of $31,299 for services provided by a vendor. The shares were issued at a fair value of $0.54 per share.

On April 24, 2018, the Company issued 26,666 shares of common stock with a fair value of $20,799 for services provided by a vendor. The shares were issued at a fair value of $0.78 per share.

On April 24, 2018, the Company issued 25,000 shares of common stock with a fair value of $10,500 for services provided by a vendor. The shares were issued at a fair value of $0.42 per share.

Stock Options

In February 2017, the Board of Directors adopted and approved the 2017 Stock Option Plan.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company.

The Stock Option plan also has terms and conditions, including without limitations that the exercise price for incentive stock options granted under the Stock Option Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a ten-year maximum term and varying vesting periods as determined by the Board.  The Company's policy is to issue new shares to satisfy option exercises. To date, no options have been issued pursuant to the 2017 Plan.

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”).  The Listing Options will vest and be immediately exercisable on the date the Company's stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers.  The Listing Options shall have an exercise price equal to the closing price on the date such trading commences.  As of April 30, 2018, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options. The Listing Options were issued outside the 2017 Plan.

On August 11, 2017, the Board of Directors authorized the grant of 11,750,000 options to purchase shares of common stock of the Company to certain officers. The options have an exercise price of $0.40 and expire five years from the date of grant.  2,937,500 of the options vested immediately on the grant date and the remainder shall vest 25% annually upon each anniversary of the grant date.   For the three months ended April 30, 2018, the Company recognized a fair value of $178,572 for the vested options and the ratable recognition of unvested options as stock-based compensation.  For the nine months ended April 30, 2018, the Company recognized a fair value of $1,257,003 for the vested options and the ratable recognition of unvested options as stock-based compensation.  Unrecognized compensation related to the option grant is $1,616,147 as of April 30, 2018, to be recognized over the remaining life of the options. These options were issued outside the 2017 Plan.

On August 11, 2017, the Board of Directors authorized the grant of 10,000,000 options to purchase shares of common stock of the Company to its Chief Executive Officer.  The options have an exercise price of $0.40 per share and expire five years from the date of grant.  2,000,000 options vested on the date of grant.   The fair value of the grant was $489,047 which was recognized as stock-based compensation at the date of grant. The remaining 8,000,000 options contained market and performance conditions, of which 4,000,000 options are to vest based on market conditions being met and 4,000,000 options will vest upon achievement of certain performance objectives.  Management has assessed the likelihood of market conditions and the probability of performance conditions being realized and recognize a fair value of $36,681 in stock-based compensation for the three months ending April 30, 2018, and $122,270 for the nine months ending April 30, 2018. These options were issued outside the 2017 Plan.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On September 26, 2017, the Board of Directors also authorized the grant of 500,000 options to purchase shares of common stock of the Company to certain directors.  These options have an exercise price of $0.40 and expire on September 26, 2021.  The fair value of the grant was $137,056 which the Company recognized as stock-based compensation for the nine months ended April 30, 2018.  The options vested immediately at the date of grant.

The Company has estimated the fair value of all option grants using the Black-Scholes model with the following information and range of assumptions:

There were no options granted during the three months ended April 30, 2018.

The following is a summary of the Company's options issued for the nine months ended April 30, 2018:

	For the nine months ended
	Options	Price
Beginning balance	-	-
Issued	28,085,000	$0.40
Exercised	-	-
Expired	-	-
Ending balance	28,085,000	$0.40

The following table summarizes additional information about the options as of April 30, 2018:

Date of Grant	Options outstanding	Options exercisable	Exercise price	Remaining term (years)
August 11, 2017	5,835,000	-	$0.40	4.53
August 11, 2017	11,750,000	2,937,500	0.40	4.53
August 11, 2017	10,000,000	2,000,000	0.40	4.53
September 26, 2017	500,000	500,000	0.40	3.65
Total options	28,085,000	5,437,500	$0.40	4.51

The following is a summary of the Company's options outstanding as of April 30, 2018:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Total compensation charged against operations was $216,250 for the three months ended April 30, 2018.  Total compensation charged against operations was $2,005,367 for the nine months ended April 30, 2018.

The total value of the option awards is expensed ratably over the vesting period as defined in each grant.  As of April 30, 2018, the unrecognized compensation cost related to stock-based options and awards was $2,227,455 to be recognized over the requisite service period as defined in each grant.

Warrants

On September 24, 2017, the Company issued 1,000,000 warrants to purchase shares of the Company's common stock for the price of $0.40 per share to members of the Company's Board of Directors and consultants in lieu of cash for services.  The term of each warrant is 4 years commencing with the issuance date.

On November 28, 2017, the Company issued 1,200,000 warrants to purchase shares of the Company's common stock for the price of $0.50 to a consultant in lieu of cash for services.  The term of the warrants is two years from the date of issuance and vest at a rate of 100,000 per month from the date of issuance.  The fair value of the warrants at the date of issuance was $457,045, which will be charged to operations ratably over twelve months.  For the three and nine months ended April 30, 2018, the Company charged $114,261 and $190,435, respectively, to operations related to the warrant grant.  As of April 30, 2018, 500,000 warrants were exercisable.

On January 31, 2018, the Company issued 17,975 warrants to purchase shares of the Company's common stock for the price of $0.74 per share to consultants in lieu of cash for services valued at $11,798.  The term of each warrants is 5 years commencing on the issuance date.

On January 31, 2018, the Company issued 25,000 warrants to purchase shares of the Company's common stock for the price of $0.65 per share to a consultant in lieu of cash for services valued at $14,856.  The term of each warrants is 3 years commencing on the issuance date.

On February 1, 2018, the Company issued 300,000 warrants to purchase shares of the Company's common stock for the price of $0.40 per share to a consultant in lieu of cash for services valued at $82,233.  The term of each warrants is 5 years commencing on the issuance date.

On February 1, 2018, the Company issued 400,000 warrants to purchase shares of the Company's common stock for the price of $0.60 per share to a consultant in lieu of cash for services valued at $237,690.  The term of each warrants is 3 years commencing on the issuance date.

On February 1, 2018, the Company issued 5,000 warrants to purchase shares of the Company's common stock for the price of $0.60 per share to a consultant in lieu of cash for services valued at $3,282.  The term of each warrants is 4 years commencing on the issuance date.

On February 1, 2018, the Company issued 12,125 warrants to purchase shares of the Company's common stock for the price of $0.64 per share to a consultant in lieu of cash for services valued at $6,790.  The term of each warrants is 5 years commencing on the issuance date.

On March 19, 2018, the Company issued 35,000 warrants to purchase shares of the Company's common stock for the price of $0.67 per share to a consultant in lieu of cash for services valued at $20,587.  The term of each warrants is 5 years commencing on the issuance date.

On March 26, 2018, the Company issued 66,666 warrants to purchase shares of the Company's common stock for the price of $1.00 per share to a consultant in lieu of cash for services valued at $32,670.  The term of each warrants is 3 years commencing on the issuance date.

On March 31, 2018, the Company issued 23,875 warrants to purchase shares of the Company's common stock for the price of $0.60 per share to a consultant in lieu of cash for services valued at $12,334.  The term of each warrants is 5 years commencing on the issuance date.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On April 6, 2018, the Company issued 30,000 warrants to purchase shares of the Company's common stock for the price of $0.40 per share to a consultant in lieu of cash for past services valued at $14,214.  The term of each warrants is 4 years commencing on the issuance date.

On April 30, 2018, the Company issued 21,525 warrants to purchase shares of the Company's common stock for the price of $0.40 per share to a consultant in lieu of cash for services valued at $8,456.  The term of each warrants is 5 years commencing on the issuance date.

The Company has estimated the fair value of these warrant grants using the Black-Scholes model with the following information and assumptions for the three months ended April 30, 2018 and 2017:

	For the three months ended
	April 30, 2018	April 30, 2017
Warrants issued	1,030,857	-
Weighted average exercise price	$0.61	NA
Weighted average volatility	168.97%	NA
Weighted average term (years)	4.29	NA
Weighted average risk-free rate	2. 54%	NA

The Company has estimated the fair value of these warrant grants using the Black-Scholes model with the following information and assumptions for the nine months ended April 30, 2018 and 2017:

	For the nine months ended
	April 30, 2018	April 30, 2017
Warrants issued	3,273,832	-
Exercise price	$0.40 to $1.00	NA
Weighted average expected volatility	168.97%	NA
Expected term	3.66	NA
Risk-free rate	2.54%	NA

The fair value of the warrants was $987,718, of which $610,778 and $376,940 has been recognized as stock-based compensation for the three months and nine months ended April 30, 2018, respectively.  As of April 30, 2018, there is $266,610 unrecognized compensation cost related to the warrants.

The following is a summary of the Company's warrants issued for the three and nine months ended April 30, 2018 and 2017:

	For the three months ended
	April 30, 2018		April 30, 2017
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	4,917,551	$0.60	2,674,576	$0.60
Issued	1,030,857	0.62	-	-
Exercised	-	-	-	-
Ending balance	5,948,408	$0.62	2,674,576	$0.60

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

	For the nine months ended
	April 30, 2018		April 30, 2017
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,674,576	$0.60	2,674,576	$0.60
Issued	3,273,832	0.62	-	-
Exercised	-	-	-	-
Ending balance	5,948,408	$0.62	2,674,576	$0.60

(a)

Weighted average

The following table summarizes information about warrants outstanding as of April 30, 2018:

At April 30, 2018, the Company had reserved 34,033,408 shares for future exercise of warrants and options.

NOTE 15 – SUBSEQUENT EVENTS

On June 7, 2018, the Company submitted an amended Form D filing. The initial Form D filing was filed on September 25, 2017 as a Notice of Exempt Offering of Securities for a total offering amount of $2,000,000.The amended Form D was filed to  to raise the total offering amount to $4,750,000 which is a total of 19,000,000 restricted common shares that can be sold at the offering price of $0.25. The Company has sold 1,420,000 shares of its common stock at $0.25 per share pursuant to the Offering in May 2018 for proceeds of $355,000.  As of June 12, 2018 the Company has sold 11,520,000 shares for a total of $2,880,000 pursuant to the September 2017 Offering.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is management’s assessment of the current and historical financial and operating results of the Company and of its financial condition. It is intended to provide information relevant to an understanding of the Company’s financial condition, changes in its financial condition and its results of operations and cash flows and should be read in conjunction with its unaudited financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended April 30, 2018 and in its Annual Report on Form 10-K for the year ended July 31, 2017. Note that any reference to “Amazing”, the “Company”, “we”, “us” or “our” mean Amazing Energy Oil and Gas, Co.

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

On April 15, 2016, the Company entered into an agreement with Jed Miesner, the Chairman of the Company’s board of directors, to acquire all of his interest (100% of the total outstanding shares of common stock) of Jilpetco, Inc., a Texas corporation (“Jilpetco”) in consideration of $500,000. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties. As a result, Jilpetco became a wholly owned subsidiary corporation of the Company on August 31, 2016.

Overview of Current Operations

Through April 30, 2018, the Company has drilled twenty-five wells on its leasehold in Pecos County, Texas. Twenty-two of the twenty-five wells are currently productive, and three wells are shut in. During the quarter ended April 30, 2018, the Company drilled one well and completed two wells on its properties.

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

Transportation and Sale of Oil

The Company sells its oil and gas production to only two customers. Oil production is sold to Rio Energy International, Inc. and natural gas production is sold to Trans-Pecos Natural Gas Company, LLC. As a result, during the fiscal years ended April 30, 2018 and 2017, these customers represented 100% of its oil and gas revenue.

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

Employees

As of April 30, 2018, we had 5 full-time employees.  We regularly use independent contractors and consultants to perform various drilling and other services.  None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high volumes oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates.  As of April 30, 2018, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas.  We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our activities are primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Greyburg, San Andreas and Devonian zones.

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

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the three- and nine-month periods ended April 30, 2018 and 2017, respectively.

Oil and Gas Production and Revenue

	Three months ended April 30,
	2018	2017	Change	% Change
Revenue, oil and gas sales	$94,194	$69,394	$24,800	35.7%
Number of BOE sold	2,613	2,804	(191)	(6.8%)
Average price per BOE	$36.05	$24.75	$11.30	45.7%
Net production (BOE)	2,530	2,759	(229)	(8.3%)
Average daily net production (BOE)	28	31	(3)	(9.7%)

	Nine months ended April 30,
	2018	2017	Change	% Change
Revenue, oil and gas sales	$222,254	$190,722	$31,532	16.5%
Number of BOE sold	7,278	7,816	(538)	(6.9%)
Average price per BOE	$30.54	$24.40	$6.14	25.1%
Net production (BOE)	7,381	8,112	(731)	(9.0%)
Average daily net production (BOE)	27	30	(3)	(10.0%)

During the three-month period ended April 30, 2018, net production was 2,530 BOE, or an average of 28 BOE per day, as compared to 2,759 BOE, or an average of 31BOE per day during the corresponding three-month period in 2017.

During the three-month period ended April 30, 2018, the Company sold 2,613 BOE at an average price of $36.05 per BOE, for net revenues of $94,194, as compared to 2,804 BOE at an average price of $24.75 per BOE, for net revenues of $69,394 during the comparative period in 2017.

During the nine-month period ended April 30, 2018, net production was 7,381 BOE, or an average of 27 BOE per day, as compared to 8,112 BOE, or an average of 30 BOE per day during the corresponding nine-month period in 2017.

During the nine-month period ended April 30, 2018, the Company sold 7,278 BOE at an average price of $30.54 per BOE, for net revenues of $222,254, as compared to 7,816 BOE at an average price of $24.40 per BOE, for net revenues of  $190,722 during the comparative period in 2017.

Operating Expenses

	Three months ended April 30,
	2018	2017	Change	% Change

Cost of Revenue	$23,534	$90,132	$(66,598)	(73.9%)
Depletion, depreciation and amortization	49,224	65,310	(16,086)	(24.6%)
Selling, general and administrative expenses	1,342,797	154,061	1,188,736	771.6%
Gain on sale of mineral rights	-	(120,000)	120,000	(100.0%)
Total operating expenses	$1,415,555	$189,503	$1,226,052	647.0%

	Nine months ended April 30,
	2018	2017	Change	% Change

Cost of Revenue	$118,898	$209,690	$(90,792)	(43.3%)
Depletion, depreciation and amortization	185,230	175,642	9,588	5.5%
Selling, general and administrative expenses	5,270,392	727,234	4,543,158	624.7%
Gain on sale of mineral rights	-	(170,000)	170,000	(100.0%)
Total operating expenses	$5,574,520	$942,566	$4,631,954	491.4%

Cost of Revenue

Cost of Revenue decreased $66,598 from $90,132 for the three months ended April 30, 2017 to $ 23,534 for the quarter ended April 30, 2018. This decrease for the comparable three-month period was primarily due to decreased well maintenance, improvement and repair costs that were needed across the lease.

 For the nine months ended April 30, 2018, Cost of Revenue decreased $90,792 to $118,898 from $209,690 for the nine months ended April 30, 2017. This decrease for the comparable nine-month period was primarily due to decreased activity in the Company’s development and production program. In the prior year the Company was involved in a rework program for the WWJD C-1, C-2, C-3, and C-4 wells which was capital intensive. The prior year rework program began in Sept 2016 and was active through January 2017.  For the current year, there has been a noticeable decrease in well maintenance, improvement and repair costs that were needed across the lease.

Depletion, depreciation and amortization of asset retirement obligation liability accretion (“DD&A”)

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.

For the three-month period ended April 30, 2018, DD&A was $49,224 as compared to $65,310 for the three-month period ended April 30, 2017.  For the nine-month period ended April 30, 2018, DD&A was $185,230 compared to $175,642 for the nine months ended April 30, 2017.  The decrease in DD&A of $16,086 and increase of $9,588 for the respective three- and nine-month comparable periods was primarily due to the both the increase and decrease in proved reserves for the current period relative to the prior year.

General and Administrative Expenses

For the three months ended April 30, 2018, the Company’s selling, general and administrative expenses were $1,342,797 compared to $154,061 for the comparative quarter ended April 30, 2017. For the nine months ended April 30, 2018, the Company’s selling, general and administrative expenses were $5,270,392 compared to $727,234 for the comparative nine-months ended April 30, 2017.  The increase of $1,188,736 and $4,543,158 for the comparable three- and nine- month comparable periods were the result of stock-based compensation in the form of stock options, warrants and stock grants for officers, directors and consultants totaling $2,534,627.  During the nine months ended April 30, 2018, the Company also paid salary expenses totaling $375,083 related to certain employment agreements executed during the quarter.

Liquidity and Capital Resources

BALANCE SHEET INFORMATION	April 30, 2018	July 31, 2017

Working capital deficit	$709,532	$819,079
Total assets	7,741,977	7,470,255
Accumulated deficit	(31,467,861)	(26,028,247)
Stockholders’ equity	3,467,521	2,853,781

WORKING CAPITAL	April 30, 2018	July 31, 2017

Current assets	$579,171	$928,739
Current liabilities	1,288,703	1,747,818
Working capital deficit	$709,532	$819,079

	For the nine months ended
CASH FLOWS	April 30, 2018	April 30, 2017

Cash flow used by operating activities	$(1,604,019)	$(1,077,296)
Cash flow provided (used) by investing activities	(549,092)	508,196
Cash flow provided by financing activities	1,895,260	1,209,152
Net increase in cash during period	$(257,851)	$640,052

The Company had a working capital deficit of $709,532 as of April 30, 2018, compared to a working capital deficit of $819,079 as of July 31, 2017. The change in the working capital deficit was primarily due to the net decrease in related party notes that were paid in full during the nine months ended April 30, 2018.

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

Principles of Consolidation

The Company’s consolidated financial statements include all its subsidiaries.

The following table shows the wholly owned subsidiaries of Amazing Energy Oil and Gas, Co. engaged in the oil, and gas business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership oil and gas leases

Kisa Gold Mining, Inc.	Alaska	100%	Inactive

Jilpetco, Inc.	Texas	100%	Operator and Oilfield services

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

Capitalized Interest Costs

Currently, we do not capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. However, we may begin capitalizing interest in the future. During the three-month periods ended April 30, 2018 and 2017, we didn’t capitalize any interest.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended April 30, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the September 2017 Offering, the Company sold 10,100,000 restricted common shares for the 9 month period ended April 30, 2018 for total proceeds of $2,525,000. For the three months ended April 30, 2018 the Company issued 1,850,000 shares of common stock for cash consideration of $462,500. As of June 12, 2018 the Company has sold 11,520,000 shares for a total of $2,880,000 pursuant to the September 2017 Offering.

Subsequently, the Company amended the Sept 2017 Offering to increase the total proceeds to $4,750,000. In May 2018, the Company has sold an additional 1,420,000 shares of its restricted common stock at $0.25 per share pursuant to the September 2017 Offering for total proceeds of $355,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on June 14, 2018.

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