Form 10-Q/A
period 2018-04-30
Amazing Energy Oil & Gas, Co.
filed 2018-06-21
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY PARAGRAPH

This amended Report on 10-Q includes updated financial disclosures.

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

Due to Working Interest Owners

The Company provides oilfield services through its subsidiary, Jilpetco, Inc., which includes interest owner accounting and subsequent disbursement of the interest owners’ pro-rata share of oil proceeds from a given lease. Jilpetco serves as the operator of properties which are principally owned by the Company. A nominal interest in properties is owned by unrelated working interest owners. Generally, the pro-rata share of oil proceeds less any applicable pro-rata share of operating expenses is distributed to the interest owners within two months of sale of oil and natural gas.  The liability comprises those proceeds which have yet to be distributed to interest owners as a result of the time required to process administrative functions and process payment.

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

NOTE 4 – OILFIELD SERVICE RECEIVABLE, RELATED PARTY

As of April 30, 2018 and July 31, 2017, the balance of oilfield service receivables due from Gulf South Energy Partners, LLC, a related party, was $51,331 and $31,404, respectively. Reese Pinney served as President of Jilpetco Inc. and also served as COO for Amazing Energy Oil and Gas, Co.  Mr. Pinney also serves as the CEO of Gulf South Holding, Inc. (GSH) which is the Managing General Partner of each of the following partnerships: Gulf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013, LP, Gulf South Energy Partners 2014, LP, and Gulf South Energy Partners 2015A, LP (collectively GSEP).  On October 17, 2017, Management determined repayment as unlikely and, consequently has fully reserved the balance of the account as uncollectible. Oilfield services revenue to related parties for the nine months ended April 30, 2018 and 2017 was $78,389 and $110,097, respectively.

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

	April 30, 2018	July 31, 2017

Unevaluated leasehold costs	$3,394,875	$2,049,593
Cost of wells and development	4,369,363	4,920,558
Asset retirement obligation, capitalized	128,886	128,886
Total cost of oil and gas properties	$7,893,124	$7,099,037
Less: Accumulated depletion	(1,272,836)	(1,179,955)
	$6,620,288	$5,919,082

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

The Company completed the acquisition of Jilpetco on August 31, 2016 (Note 1 - Nature of Operations).

NOTE 8 – NOTES PAYABLE– RELATED PARTIES

Convertible debt, related parties

On January 3, 2011, the Company formalized a loan agreement with Jed and Lesa Miesner, the Company’s Chairman and his spouse, for $1,940,000. The loan is scheduled to mature on December 31, 2030, bears interest at the rate of 8% per annum, and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.  At April 30, 2018 and July 31, 2017, the current component of this loan was $172,660 and $191,092, respectively. The long-term amounts at April 30, 2018 and July 31, 2017 were $1,767,340 and $1,748,971 respectively.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

On December 30, 2010, Amazing Energy, LLC, a wholly owned subsidiary of the Company, formalized loan agreements with Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bears interest at the rate of 8% per annum and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At April 30, 2018 and July 31, 2017, the current component of this loan was $97,900 and $108,315 respectively.  The long-term amounts at April 30, 2018 and 2017, were $1,002,100 and $991,685, respectively.

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

As of April 30, 2018 and July 31, 2017, the accrued and unpaid interest on this related party convertible debt was as follows:

	April 30, 2018	July 31, 2017

Jed and Lesa Miesner	$223,020	$135,959
Petro Pro, Ltd.	126,455	77,090
JLM Strategic Investments, LP	4,733	2,885
Total accrued interest, related party convertible notes	$354,208	$215,934

At April 30, 2018, the balance of the convertible debt and accrued interest was convertible to 13,193,000 shares of common stock at a conversion price of $0.60 per share.

As of April 30, 2018 and July 31, 2017, the accrued and unpaid interest for other related party non–convertible debt was as follows:

	April 30, 2018	July 31, 2017
Reese Pinney	$-	$662
Rolf Berg	-	5,122
Petro Pro Ltd.	-	7,990
Robert Bories	-	7,990
Tony Alford	-	2,867
Robert Manning	-	3,444

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

Total accrued interest, related party non-convertible notes	$-	$28,075

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