Form 10-K
period 2018-07-31
Amazing Energy Oil & Gas, Co.
filed 2018-10-29
CIK 1375618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2018

Commission File Number 000-52392

Amazing Energy Oil and Gas, Co.

(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5700 West Plano Parkway
Suite 3600
Plano, TX 75093

(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 233-1244

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on January 31, 2018 was $33,945,429.

At October 29, 2018, 84,095,232 shares of the registrant’s common stock were outstanding.

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

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

● Risks related to some of the Company’s properties being in the exploration stage;
● Risks related to the Company’s operations being subject to government regulation;
● Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;
● Risks related to exploration and development activities;
● Risks related to reserve and production estimates;
● Risks related to the Company’s insurance coverage for operating risks;
● Risks related to the fluctuation of prices for oil and gas;
● Risks related to the competitive industry of oil and gas;
● Risks related to the title and rights in the Company’s properties;
● Risks related to the possible dilution of the Company’s common stock from additional financing activities;
● Risks related to potential conflicts of interest with the Company’s management;
● Risks related to the Company’s shares of common stock;

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s consolidated financial statements and the integral notes (“Notes”) thereto for the fiscal year ending July 31, 2018. The following statements may be forward-looking in nature and actual results may differ materially.

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

Mbo	Thousand barrels of oil or other liquid hydrocarbons.

Mboe	Thousand barrels of oil equivalent, determined using the ratio of six Mcf of gas to one Boe, and one Bbl of NGLs to one Boe.

Mcf	Thousand cubic feet of natural gas.

Mmcf	Million cubic feet of gas.

Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.

Net Revenue Interest	An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

Oil and Natural Gas Properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.

Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.

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

Proved Undeveloped Reserves	Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PUD	Proved undeveloped

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

Royalty Interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development or operations.

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

The following table shows the wholly owned subsidiaries of Amazing Energy Oil and Gas, Co. engaged in the oiland gas business:

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

OUR BUSINESS

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of July 31, 2018 the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas. We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our activities are primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Greyburg, San Andreas and Devonian zones.

At July 31, 2018 our estimated net proved reserves were 398,308 barrels of oil equivalent (“BOE”). Additionally, probable reserves total 211,355 as of July 31, 2018. Important facts of our proved and probable reserves at July 31, 2018 include:

●
73% oil and 27% gas;
●
65% proved developed and undeveloped;
●
Reserve life of approximately 22.0 years;
●
Non-discounted future net cash flows of $13,045,460;
●
and PV-10 of $9,077,420

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

At July 31, 2018, we owned 25 oil and gas wells in the Permian Basin. During the fiscal year ended July 31, 2018, we produced 11,177 BOE (Net). Production for the fiscal year ended July 31, 2017 was 11,820 BOE (Net).

Our Business Strategy

We intend to increase the value of the Company by increasing reserves and production in a cost-efficient manner by pursuing the following strategies:

●
Grow production and reserves by developing our oil-rich resource base. We intend to drill and develop our acreage base to maximize its value and resource potential. Through the conversion of our undeveloped reserves to developed reserves, we will seek to increase our production, reserves and cash flow while generating favorable returns on invested capital.

●
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

●
Economically efficient drilling. Given the current relative low price for oil, we believe that we have a competitive advantage over higher risk, high cost, and deeper shale drilling operations. Most of our current wells are drilled and completed for around $275,000 or less at depths of around 2,000 feet.

●
Oil rich resource base in one of North America’s leading resource plays. All our leasehold acreage is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas.

●
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

●
Experienced, incentivized and proven management team. Our management team has many years of experience in the oil and gas industry throughout Texas. Also, the Company strives to keep drilling, completion, operating expenses and general overhead to a minimum.

●
High degree of operational control. We are currently the operator of 100% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of all our acreage, we retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of our prospects.

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

Oil and Gas Leases

The typical oil and natural gas lease agreement covering our acreage position in Pecos County provides for the payment of royalties to the mineral owners for all oil and natural gas produced form any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to the Company working interest generally ranging from 75% to 80%.

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

Transportation and Sale of Oil

Sales of crude oil and natural gas are negotiated with purchasers via crude oil purchase agreements which are subject to a month to month term, and a 30-day notice termination clause. The agreements specify the pricing terms and transportation deductions, among other terms. Our sales of crude oil are affected by the availability, terms and cost of transportation.

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

In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40% to 45% by 2025. . On June 1, 2017 President Trump announced the United States would withdraw from the Paris Agreement, which by its terms cannot happen prior to November 4, 2020.

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

Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which we operate also regulate one or more of the following:

●
the location of the wells
●
the method of drilling and casing wells;
●
the timing of construction or drilling activities, including season wildlife closures;
●
the rates of production or “allowables”;
●
the surface use and restoration of properties upon which wells are drilled;
●
the plugging and abandoning of wells; and
●
notice to, and consultation with, surface owners and other third parties.

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

Employees

As of July 31, 2018, we had 3 full-time employees. We regularly use independent contractors and consultants to perform various drilling and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

Facilities

Our corporate headquarters were previously located in Amarillo, Texas but, at date of this filing, have been relocated to Plano, Texas. We believe that our facilities are adequate for our current operations.

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

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.
PROPERTIES – TEXAS OIL AND GAS

Pecos County, Texas – The Company has leasehold rights within approximately 70,000 gross acres in Pecos County, Texas, which lies within the Permian Basin. This basin, which is one of the major producing regions in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. The property is located in the Northeast region of the Pecos County. The Pecos leasehold is positioned west of the Yates Field (Approximately 1.6 Billion BO produced) and east of the Taylor Link Field (Approximately 17 million BO produced). Our leasehold also lies within the White & Baker Field (Approximately 5 million BO produced) and portions of the Walker Field (Approximately 10 million BO produced). The Pecos leasehold is comprised of multiple leases. Our acreage position in the Permian Basin is characterized by several commercial hydrocarbon formations which begin around 1,300 ft. down to around 10,000 ft. The formations in the area include the Yates, Seven Rivers, Greyburg, Queen (Upper and Lower), San Adreas, Strawn, Devonian and Ellenburger. The Company began drilling operations in October 2010 to target the Greyburg and Queen formation. Since then the Company has drilled 23 wells throughout the property of which 21 wells are producing intermittently and 2 wells are shut-in. All the wells that the Company has drilled have been to a depth of approximately 2,000 ft. During the year ended July 31, 2018, the WWJD #31 was drilled to approximately 4,000 ft. and the Company did several types of testing which included 26 sets of drilled sidewall cores.

The following table summarizes our estimated proved and probable oil and gas reserves for the fiscal years ended July 31, 2018, 2017 and 2016.

	Proved and Probable Reserves (BOE)
	July 31,
	2018	2017	2016
Proved developed	40,090	234,010	429,387
Proved undeveloped	358,218	261,958	315,803
Total proved	398,308	495,968	745,190

Probable undeveloped	211,355	-	-

Total Reserves	609,663	495,968	745,190

Percent of total proved resources	65%	100%	100%

Proved and probable oil and gas reserves

The following table sets forth information regarding our estimated proved reserves as of July 31, 2018. See Note 17 to our consolidated financial statements in this report for additional information.

Summary of oil and gas reserves as of July 31, 2018

	Proved and Probable Reserves
	Oil	Natural Gas	Total	Percent	PV-10
	(Bbl)	(Mcf)	(BOE)	(%)	($)
Proved developed	26,790	79,800	40,090	6.58%	$390,410
Proved undeveloped	262,480	574,430	358,218	58.76%	$6,122,620

Total proved	289,270	654,230	398,308	65.33%	$6,513,030

Probable undeveloped	154,820	339,210	211,355	34.67%	$2,564,390

Total Reserves	444,090	993,440	609,663	100.00%	$9,077,420

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

The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at July 31, 2018 and 2017:

	2018	2017
Standardized Measure, beginning of year	$4,465,998	$4,628,877
Sales of oil produced, net of production costs	(41,648)	22,999
Net changes in prices, development and production costs	1,906,668	3,802,489
Change in estimated future development costs	(960,920)	98,145
Extensions, discoveries and improved recovery, less related costs	-	616,979
Development costs incurred and changes during the period	552,135	370,090
Revisions of previous quantity estimates	(1,917,137)	(3,752,407)
Accretion of discount	491,923	792,334
Net changes in production rates and other	1,192,528	(3,216,146)
Purchase of reserves	69,060	-
Sales of reserves	-	(941,505)
Net changes in income taxes	874,362	2,044,143
Standardized Measure, end of year	$6,632,969	$4,465,998

Proved Undeveloped Reserves

As of July 31, 2018, we had 358,218 BOE of undeveloped (“PUD”) reserves, which is an increase of 96,260 BOE, compared with 261,958 BOE of PUD reserves at July 31, 2017.

Preparation of Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007)” promulgated by the Society of Petroleum Engineers (“SPE standards”). Our proved reserves are estimated at the property level and compiled for reporting purposes by corporate reservoir engineering consultants, all of whom are independent of our operations team. We maintain our evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering consultants interact with Company Management and with accounting employees to obtain the necessary data for the reserves estimation process. Our Management staff works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves. For the years ended July 31, 2018, and July 31, 2017, we engaged Mire & Associates, Inc., an independent petroleum engineer, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties.

Controls over Reserve Estimates

Compliance as it relates to reporting the Company’s reserves is the responsibility of Will McAndrew, CEO of the Company, who has over 47 years’ experience in resource-based companies.

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

All of the information on the Company’s oil and gas reserves for the years ended July 31, 2018, 2017 and 2016 in this Form 10-K is derived from Mire & Associates, Inc.’s reports.

Oil and Gas Production, and Prices

The following table sets forth summary information regarding net oil and gas production for the last three fiscal years. We determined the BOE using the ratio of six MCF of natural gas to one BOE.

	For the years ended July 31,
	2018	2017	2016
Production (NET)
Oil (Bbls)	5,761	5,566	7,396
Gas (MCF)	32,498	37,521	21,492
Total BOE	11,177	11,820	10,978
Total average BOE per day	31	32	30

Average prices
Oil (Bbls)	$52.59	$42.91	$36.49
Gas (Mcf)	1.82	2.22	2.03
Total per BOE	$52.89	$43.28	$36.83

The oil and gas sales revenues shown in the table below are the Company’s net share of annual revenues in each project for the past three fiscal years:

	For the years ended July 31,
	2018	2017	2016
Oil revenue	302,996	219,078	224,997
Gas revenue	59,249	57,424	25,479
	$362,245	$276,502	$250,476

Drilling Activity – Past Two Years

The following table sets forth information on our drilling activity. The information should not be considered indicative of future performance nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value.

	Cumulative Well Status		Wells Drilled		Cumulative Well Status
Drilling Activity/Well Status	at 7/31/2018		YE 7/31/2018		7/31/2017
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas	25.00	21.49	2.00	2.00	23.00	15.50
Test Wells (Dry)	-	-	-	-	-	-

Exploration Wells:
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Drilled Wells:
Productive -Texas	25.00	21.49	2.00	2.00	23.00	15.50
Test Wells (Dry)	-	-	-	-	-	-

Acquired Wells:
Productive -Texas	-	-	-	-	-	-

Total Wells:
Productive -Texas	25.00	21.49	2.00	2.00	23.00	15.50
Test Wells (Dry)	-	-	-	-	-	-

Total	25.00	21.49	2.00	2.00	23.00	15.50

Well Type:
Oil	-	-	-	-	-	-
Gas	-	-	-	-	-	-
Combination -Oil and Gas	25.00	21.49	2.00	2.00	23.00	15.50
Test Wells (Dry)	-	-	-	-	-	-

Total	25.00	21.49	2.00	2.00	23.00	15.50

Delivery Commitments.

As of July 31, 2018, the Company does not have any delivery commitments for product obtained from its wells.

Mineral Lease Interests

The following table summarizes the Company’s leased acreage as of July 31, 2018:

			AMAZ Interest		AMAZ Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 7/31/2018	Gross	Net	Gross	Net	Gross	Net

Surface through San Andres -
Pecos County, Texas AMI	43,176	18,708	465	465	42,711	18,243

Total Acreage	43,176	18,708	465	465	42,711	18,243

Additional Lease Deep Rights for a portion
of Total Acreage above	20,400	8,192	0	0	20,400	8,192

The Company’s mineral lease interests as detailed above represents leased acreage within the Pecos County 70,000 acre AMI as of July 31, 2018. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the 70,000 acres not under lease at July 31, 2018. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired those trust funds are available to pay the lease cost per acre at predetermined amounts.

The Company is obligated to pay certain bonus lease payments related to certain of its lease properties.  The Company is required to pay $27,000 each year on the JT Walker lease on annually on August 7th.   The Company is also required to pay $200,000 every five years on August 7th for the JPMorgan lease. The most recent payment on this lease was made in July 2017. The next JPMorgan lease payment is due by August 7, 2022.  The Company is current in its lease payments under these leases.

ITEM 3.
LEGAL PROCEEDINGS.

On September 7, 2017, Amazing Energy LLC and Jilpetco Inc. were served with a summons and complaint in Cause No. P-7600-83-CV in the 83rd District Court in Pecos County, Texas. The nature of the litigation is that Amazing Energy & Jilpetco were joined as defendants in a case in Pecos County, Texas, between Fredrick Bartlett Wulff, Sr. et al plaintiffs and Benedum & Trees, LLC et al defendants. The suit alleges breach of lease, breach of implied duty to explore and develop, and requests a declaratory judgment that the leases are terminated, and the suit requests an accounting of lease production. The case in the early stages of discover as to the claims against the Company. Management intends to seek an early resolution of this case by settlement, but will vigorously defend the case. It is too early in the litigation to evaluate the likely outcome or to evaluate the range of losses, as the lease interests involved are small fractional interests. In the opinion of the Company’s management, none of the pending litigation, disputes or claims against it, if decided adversely, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

	Price Per Share
	High Bid	Low Bid
Fiscal Year Ending July 31,2018
First quarter ending October 31, 2017	$0.46	$0.25
Second quarter ending January 31, 2018	0.87	0.34
Third quarter ending April 30, 2018	0.94	0.35
Fourth quarter ending July 31,2018	0.60	0.25

Fiscal Year Ending July 31,2017
First quarter ending October 31, 2016	$0.63	$0.30
Second quarter ending January 31, 2017	0.52	0.29
Third quarter ending April 30, 2017	0.30	0.17
Fourth quarter ending July 31,2017	0.40	0.20

Shareholders

As of July 31, 2018, there were approximately 601 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

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

Transfer Agent

The transfer agent for the Company’s common stock is American Stock Transfer and Trust Company, 6201 15th Avenue, Brooklyn, NY 11219 - astfinancial.com.

Stockholders’ Equity and Equity Transactions

The Company is authorized to issue 3,000,000,000 shares of its common stock. All shares of common stock are equal to each other with respect to voting, liquidation, dividend, and other rights. Owners of shares are entitled to one vote for each share owned at any Shareholders’ meeting. The common stock of the Company does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so. The Company is authorized to issue 10,000,000 shares of its preferred stock with a $.001 par value per share.

During the year ended July 31, 2018 and 2017, the Company had the following equity transactions:

Common Stock:

During the years ended July 31, 2018 and 2017, the Company issued 12,920,010 and 6,249,959 shares of common stock, respectively, for cash of $3,230,000 and $1,636,212.

During the years ended July 31, 2018 and 2017, the Company issued 856,626 and 31,625 shares of common stock with total fair values of $535,200 and $12,375, respectively, as compensation for services.

During the years ended July 31, 2018 and 2017, the Company issued 3,617,556 and -0- shares of common stock for lease interests with total fair values of $1,736,429 and $-0-, respectively.

On May 27, 2017, the related party noteholders of notes payable agreed to extend the maturity date of the Notes to December 31, 2017. As consideration for the change in terms, the Company issued to the noteholders an aggregate 460,000 shares of the Company’s common stock with a fair value of $105,800.

Preferred Stock:

On July 31, 2016, the Company issued 9,000 shares of its Preferred Series A stock with par value of $0.01 per share. These shares were issued to Jed Miesner, the Company’s controlling shareholder, in exchange for cancellation of $900,000 of related party interest payable in the amount of $612,697 and convertible debt payable to JLM Strategic Investments, LP in the amount of $287,303. The stated issue price was $100 per share. Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote. Holders of the Series A Preferred Stock will not be entitled to receive a dividend. Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $900,000 at July 31, 2017 shall be paid prior to liquidation payments to holders of Company securities junior to the Series A Preferred Stock. On July 31, 2021, any shares of the Series A Preferred Stock outstanding will be convertible, at the discretion of the holder, for a period of three years, into common stock purchase warrants of the Company with an exercise price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series A Preferred Stock outstanding.

During the years ended July 31, 2018 and 2017 there were no transactions with respect to outstanding preferred stock.

Warrants:

During the years ended July 31, 2018 and 2017, the Company issued 3,469,391 and -0- warrants with total fair values of $1,038,587 and $-0-, respectively, as compensation for services.

During the years ended July 31, 2018 and 2017, the Company issued 136,666 and -0- warrants for oil and gas property interests with total fair values of $77,961 and $-0-, respectively.

The composition of the Company’s warrants outstanding at July 31, 2018 is as follows:

Exercise	Expiration Date In
Price	2019	2020	2021	2022	2023	Total

$0.37	-	-	-	-	20,175	20,175
$0.40	-	-	1,030,000	300,000	15,000	1,345,000
$0.43	-	-	-	-	21,525	21,525
$0.44	-	-	-	-	38,900	38,900
$0.50	-	1,200,000	400,000	-	-	1,600,000
$0.51	-	-	-	-	58,150	58,150
$0.60	2,674,576	-	200,000	5,000	23,875	2,903,451
$0.64	-	-	-	-	12,125	12,125
$0.67	-	-	25,000	-	35,000	60,000
$0.74	-	-	-	-	17,975	17,975
$1.00	-	-	203,332	-	-	203,332
	2,674,576	1,200,000	1,858,332	305,000	242,725	6,280,633

There were no warrants exercised during the year ended July 31, 2018.

Stock Options:

In February 2017, the Board of Directors adopted and approved the 2017 Stock Option Plan (the “2017 Plan”). The 2017 Plan, by its terms, required a majority vote of the Company’s shareholders, within 12 months of the adoption of the 2017 Plan, to approve the 2017 Plan. A majority of the Company’s shareholders never approved the 2017 Plan and therefore the 2017 Plan is now void. No options were ever issued pursuant to the 2017 Plan.

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”). The Listing Options will vest and be immediately exercisable on the date the Company's stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers. The Listing Options shall have an exercise price equal to the closing price on the date such trading commences. As of July 31, 2018, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

On August 11, 2017, the Board of Directors authorized the grant of 11,750,000 options to purchase shares of common stock of the Company to certain officers. The options have an exercise price of $0.40 and expire five years from the date of grant. 2,937,500 of the options vested immediately on the grant date and the remainder shall vest 25% annually upon each anniversary of the grant date. For the year ended July 31, 2018, the Company recognized a fair value of $1,436,575 for the vested options and the ratable recognition of unvested options as stock-based compensation. Unrecognized compensation related to the option grant is $1,436,575 as of July 31, 2018, to be recognized over the remaining life of the options.

On August 11, 2017, the Board of Directors authorized the grant of 10,000,000 options to purchase shares of common stock of the Company to its Chief Executive Officer. The options have an exercise price of $0.40 per share and expire five years from the date of grant. 2,000,000 options vested on the date of grant. The fair value of the grant was $489,047 which was recognized as stock-based compensation at the date of grant. The remaining 8,000,000 options contained market and performance conditions, of which 4,000,000 options are to vest based on market conditions being met and 4,000,000 options will vest upon achievement of certain performance objectives. Management has assessed the likelihood of market conditions and the probability of performance conditions being realized and recognize a fair value of $647,987 for the year ending July 31, 2018.

On September 26, 2017, the Board of Directors also authorized the grant of 500,000 options to purchase shares of common stock of the Company to certain directors.  These options have an exercise price of $0.40 and expire on September 26, 2021. The fair value of the grant was $137,056 which the Company recognized as stock-based compensation for the year ended July 31, 2018. The options vested immediately at the date of grant.

The composition of the Company’s stock options outstanding at July 31,2018 is as follows:

Exercise	Expiration Date in
Price	2021	2022	Total

$0.40	500,000	27,585,000	28,085,000

Totals	500,000	27,585,000	28,085,000

At July 31, 2018, the Company had reserved 34,365,633 common shares for future exercise of warrants and options.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of July 31,2018, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of July 31, 2018, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas. We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our activities have been primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Greyburg, San Andreas and Devonian zones.

Our near-term success depends primarily on attracting developmental capital to continue to drill, develop reserves and increase production within the leased acreage that we currently control. We are also open to acquiring oil and gas producing properties that would be accretive to our shareholders. We are the operator of 100% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of all of our acreage, we retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of our prospects. The Company owns a small drilling rig (2,500’), completion rig, pulling unit and various equipment to operate the property.

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

Fiscal 2018 Activity

Our fiscal year 2018 activity focused on conventional drilling in the Queen formation in Pecos County, Texas. We spudded 2 conventional wells and completed 2 wells in fiscal 2018, compared to spudding 1 conventional well and completion of 1 well in fiscal 2017. We continued to develop the Queen formation in Pecos County, Texas during fiscal 2018. The rate of drilling wells depends on raising capital to fund drilling and completion. Our overall accomplishments in fiscal 2018 include:

●
Production. Net production for fiscal 2018 totaled 11,177 BOE, compared to 11,820 BOE in fiscal 2017, a 5.5% decrease due to an emphasis on scientific testing for enhanced evaluation of the property during the year ended July 31, 2018. Production for fiscal 2018 was 52% oil and 48% natural gas.

●
In July 2017, the Company paid its largest lessors their 5-year prepaid bonuses totaling $200,000 in satisfaction of lease obligations.

In fiscal 2018, our estimated net proved reserves decreased 19.7%, or 97,660 BOE to 398,308 BOE from 495,968 BOE. Our proved reserves at fiscal year-end 2018 were 72% oil and 28% natural gas, compared to 62% oil and 38% natural gas at year-end 2017.

Plan for Fiscal 2019

For the fiscal year ending July 31, 2019, in order to develop additional reserves and production, we plan to continue raising funds to continue drilling shallow oil and gas wells located within the 70,000 acres, in Pecos County, where our leasehold rights exist. We anticipate raising such funds through joint ventures working interest holder participation, whereby the company would retain a carried working interest participation because of its existing lease ownership. In order to keep the leasehold in good standing, we adhere to the Continuous Drilling Clause for each respective lease and meet the requirements found therein. Capital expenditures and thus drilling activity for fiscal 2019 depend, to a significant extent, on the future market prices for oil.

The Company’s Expansion Strategy includes the following:

●
Capital Expenditure Strategy for Pecos Asset

●
Pecos County acreage represents the main revenue driver for Amazing Energy.

●
Management plans to implement a monthly capital budget to drill additional wells

●
Seeking to Acquire Additional Assets

●
Potential pipeline acquisition with current positive cash flow.

●
The company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 States  but on a more practical basis prefers locations contiguous to Texas.

●
Growth through JV/ Farm Out

●
The Company intends to initiate discussions with other operators for the purpose of forming joint-ventures on current acreage as well as any acreage acquired in the future.

●
Any such joint-ventures could allow Amazing to leverage the resources and know-how of leading operators to drive significant shareholder value within Amazing.

RESULTS OF OPERATIONS – FOR THE YEARS ENDED JULY 31, 2018 AND 2017

The following is a summary of the Company’s revenue for the years ended July 31, 2018 and July 31,2017:

	Year ended July 31,
	2018	2017	Increase	% Change
			(Decrease)
Oil sales	$302,996	$219,078	$83,918	38.31%
Natural gas sales	59,249	57,424	1,825	3.18%
Field services revenue	84,389	124,618	(40,229)	-32.28%
Total revenue	$446,634	$401,120	$45,514	11.35%

Our oil and gas revenue increased from $276,502 for the year ended July 31, 2017 to $362,245 for the year ended July 31, 2018, which was an increase of $85,743. Multiple factors contributed to the increase in oil and gas revenue. Although oil production slightly decreased, our natural gas production increased significantly as compared to the prior year’s production. The average commodity prices for oil and natural gas were improved for fiscal 2018 as compared to than the average price of oil and gas in fiscal 2017.

Field service revenue decreased from $124,618 for fiscal 2017 to $84,389 for fiscal 2018, which was a decrease of $40,229. The decrease in field service revenue was due in part to decreased field services on the properties that Jilpetco operated, acquisition of outside working interests in operated properties, and limited drilling and completion work during the fiscal year ending July 31, 2018.

As of July 31, 2018, the Company’s oil and gas production was generated from twenty-five wells. The working interest ownership was 100% as of July 31, 2018.

The following is a summary of the Company operating expenses for the years ended July 31, 2018 and July 31, 2017:

	Year ended July 31,
	2018	2017	Increase	% Change
			(Decrease)
Production costs	$130,056	$436,604	$(306,548)	-70.21%
Depletion, depreciation and amortization	342,426	301,124	41,302	13.72%
Selling general and administrative expenses	6,286,876	822,336	5,464,540	664.51%
Accretion expense	9,449	9,396	53	0.56%
(Gain) on sale of mineral properties	-	(170,000)	170,000	-100.00%
Total operating expenses	$6,768,807	$1,399,460	$5,369,347	383.67%

General and administrative costs increased from $822,336 incurred in fiscal 2017 compared to $6,286,876 in fiscal 2018, which is an increase of $5,464,540. Detail of the increase is detailed as follows:

Increase(decrease) in non cash stock and warrant compensation	$3,795,472
Increase(decrease) in consulting expense	$268,790
Increase(decrease) in legal fees	$49,213
Increase(decrease) in investor relations expense	$153,463
Increase(decrease) in travel expense	$54,345
Increase(decrease) in reimbursements	$111,194
Increase(decrease) in salaries, employee benefits and payroll taxes	$954,140
Increase(decrease) in general corporate expenses	$77,923

Total Increase in General and Administrative Expenses	$5,464,540

Depletion, depreciation and amortization expense increased from $301,124 in fiscal 2017 to $342,426 in fiscal 2018.

Due to the volatile nature of our business, we expect that revenues, as well as the related variable expenses, will continue to fluctuate substantially quarter–to–quarter and year–to–year. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices. Our average price on a BOE basis for oil and gas changed from $43.28 in fiscal 2017 to $52.89 in fiscal 2018, which was an increase of $9.61. Production expenses will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Our goal is to improve cash flow in order to cover operating costs and expenses by attracting additional working interest partners to fund our drilling program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary resource is our leasehold rights which are located within an approximately 70,000-acre position in Pecos County, TX and the related oil and gas reserves. Our ability to develop our leasehold position is dependent upon investor groups willing to deploy the requisite capital with us. Our plans are to continue to attract drilling and completion funds whereby the investor earns a 75% working interest participation and our company retains a 25% “carried working interest” participation. The ability to attract such capital is dependent upon, among other economic factors, the prices for oil and gas, and the continued favorable income tax treatment that passes through to working interest participants.

CASH FLOWS

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

	July 31,2018	July 31,2017	Increase
			(Decrease)

Net cash used in operating activities	$(2,014,926)	$(961,340)	$(1,053,586)
Net cash provided by (used in) investing activities	$(934,922)	$5,543	$(940,465)
Net cash provided by financing activities	$2,716,440	$1,367,623	$1,349,317

CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES

Cash flow from operating activities is derived from net loss less noncash items that impact net loss, plus changes in current asset and liabilities account balances. For the year ended July 31, 2018, cash used by operating activities was $2,014,926 in comparison to cash used by operating activities in the amount of $961,340 for the year ended July 31, 2017. This increase in cash used by operating activities of $1,053,586 was primarily due to losses from operations.

CASH FLOW (USED IN) INVESTING ACTIVITIES

Cash flow used in investing activities is primarily attributable to investment in oil and gas properties.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flow from financing activities was principally attributable to $3,230,000 in proceeds from sales of common stock. Cash used in note repayments was $513,560.

OIL AND GAS RESERVES

The Company’s total net proved developed and undeveloped and probable oil and gas reserves and related values are summarized in the following table:

	Net Reserves		Cash Flows
	Oil	Gas	Non	Discounted
	(BO)	(Mcf)	Discounted	at 10%

As of July 31,2018	444,090	993,440	$13,045,460	$9,077,420

As of July 31,2017	305,440	1,143,170	$9,722,900	$7,052,380

Quantities of the oil and gas net reserves have increased from July 31, 2017 to July 31, 2018 and the projected cash flows increased because the prices for the analysis as of July 31,2017 were based upon oil at $48.71 per barrel and gas at $3.01 per MMBTU and the reserve analysis was based on oil prices at $61.55 per barrel and gas at $2.91 per MMBTU at July 31,2018.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Amazing Energy Oil and Gas, Co. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amazing Energy Oil and Gas, Co. and Subsidiaries (the "Company") as of July 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited financial resources, negative working capital and an accumulated deficit at July 31, 2018. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
We have served as the Company's independent auditor since 2014
Spokane, Washington
October 29, 2018

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31	July 31
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$523,695	$756,603
Receivable from working interest owners	33,954	64,392
Production revenue receivable	48,188	39,901
Prepaid expenses	40,000	67,843
Total current assets	645,837	928,739

Oil and gas properties - proved, net	5,422,989	3,869,489
Oil and gas properties - unproved	3,079,492	2,049,593
Property and equipment, net	434,528	545,812
Other assets	78,600	76,622

TOTAL ASSETS	$9,661,446	$7,470,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$295,015	$139,821
Payable to related party	25,038	-
Promissory notes, related party	311,730	430,892
Note payable	-	50,000
Notes payable, related parties	-	347,500
Note payable on acquisition, related party	-	104,167
Equipment note payable	10,247	10,006
Due to working interest owners	389,562	421,423
Accrued interest payable, related parties	400,805	244,009
Total current liabilities	1,432,397	1,747,818

Long term liabilities:
Promissory notes, related party	2,769,440	2,650,278
Equipment note payable	22,847	34,981
Asset retirement obligation	258,575	183,397

Total liabilities	4,483,259	4,616,474

Commitments and contingencies, (Note 13)	-	-

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, par value $0.01, 9,000 shares issued and outstanding	90	90
Series B, par value $0.01, 50,000 shares issued and outstanding	500	500

Common stock, par value $0.001 per share; 3,000,000,000 shares authorized;	83,977	66,581
83,975,232 issued and outstanding at July 31, 2018
66,581,040 issued and outstanding at July 31, 2017
Additional paid-in capital	37,637,323	28,814,857
Accumulated deficit	(32,543,703)	(26,028,247)
Total stockholders' equity	5,178,187	2,853,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,661,446	$7,470,255

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2018	2017

Revenue
Oil and gas sales	$362,245	$276,502
Oilfield service revenue	84,389	124,618
Total Gross Revenue	446,634	401,120

Operating Expense
Production costs	130,056	436,604
Depreciation, depletion and amortization	342,426	301,124
General and administrative expense	6,286,876	822,336
Accretion expense	9,449	9,396
Gain on sale of mineral rights	-	(170,000)
Total Operating Expenses	6,768,807	1,399,460

Loss from operations	(6,322,173)	(998,340)

Other (income) expense
Interest and other income	(13,946)	(3,175)
Financing fees associated with debt modification	-	105,800
Interest expense	-	7,276
Interest expense, related parties	207,229	264,567
Total other (income) expense	193,283	374,468

Loss before taxes	(6,515,456)	(1,372,808)
Provision for income taxes	-	-

Net loss	(6,515,456)	(1,372,808)

Deemed capital distribution on acquisition of common control entity

Net loss attributable to common stockholders	$(6,515,456)	$(1,796,456)

Net Loss per share:
Net Loss per share of common stock, basic and diluted	$(0.092)	$(0.030)

Weighted average shares of common stock outstanding, basic and diluted	70,733,286	64,437,390

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, July 31, 2016	59,000	$590	59,839,456	$59,840	$27,638,956	$(24,655,439)	$3,043,947

Issuance of common stock for cash			6,249,959	6,250	1,629,962		1,636,212
Issuance of common stock for services			31,625	31	12,344		12,375
Acquisition of common control entity					(571,745)		(571,745)
Common shares issued for debt modification			460,000	460	105,340		105,800
Net loss						(1,372,808)	(1,372,808)

Balance, July 31, 2017	59,000	590	66,581,040	66,581	28,814,857	(26,028,247)	2,853,781

Issuance of common stock for cash			12,920,008	12,920	3,217,080		3,230,000
Issuance of common stock for services			856,628	857	534,343		535,200
Issuance of common stock for oil and gas properties			3,617,556	3,619	1,732,810		1,736,429
Stock purchase warrants issued for oil and gas properties					77,961		77,961
Stock purchase warrants issued for services					1,038,587		1,038,587
Stock options issued for services					2,221,685		2,221,685
Net loss						(6,515,456)	(6,515,456)

Balance, July 31, 2018	59,000	$590	83,975,232	$83,977	$37,637,323	$(32,543,703)	$5,178,187

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(6,515,456)	$(1,372,808)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	3,795,472	12,375
Accretion expense	9,449	9,396
Depreciation, depletion and amortization	342,426	301,124
Bad debt expense	-	31,404
Gain on sale of leasehold interest	-	(170,000)
Financing fees associated with debt modification	-	105,800
Change in:
Receivable from working interest owners	30,438	(24,454)
Production revenue receivable	(8,287)	(2,858)
Other assets	(1,978)	-
Prepaid expenses	27,843	(6,760)
Accounts payable and accrued liabilities	155,194	(66,802)
Due to working interest owners	(6,823)	(1,442)
Accrued interest payable, related parties	156,796	223,685
Net cash from operating activities	(2,014,926)	(961,340)

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,122,422)	(562,155)
Acquisition of property and equipment	(12,000)	(212,898)
Purchase letter of credit for operator bond	-	(50,000)
Proceeds from sale of oil and gas working interests	200,000	656,596
Proceeds from sale of property and equipment	-	4,000
Proceeds from sale of leasehold and mineral rights	-	170,000
Net cash from investing activities	(934,422)	5,543

Cash Flows From Financing Activities
Proceeds from sale of common stock	3,230,000	1,603,961
Proceeds from notes payable, related parties	25,000	225,000
Proceeds from note payable	-	50,000
Payments on note payable	(50,000)	-
Advances from line of credit	-	175,000
Payments on line of credit	-	(225,000)
Payments on notes payable, related parties	(372,500)	(57,500)
Payments on equipment note	(11,893)	(8,005)
Payments on note payable on acquisition, related party	(104,167)	(395,833)
Net cash from financing activities	2,716,440	1,367,623

Net change in cash	(232,908)	411,826
Cash and cash equivalents - beginning of year	756,603	344,777

Cash and cash equivalents - end of year	$523,695	$756,603

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash disclosures
Cash paid for interest	$34,993	$27,834

Non-cash investing and financing activities
Acquisition of oil and gas properties for shares of common stock	$1,736,429	$-
Acquisition of oil and gas properties for warrants to purchase common stock	$77,961	$-
Due to working interest owners transferred to related party, Note 6	$25,038	$-
Equipment acquired with note payable	$-	$52,992
Acquisition of common control entity in exchange for related party note and oilfield receivable, related party	$-	$571,745
Deemed capital distribution on acquisition of common control entity	$-	$423,648

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

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

On August 31, 2016, the Company acquired 100% of the total outstanding shares of common stock of Jilpetco, Inc., a Texas corporation (“Jilpetco”) which was owned by Jed Miesner, the Chairman of the Company’s board of directors at the time of the transaction, in consideration of $500,000. Jilpetco is engaged in the business of operating and providing oilfield services to oil and gas properties. As a result, Jilpetco became a wholly owned subsidiary corporation of the Company. The parties agreed to allow Jed Miesner to assign certain accounts receivable and to exclude certain personal property from the transaction. In addition, the $500,000 consideration for the acquisition is in the form of a note payable at 6% interest. (See Note 6).

Due to the Company and Jilpetco relationship with Jed Meisner, the acquisition was accounted for as common control acquisition. Under this method of accounting, the Company’s Consolidated Financial Statements were recasted to reflect Jilpetco’s historical book basis in its assets and liabilities as if the two companies had always been combined. The difference between the purchase price and historical cost of the net assets acquired was recorded as a deemed capital distribution of $423,648 as of August 1, 2016.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. (U.S. GAAP)

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, Inc., Amazing Energy LLC, and Jilpetco, Inc. and Kisa Gold Mining, Inc. All significant intercompany balances and transactions have been eliminated.

The consolidated statement of operations for the year ended July 31, 2017 has been revised to eliminate intercompany oilfield service revenue and related production costs between Amazing Energy Oil and Gas, Co. and Jilpetco. The impact of the revisions was to decrease both categories by $160,659. The revision had no impact on the net loss on the consolidated statement of operations, the consolidated balance sheet at July 31, 2017, or the consolidated statement of cash flows for the year ended July 31, 2017.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2018, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. At July 31, 2018, the Company has an accumulated deficit of $32,453,703 and a working capital deficit of $786,560. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable oil and gas properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

The Company also provided oilfield services to both related party entities and outside oil and gas well owners.  Revenue from administration fees to unrelated working interest owners are recognized on an accrual basis in the period services are provided.

Receivables

Production revenue receivable consist of oil and natural gas revenues due under normal trade terms. Receivables are carried at original amounts on joint interest billings less an estimate for doubtful accounts. Management determines the allowance by regularly evaluating individual working interest owner receivables and considering their financial condition, credit history and current economic conditions.

Due to Working Interest Owners

The Company provides oilfield services which includes interest owner accounting and subsequent disbursement of the interest owners’ pro-rata share of oil proceeds from a given lease. Generally, the pro-rata share of oil proceeds less any applicable pro-rata share of operating expenses is distributed to the interest owner within two months of sale of oil and natural gas. The due to working interest owners balances comprises those proceeds which have yet to be distributed to interest owners as a result of the time required to process administrative functions and process payment and any revenue suspense.

Asset Retirement Obligations

The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which a contractual obligation is created and if a reasonable estimate of fair value can be made. A corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Management’s estimates include estimates of impairment in carrying value of assets and liabilities, and collectability of recorded oilfield services receivables, stock-based compensation, deferred income taxes, asset retirement obligations, oil and gas property ceiling tests, and depreciation, depletion and amortization. Actual results could differ from these estimates.

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

The Company’s oil and gas revenue originates from production from its properties in Texas. Each revenue stream is sold to a single purchaser of minerals through month to month contracts. While this creates a purchaser concentration, there are alternate buyers of the production in event the sole customer is unable or unwilling to purchase.

The Company sells most of its production to only two purchasers. As a result, during the fiscal years ended July 31,2018 and 2017, these purchasers represented 50% or more of its oil and gas revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of July 31, 2018 and 2017, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties which is included in other assets on the consolidated balance sheet.

Income Taxes

The Company accounts for income taxes using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and their basis for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognizes a tax benefit from an uncertain position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position and will record the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority. The Company classifies any interest and penalties associated with income taxes as income tax expense.

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The fair value of these financial instruments approximate the carrying value.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Property, plant, and equipment

Property, plant, and equipment are stated at cost. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life. When property, plant or equipment is sold at a price either higher or lower than its carrying amount, or un-depreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds. Property, plant, and equipment are depreciated on a straight-line basis over their useful lives, which are typically five to seven years for equipment. Realization of the carrying value of other property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value, if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Repairs and maintenance costs are expensed in the period incurred.

Oil and gas properties

The Company uses the full cost method of accounting for oil and gas properties. Under this method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Excluded costs represent investments in unproved and unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined. Excluded costs are reviewed periodically to determine if impairment has occurred. The amount of any evaluated or impaired oil and gas properties is transferred to capitalized costs being amortized.

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

Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the "Ceiling Test"). If the capitalized costs of our oil and gas properties, net of accumulated amortization and related deferred income taxes, exceed the "Ceiling", this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. The Ceiling Tests did not result in an impairment of our oil and natural properties during the years ended July 31, 2018 and 2017.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions to proved reserves. Other issues, such as changes in regulatory requirements, technological advances, and other factors, which are difficult to predict, could also affect estimates of proved reserves in the future.

Stock-based compensation

Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant.  The Company estimates the fair value of options and warrants to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected life"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors.

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

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At July 31, 2018 and July 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The Company intends to adopt the new standard on August 1, 2018 and expects to use the modified retrospective method. The Company has evaluated the impact of the future adoption of ASU No. 2014-09 on its consolidated financial statements and does not expect significant changes in the timing of revenue recognition compared to the existing methodology.

In February 2016 the FASB issued ASU, No. 2016-02, Leases. The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU No. 2016-02 will be effective for the Company on August 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 will become effective for the Company on August 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

The outstanding securities at July 31, 2018 and 2017, that could have a dilutive effect are as follows:

	July 31,2018	July 31,2017
Convertible preferred stock	6,490,000	6,490,000
Warrants	6,280,633	2,674,576
Stock options	28,085,000	-
Total potential dilution	40,855,633	9,164,576

For the years ended July 31, 2018 and 2017, the effect of this potential dilution has not been recognized since it would have been anti-dilutive.

NOTE 4 – PROPERTY AND EQUIPMENT

As of July 31, 2018 and July 31, 2017, the property and equipment asset balance was composed of the following:

	July 31,2018	July 31,2017

Drilling equipment	$612,000	$600,000
Other equipment	252,204	252,204
	864,204	852,204

Less: Accumulated depreciation	(429,676)	(306,392)
Total property and equipment	$434,528	$545,812

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas. The Company’s oil and gas properties are located entirely in the United States.

The Company’s mineral lease interests represent leased acreage within the Pecos County 70,000 acre AMI as of July 31, 2018. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the 70,000 acres not under lease at July 31, 2018. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired those trust funds are available to pay the lease cost per acre at predetermined amounts.

The Company is obligated to pay certain bonus lease payments related to certain of its lease properties.  The Company is required to pay $27,000 each year on the JT Walker lease on annually on August 7th.   The Company is also required to pay $200,000 every five years on August 7th for the JPMorgan lease. The most recent payment on this lease was made in July 2017. The next JPMorgan lease payment is due by August 7, 2022.  The Company is current in its lease payments under these leases.

At July 31, 2018, the Company has a 100% working interest in twenty-three (25) wells located on these leasehold premises. The Company has drilled 25 wells throughout the property, with twenty-three producing and two shut-in. The oil and gas property balances at July 31, 2018 and July 31, 2017, are set forth in the table below:

	July 31,2018	July 31,2017

Unproved properties not subject to amortization	$3,079,492	$2,049,593
Property costs subject to amortization	6,627,470	4,920,558
Asset retirement obligation, asset	194,615	128,886
Total cost of oil and gas properties	9,901,577	7,099,037
Less: Accumulated depletion	(1,399,096)	(1,179,955)
Oil and gas properties, net full cost method	$8,502,481	$5,919,082

During the year ended July 31, 2017, the Company sold an 11% working interest in four wells and a 60% working interest in three wells for a total of $656,596 in cash to Gulf South Energy Partners, a related entity controlled by Robert Bories, who served as Treasurer of the Company at the time.  The sale of working interests in seven wells resulted in a reduction in oil and gas properties of $656,596 for the year ended July 31, 2017.  No gain or loss was recognized since the sale did not significantly alter the relationship between capitalized costs and proved reserves.

Effective March 9, 2018, the Company transferred a 16.125% working interest in four wells and issued common stock purchase warrants to acquire the Company’s common stock valued at $77,961, see Note 14, in exchange for $200,000 in cash. Gain or loss was not recognized on this sale since the sale did not significantly alter the relationship between capitalized costs and proved reserves.

During the year ended July 31, 2018, the Company issued 3,617,556 shares of common stock for lease interests with total fair value of $1,736,429. The working interests below were acquired effective June 1, 2018 and resulted in the Company holding 100% of the working interest in the developed wells in Pecos County Section 91.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Owner Name	Number of	Fair	Working	Revenue	Net Revenue
	Shares	Value	Interest	Interest	Interest

Related Parties
TONY ALFORD, Chairman of the Board	246,668	$118,401	10.83%	8.13%	75%
PETRO-PRO, LTD.	246,668	$118,401	10.83%	8.13%	75%

Unrelated Parties	3,124,220	$1,499,627	87.38%	65.59%	75%

Totals	3,617,556	$1,736,429

NOTE 6 – OILFIELD SERVICE MATTERS, RELATED PARTY

Effective June 1, 2018 the Company ceased to be the record operator of properties in which it owns no working interest. The properties’ principal working interest owner is Petro Pro Ltd. (“Petro Pro”), an entity controlled by Jed Miesner, the Chairman of the Board of Directors at July 31, 2018. In connection with the transfer of operations to US Petro, LLC (an entity is controlled by related parties, Mr. Miesner and Mr. Afford, Chairman) the Company agreed to transfer $25,038 in cash to US Petro which was the amount of suspended revenue attributable to owners in the properties.

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

The Company completed the acquisition of Jilpetco on August 31, 2016 (Note 1 - Nature of Operations).

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

NOTE 8 – NOTES PAYABLE– RELATED PARTIES

Promissory notes, related parties

On January 3, 2011, the Company formalized a loan agreement for $1,940,000 with Jed Miesner, the Company’s CEO and Chairman at the time of the agreement and currently a director. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2018 and 2017, the current component of this loan was $172,660 and $248,704, respectively. The long-term amounts at July 31, 2018 and 2017 were $1,767,340 and $1,691,296, respectively.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2018 and 2017, the current component of this loan was $97,900 and $141,018, respectively. The long-term amounts at July 31, 2018 and 2017, were $1,002,100 and $958,982, respectively.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2018 and 2017, the current component of this loan was $41,170.

Terms of the notes, as amended, provide for adjustment to the interest rate beginning February 1, 2017 from 8% to a rate of 6% through February 1, 2019, and a rate of Prime plus 2% for the remaining years.

Principal maturities for the two loan agreements and the credit facility outstanding at July 31, 2018 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending July 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2019	$172,660	$97,900	$41,170	$311,730
2020	166,840	94,600	-	261,440
2021	161,020	91,300	-	252,320
2022	155,200	88,000	-	243,200
2023	149,380	84,700	-	234,080
Subsequent years	1,134,900	643,500	-	1,778,400
	$1,940,000	$1,100,000	$41,170	$3,081,170

At July 31, 2018, Mr. Miesner has waived any event of default on the delinquent payments of principal and interest due on the loans and credit facility.

As of July 31, 2018 and 2017, the accrued and unpaid interest on this related party convertible debt was $400,805 and $215,935, respectively. See Note 16 regarding payment of accrued interest amounts. Related party interest expense for the year ended July 31, 2018 and 2017, was $198,698 and $215,935, respectively.

At July 31, 2018, the balance of the convertible debt and accrued interest was convertible into membership shares of Amazing Energy, LLC, a wholly owned subsidiary of the Company at $.60 per share.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Note payable on acquisition, related party

As described in Note 7, in August 2016, the Company executed a note with Jed Meisner for $500,000 in consideration for the acquisition of Jilpetco. The note bore interest at 6% and had payments of principal and interest payments through maturity on December 25, 2017. On December 19, 2017, the Company made the final principal payment on the note.

Notes payable, related parties

On May 27, 2016, Jilpetco entered into several loan agreements totaling $180,000 with Tony Alford, Robert Bories, Robert Manning, Petro Pro Ltd., and Reese Pinney. Messrs. Alford and Manning were directors of the Company at the time of the agreements. Messrs. Bories and Pinney are officers of the Company. During the years ended July 31, 2018 and 2017, additional borrowings and participation fees of $25,000 and $225,000, respectively, were added to these notes payable. The notes and related interest payable were paid in full in December 15, 2017 and January 2, 2018.

NOTE 9 – NOTE PAYABLE

On July 21, 2017, the Company entered into a note payable agreement with an unrelated party. The principal amount of the note was $50,000. The note matured on January 21, 2018 and bore interest at a rate of 8% per annum and included a participation fee of $5,000 equal to 10% of the principal amounts of the loan. The loan was paid in full including interest and fees on January 21, 2018.

NOTE 10 – EQUIPMENT NOTE PAYABLE

On September 13, 2016, the Company entered into a retail installment sale contract and security agreement (the “equipment note”) for the purchase of equipment. The equipment note is collateralized by a tractor loader backhoe. The principal amount of the equipment note was $52,992, and it bears interest at 4.75% per annum. The equipment note requires 60 monthly installment payments of $994 through September 13, 2021. At July 31, 2018 and 2017, the balance of the note was $33,094 and $35,987, respectively. Principal payments for future years ending July 31, 2019, 2020, 2021, and 2022 are $10,247, $10,998, $11,535, and $314, respectively.

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

The information below reconciles the value of the asset retirement obligation for years ended July 31, 2018 and 2017 respectively:

	For the years ended July 31,
	2018	2017
Beginning balance	$183,397	$211,218
Asset retirement obligation incurred	65,729	-
Accretion expense	9,449	9,396
Revisions in estimates	-	(37,217)

Ending balance, July 31,2018	$258,575	$183,397

During the year ended July 31, 2018, the Company increased its working interest ownership in oil and gas leases for which it already had an interest (See Note 5). As a result, the Company increased its asset retirement obligation by $65,729 to reflect the increased ownership in these working interests.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

NOTE 12 - INCOME TAXES

The Company did not recognize a tax provision for the years ended July 31, 2018 and 2017.

The following is reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax benefit for the years ended July 31, 2018 and July 31, 2017 and deferred taxes as of July 31, 2018 and 2017:

	For the years ended July 31,
	2018	2017
Applicable statutory benefit at 26.5% in 2018 and 34% in 2017	$(1,766,977)	$(736,582)
Prior year change in estimate	112,187	(260,131)
Impact on the change in federal tax rate	1,471,136	-
Sale of subsidiary	-	57,800
Meals and entertainment and other	3,959	3,813
Change in valuation allowance	179,695	935,100
Net tax benefit	$-	$-

	2018	2017
Deferred Tax Assets:
Net operating loss carryforward	$2,539,482	$3,628,293
Stock based compensation	867,731	-
Depletion and depreciation	-	65,443
Total deferred tax assets	3,407,213	3,693,736

Deferred Tax Liabilities:
Intangible drilling and other costs for oil and gas properties	$(905,799)	$(1,466,531)
Depletion and depreciation	(33,824)	-
Other	(91,140)	(30,449)
Total deferred tax liabilities	(1,030,763)	(1,496,980)
Net deferred tax assets and liabilities	2,376,450	2,196,756
Less valuation allowance	2,376,450	2,196,756
Net deferred tax assets and liabilities	$-	$-

The Company had federal net operating loss carry forwards of approximately $12,100,000 at July 31, 2018. The federal net operating loss carry forwards will begin to expire in fiscal years ending July 31, 2034 through July 31, 2038. Net operating losses incurred prior to the change in control transaction in October 2014 (see Note 1) could be subject to limitation. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company did not incur any income tax benefit or provision for the year ended July 31, 2018 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $1.5 million during the year ended July 31, 2018, which consisted primarily of the remeasurement of federal deferred tax assets and liabilities from 34% to 21%.

Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Currently tax years from fiscal 2016 through 2018 remain open for examination by tax authorities. Net operating losses prior to 2015 could be adjusted during an examination of open years.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

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

No accrual has been made in the financial statements regarding these two matters.

The Company engages Mr. Darrell Carey to perform legal services. Mr. Carey is a director of the Company. Professional fees expensed for his services were $7,995 during the year ended July 31, 2018.

Lease commitments

The Company’s principal executive offices are in leased office space in Amarillo, Texas. The leased office space consists of approximately 3,700 square feet and is leased through February 28, 2019 at an annual cost of approximately $52,000.

Oil and gas lease commitments

Royalties: The Company is obligated to pay royalties to holders of oil and natural gas interests in its Texas operations.

Working Interest Holders: The Company is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses.  The amounts are based on monthly oil and gas sales and are charged monthly net of oil and gas revenue and recognized as “Due to working interest owners” on the Company’s consolidated balance sheet.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Preferred stock

The Company is authorized to issue 10,000,000 shares of its preferred stock with a no par value per share.

Series A convertible preferred stock:

The Company has 9,000 shares of Series A preferred stock outstanding at July 31, 2018. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

●
Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $900,000 computed as of July 31, 2018, shall be paid prior to liquidation payments to holders of the Company securities junior to the Series A preferred stock.

●
Dividends: Holders of the Series A preferred stock are not entitled to receive a dividend.

●
Voting: Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote.

●
Non-transferrable: The shares of Series A preferred stock are not transferrable except under a plan for wealth transfer and estate planning or upon conversion or redemption as set forth below.

●
Conversion: On July 31, 2021, any shares of the Series A preferred stock outstanding will be convertible, at the discretion of the shareholder, for a period of three years, into common stock purchase warrants of the Company with an exercise price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series A preferred stock outstanding.

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at July 31, 2018. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

●
Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $5,000,000 computed as of July 31, 2018, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B preferred stock. Holders of the Company’s Series A preferred stock shall be paid in advance of holders of the Series B preferred stock on the occurrence of a liquidation event.

●
Dividends: Holders of the Series B preferred stock are not entitled to receive a dividend.

●
Voting: The Series B preferred stock has no voting rights other than to be voted when required by the laws of the State of Nevada.

●
Non-transferrable: The shares of Series B preferred stock are not transferrable except under a plan for wealth transfer and estate planning or upon conversion or redemption as set forth below.

●
Conversion: On July 31, 2021, any shares of the Series B preferred stock outstanding will be convertible, at the discretion of the shareholder, for a period of three years, into common stock purchase warrants of the Company with an exercise price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series B preferred stock outstanding.

Redemption of preferred stock

In connection with the issuance of the Series A and Series B Preferred Stock as discussed above, for each new oil and gas well drilled by the Company with funds raised or delivered due to the efforts of the former GSSI officers, who for a period of time served as Company officers, the Company was to pay Jed Miesner $10,000 in exchange for 100 shares of Series A Preferred Stock and Robert Bories $10,000 in exchange for 100 shares of Series B Preferred Stock.  For the year ended July 31, 2017, there was no redemption or accrual made under this provision. During the year ended July 31, 2018, the Company acquired all of the working interests to which these provisions were attached effectively terminating the Company’s obligation to redeem the preferred shares.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Common Stock:

During the years ended July 31, 2018 and 2017, the Company issued 12,920,010 and 6,249,959 shares of common stock, respectively, for cash of $3,230,000 and $1,636,212.

During the years ended July 31, 2018 and 2017, the Company issued 856,628 and 31,625 shares of common stock with total fair values of $535,200 and $12,375, respectively, as compensation for professional services.

During the years ended July 31, 2018 and 2017, the Company issued 3,617,556 and -0- shares of common stock for oil and gas property working interests with total fair values of $1,736,429 and $-0-, respectively.

On May 27, 2017, the related party noteholders of notes payable agreed to extend the maturity date of the notes to December 31, 2017. As consideration for the change in terms, the Company issued to the noteholders an aggregate 460,000 shares of the Company’s common stock with a fair value of $105,800 which was recognized as a financing fee associated with debt modification in the year ended July 31, 2017.

Warrants:

At July 31, 2017, the Company had 2,674,576 warrants outstanding that had an exercise price of $0.60 and an expiration date of July 31, 2019. During the year ended July 31, 2018, the Company issued 3,469,391 warrants to purchase common stock with total fair value of $1,038,587 as compensation for services. In addition, the Company issued 136,666 for oil and gas working interests with total fair value of $77,961. The weighted average fair value of warrants and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

Weighted average fair value	$0.30	-	$0.59
Stock price	0.32	-	0.69
Exercise price	0.37	-	1.00
Expected term (in years)	3	-	5
Risk-free rate	2.33%	-	2.85%
Volatility	166.4%	-	177.65%

The Company’s outstanding warrants at July 31, 2018 are as follows:

Expiration Date - Year ending July 31,	Number of Warrants	Exercise Price

2019	2,674,576	$ 0.60
2020	1,200,000	$0.50
2021	1,858,332	$0.40 to $1.00
2022	305,000	$0.40 to $0.60
2023	242,725	$0.34 to $0.74
	6,280,633

No warrants exercised during the year ended July 31, 2018.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Stock Options:

In February 2017, the Board of Directors adopted and approved the 2017 Stock Option Plan (the “2017 Plan”). Pursuant to the 2017 Plan terms, if the 2017 Plan was not approved by a majority of the shareholders of the Company within twelve months of the adoption of the 2017 Plan, the 2017 Plan would become void. The 2017 Plan was never approved by a majority vote of the shareholders of the Company and therefore is now void. No options were ever issued pursuant to the 2017 Plan.

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”). The Listing Options will vest and be immediately exercisable on the date the Company's stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers. The Listing Options shall have an exercise price equal to the closing price on the date such trading commences. As of July 31, 2018, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

On August 11, 2017, the Board of Directors authorized the grant of 11,750,000 options to purchase shares of common stock of the Company to certain officers. The options have an exercise price of $0.40 and expire five years from the date of grant. 2,937,500 of the options vested immediately on the grant date and the remainder vest 25% annually upon each anniversary of the grant date. For the year ended July 31, 2018, the Company recognized stock based compensation of $1,436,575 for the vested options and the ratable recognition of unvested options as stock-based compensation. Unrecognized compensation related to the option grant is $1,436,575 as of July 31, 2018, to be recognized over the remaining vesting term of the options.

On August 11, 2017, the Board of Directors authorized the grant of 10,000,000 options to purchase shares of common stock of the Company to its Chief Executive Officer. The options have an exercise price of $0.40 per share and expire five years from the date of grant. 2,000,000 options vested on the date of grant. The fair value of the grant was $489,047 which was recognized as stock-based compensation at the date of grant. The remaining 8,000,000 options contained market and performance conditions, of which 4,000,000 options are to vest based on market conditions being met and 4,000,000 options will vest upon achievement of certain performance objectives. Management has assessed the likelihood of market conditions and the probability of performance conditions being realized and recognize a fair value of $647,987 for the year ending July 31, 2018.

On September 26, 2017, the Board of Directors also authorized the grant of 500,000 options to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant.  These options have an exercise price of $0.40 and expire on September 26, 2021. The fair value of the grant was $137,056 which the Company recognized as stock-based compensation for the year ended July 31, 2018.

The following is a summary of the Company's options for the year ended July 31, 2018. No options were granted in prior years:

	Options	Exercise Price	Weighted Average Remaining Term in Years
Outstanding at the beginning of the year	-	-
Issued	28,085,000	$0.40
Exercised	-	-
Expired	-	-
Outstanding at the end of the year	28,085,000	$0.40	4.01
Outstanding at the end of the year, vested	5,437,500	$0.40	3.95

At July 31, 2018, the Company had reserved 34,365,633 common shares for future exercise of warrants and options. At July 31, 2018, the vested options had an intrinsic value of approximately $462,000.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

Options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the options were as follows:

Weighted average fair value	$0.245	-	$0.285
Stock price	$0.26	-	$0.30
Exercise price	$0.40
Expected term (in years)	4	-	5
Risk-free rate	1.57%	-	1.74%
Volatility	175.1	-	200.6%

NOTE 15 – 2017 GAIN FROM SALES OF LEASEHOLD AND MINERAL RIGHTS

Kisa Gold Mining, Inc (an inactive subsidiary of the Company at July 31, 2018) granted Afranex Gold Limited (“Afranex”) an option to purchase all of the outstanding common stock of Kisa or purchase all of Kisa’s right, title and interest in certain mining permits and associated assets of Kisa. The option period was to originally end on December 31, 2016 or such later date which was to be agreed upon by both parties.

On January 3, 2017, Afranex paid a $50,000 non-refundable option fee to the Company, as consideration for extending the option period to March 31, 2017. Afranex agreed to pay the Company a total of $120,000 to exercise the option and acquire either the stock or the claims. On March 29, 2017, Afranex exercised the option by paying the Company $120,000 in cash and taking transfer of all of Kisa’s right, title and interest in and to the claims. For the year ended July 31,2017, the Company recognized a gain on sales of mineral rights of $170,000 because the carrying value of the mineral interest was zero.

NOTE 16– SUBSEQUENT EVENTS

Modification of Rights of Security Holders

Effective September 10, 2018 the sole holder of Series A Preferred Stock of the Company has agreed to material modifications of the rights associated with the Series A Preferred. Jed Miesner is the holder of 9,000 shares of Series A Preferred that possess the right to vote on any matters to which common stock holders of the Company are entitled to vote. The 9,000 shares of Series A Preferred possess the voting power equivalent to 90,000,000 shares of the Company’s common stock. Mr. Miesner has agreed, until’ January 1, 2019 to not vote the Series A Preferred shares on any matter not related to a change of control of the Company or its assets. As part of this agreement, the Company has agreed to pay accrued interest on promissory notes payable due to Mr. Meisner and related parties associated with him (see Note 8). Payments will be $309,130 on or before December 31, 2018 and $169,168 on or before February 28, 2019.

Completion of Acquisition or Disposition of Assets.

On October 17, 2018 the Company completed the acquisition of certain oil and gas leases from Wyatt Petroleum, LLC and Wyatt Permian, LLC (together “Wyatt”). Pursuant to the Purchase and Sale Agreement, the Company acquired the leases for a cash payment of $500,000. Additionally, as a result of the acquisition of the leases, the Company obtained the deep rights to 21,000 mostly contiguous acres in the Permian Basin in Pecos County, Texas.

NOTE 17 – SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

Costs Incurred – Costs incurred in oil and gas property acquisition, exploration and development activities, whether expensed or capitalized, are reflected in the table below for the years ended July 31, 2018 and 2017.

	2018	2017
Development costs	$2,936,812	$370,090
Total costs incurred	$2,936,812	$370,090

Capitalized Costs – The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization (“DD&A”), including any accumulated valuation allowances, are reflected in the table below for the years ended July 31, 2018 and July 31, 2017.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

	July 31,2018	July 31,2017

Unproved properties not subject to amortization	$3,079,492	$2,049,593
Property costs subject to amortization	6,627,470	4,920,558
Asset retirement obligation, asset	194,615	128,886
Total cost of oil and gas properties	9,901,577	7,099,037
Less: Accumulated depletion	(1,399,096)	(1,179,955)
Oil and gas properties, net full cost method	$8,502,481	$5,919,082

Proved Oil and Gas Reserve – Proved oil and gas reserves were estimated by independent petroleum engineers. The reserves were based on the following assumptions:

●
Future revenues were based on an un-weighted 12-month average of the first-day-of-the-month price held constant throughout the life of the properties.
●
Production and development costs were computed using year-end costs assuming no change in present economic conditions.
●
Future net cash flows were discounted at an annual rate of 10%.

Reserve estimates are inherently imprecise, and these estimates are expected to change as future information becomes available.

Basis of Presentation – The proved oil and gas reserve quantities for fiscal 2018 and 2017 are based on estimates prepared by Mire & Associates, Inc., Petroleum Engineering Consultants. There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties which are undeveloped or have a limited production history, such as our properties. The following reserve data represents estimates only and actual reserves may vary substantially from these estimates. All of our proved reserves were in United States as of July 31, 2018 and 2017. Our net quantities of proved developed and undeveloped reserves of crude oil and gas and changes therein are reflected in the table below.

As of July 31, 2018, we had twenty-three wells drilled with twenty-one producing and two wells shut-in awaiting workovers.

The proved reserves as of July 31, 2018 represent the reserves that were estimated to be recovered from twenty-five current wells. There are also seven wells planned for future drilling. All direct offset well locations in this report are proved undeveloped and are based on 10-acre drainage patterns unless current developed completions are estimated to drain an area larger than their volumetric assignment. In this case, the reserves of certain offset locations have been reduced. All locations have a scheduled Queen and/or Grayburg reservoir completion and each of these reservoir completions includes the cost of drilling a single wellbore. All reserves included in this report were estimated using either historical performance or volumetric methods.

Estimated Quantities of Net Proved Oil and Natural Gas Reserves – Estimated quantities of net proved oil and natural gas reserves are reflected in the table below for the years ended July 31, 2018 and 2017.

	2018		2017
	Oil (1)	Natural Gas (1)	Oil (1)	Natural Gas (1)
RESERVES:
Beginning of year	305,440	1,143,170	436,980	1,849,260
Revisions of previous estimates	(12,821)	(461,404)	(111,458)	(638,992)
Sales of reserves	-	-	(36,556)	(119,157)
Acquisition of reserves	2,402	4,982	-	-
Extensions, discoveries and other additions	-	-	22,040	89,580
Production	(5,761)	(32,498)	(5,566)	(37,521)
End of year	289,260	654,250	305,440	1,143,170

(1) Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.
The downward revision of previous gas reserves estimates was primarily due to reassessment of reservoir mapping based on additional log analysis from drilling.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

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
●
future costs and sales prices will probably differ from those required to be used in these calculations;
●
actual production rates for future periods may vary significantly from the rates assumed in the calculations;
●
a 10% discount rate may not be reasonable relative to risk inherent in realizing future net oil and gas revenues; and
●
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

Basis of Presentation – The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management’s best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. The sales prices used in the calculation the SEC prices of crude oil and natural gas, which as of July 31, 2018 and 2017 were $61.55 and $48.71 per barrel and $2.91 and $3.01 per million cubic foot of gas, respectively. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. This information is not intended to represent a forecast or fair market value of the Company’s oil and gas assets, but does present a standardized disclosure of discounted future net cash flows that would result under the assumptions used.

Standardized Measure of Discounted Future Net Cash Flows – The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for years ended July 31, 2018 and 2017 are as follows:

Future cash inflows	$17,011,660	$16,391,090
Future production costs	(5,837,010)	(4,979,820)
Future development costs	(2,397,960)	(1,688,400)
Future income tax expense	(28,295)	(3,403,010)
Future net cash flows	8,748,395	6,319,860
10% annual discount for estimated
timing of cash flows	(2,115,426)	(1,853,862)
Standardized measure of discounted future
net cash flows related to proved reserves	$6,632,969	$4,465,998

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2018

The following table presents a reconciliation of changes in the standardized measure of discounted future net cash flows:

	2018	2017
Standardized Measure, beginning of year	$4,465,998	$4,628,877
Sales of oil produced, net of production costs	(41,648)	22,999
Net changes in prices, development and production costs	1,906,668	3,802,489
Change in estimated future development costs	(960,920)	98,145
Extensions, discoveries and improved recovery, less related costs	-	616,979
Development costs incurred and changes during the period	552,135	370,090
Revisions of previous quantity estimates	(1,917,137)	(3,752,407)
Accretion of discount	491,923	792,334
Net changes in production rates and other	1,192,528	(3,216,146)
Purchase of reserves	69,060	-
Sales of reserves	-	(941,505)
Net changes in income taxes	874,362	2,044,143
Standardized Measure, end of year	$6,632,969	$4,465,998

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended July 31, 2018 and 2016 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended July 31, 2018 and 2017, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K

ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were not effective as of July 31, 2018, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed our internal control over financial reporting as of July 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management identified significant deficiencies related to (i) accounting for complex transactions, (ii) the absence of an effective audit or oversight committee within the company’s control environment, and (iii) a lack of segregation of duties within accounting and key financial decision-making functions. Management believes that these deficiencies amount to a material weakness. Therefore, our internal controls over financial reporting were ineffective as of July 31, 2018.

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

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 31,2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position

Willard McAndrew	62	Chief Executive Officer, Director
Jed Miesner	58	Director
Bob Manning	68	Director
Tony Alford	57	Director (Chairman)
Darrell Carey	62	Director
Edward Devereaux	76	Director
Rolf Berg	62	Director
Kurt Koeppler	70	Director
Marty Dobbins	63	Chief Financial Officer

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

Jed Miesner, Director - Jed Miesner served as the Chairman of the Board of Directors from May 14, 2015 until September 10, 2018. Mr. Miesner was our principal executive officer and president from May 14, 2015 to April 29, 2016. Mr. Miesner began his career in the oil and gas industry on a drilling rig in the Texas Panhandle in 1978. In 1982, he became involved with production where he helped install CO2 flood operations. Mr. Miesner later joined Exxon USA and remained with the company for 13 years. Drawing on his experience at Exxon, Mr. Miesner formed his own oil and gas company, L&R Energy Corporation, in 1994, and was involved in drilling projects throughout Texas and Oklahoma. In 2002, Mr. Miesner founded Jilpetco, Inc., an oil and gas operating company, as well as Petro Pro, Ltd., which is currently involved in multiple purchase and sale transactions throughout Texas, Oklahoma, Wyoming and Louisiana. Building upon his successes at Jilpetco, Inc., Mr. Miesner founded Amazing Energy, LLC in 2008 and formed Amazing Energy, Inc. in 2010 to potentially serve as the vehicle to take the company public.

Tony Alford, Director (Chairman) - Tony Alford has been a Director of the Company since May 14, 2015 and Chairman of the Board of Directors since September 10, 2018. Mr. Alford has over thirty years of executive leadership and is the Founder and President of PBA Consultants, Inc., since April 1996, a consulting firm specializing in tax savings and cost reduction services, for many of the fortune 500 companies across the USA. Mr. Alford is also the Founder and CEO of Alford Investments, since 1993, a company which makes investments in real estate investment properties and natural resource companies. Mr. Alford attended Elon College in North Carolina and Liberty University, in Virginia where he studied business management and marketing.  In 2009-2010 Mr. Alford was appointed as a director of Revett Minerals Company and was part of the Revett team that rang the bell on the NYSE Amex listing on Wall Street.  He currently serves as a local board member for Wells Fargo Bank of NC, and several other nonprofit organizational boards.   He and his wife Chris founded their own foundation to support orphan care and mission work across the world.

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

Kurt Koeppler, Director -- Kurt Koeppler has been a Director of the Company since September 17, 2018. Mr. Koeppler graduated from the University of Wisconsin-Oshkosh in 1975 with a Bachelor of Arts in Political Science. Mr. Koeppler has an extensive background in operations and management, primarily in the real estate industry. From 1978-2013 Mr. Koeppler worked for DB Curtiss Ltd. building and selling apartment buildings, condominium units and single-family homes. From 1985 to the present Mr. Koeppler has been a partner in Bayshore Development I and II and from 1995-present he has been President of Koeppler Management; both are real estate management companies. From 2006-17 Mr. Koeppler was the majority stockholder in and Chairman of the Board for Power Grid Solutions, which was sold to AZZ Manufacturing in 2017. Mr. Koeppler has a long history of community involvement in the Oshkosh, Wisconsin area including, serving on the board of Boys and Girls Club of Oshkosh from 1998-present and in 2018 he was awarded the Partners in Philanthropy Award by the Oshkosh Area Community Foundation.

Marty Dobbins, Chief Financial Officer-- Marty Dobbins was appointed as the Chief Financial Officer (“CFO”) of Amazing Energy Oil & Gas, Co. (“Amazing Energy” or the “Company”). Mr. Dobbins brings more than 40 years of corporate and financial management across a variety of industries, with a focus on guiding companies expanding into new markets. From January 2014 to the present he has been President and CEO of InFocus Capital Advisors, LLC, a company that provides investment banking services to businesses wishing to acquire, sell, or merge businesses. From August, 2007 to December, 2013 Mr. Dobbins was CEO and President of Franskill, a consulting firm that assisted companies with global expansion and exit strategies; advising them on complex financial structures and models. From August, 2007 to December, 2014 Mr. Dobbins was Chief Global Investment Analyst with Motorskill Venture Group, LLC. Prior to his engagement with Motorskill, Mr. Dobbins served in various financial and management executive roles at Guardian Fire Protection Co., Inc., Café Adobe Restaurants, and K & W Resources, Inc. He began his career in the audit department of Arthur Young & Co., and then owned his own CPA firm for 25 years. Mr. Dobbins received a BB.A. in Accounting, Magna Cum Laude, from Sam Houston State University.

Audit Committee

As of July 31, 2018, the entire board of directors comprised the audit committee with Tony Alford serving as the Audit Committee Chairman. The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics. During the last fiscal year, our audit committee met once. Tony Alford, Darrell Carey, Bob Manning, Rolf Berg and Ed Devereaux are independent members on our audit committee.

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

Family Relationships

For the year ended July 31, 2018, the only family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer that existed was between Jed Miesner who serves as President and Chairman of the Board of Directors and Stephen Salgado who serves as Secretary and Chief Financial Officer. Jed Miesner is Mr. Salgado’s father-in-law. Prior to Mr. Salgado’s resignation Mr. Miesner and Mr. Salgado have worked with each other for 13 years.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended July 31, 2018, that certain Directors and Officers failed to timely file a Form 3 and 4 by July 31, 2018 and that certain Directors and Officers also failed to timely file Form 5 by September 14, 2018.

Code of Ethics

We have adopted a Code of Conduct and Ethics for our Directors, Officers and employees. A copy of our Code of Conduct and Ethics can be obtained at no cost, by telephone at 972-233-1244, or by mail at: 5700 W Plano Pkwy – Ste 3600, Plano, TX 75093. We believe our Code of Conduct and Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.
EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth compensation paid to our executive officers:

Summary Compensation Table
For the Fiscal Years Ended July 31, 2018, 2017, and 2016

Name and Principal Position	Fiscal Year		Stock	Option
	Ending	Salary	Awards	Awards	Total
		($)	($)	($)	($)

Willard McAndrew
CEO and Director	7/31/2018	395,176	-	1,259,295	1,654,471

Jed Miesner
Director and Acquisitions Manager	7/31/2018	354,835	-	638,719	993,554
Former Principal Executive Officer and President	7/31/2017	8,600	-	-	8,600
(resigned 8/29/2018)	7/31/2016	-	-	-	-

Stephen Salgado
Former Secretary and Chief Financial Officer	7/31/2018	139,251	-	213,958	353,209
7/31/2017		115,350	-	-	115,350
7/31/2016		103,875	-	-	103,875

Dan N. Denton
Former Principal Financial Officer and Principal Accounting Officer	7/31/2018	-	-	-	-
(resigned January 24, 2017)	7/31/2017	45,000	-	-	45,000

Matthew J. Colbert
Former Principal Financial Officer, Secretary, and Treasurer	7/31/2018	-	-	-	-
(resigned 4/20/2016)	7/31/2017	-	-	-	-
7/31/2016		26,750	-	-	26,750

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

On August 11, 2017, Jed Miesner entered into a similar agreement with us. At various times in the past Mr. Miesner has served as our President, Chief Executive Officer and Chairman of the Board of Directors. As of September 10, 2018 Mr. Miesner transitioned from being our President and Chairman of the Board of Directors to being our Manager of Acquisitions. Under our agreement with Mr. Miesner, Mr. Miesner was owed a signing bonus of $100,000, is entitled to an annual salary of $250,000 plus a discretionary bonus to be determined by the board of directors, plus the options to acquire up to 5,000,000 shares of our common stock pursuant to one (1) stock option grant for a total of 5,000,000 shares of our common stock.

On August 11, 2017, Stephen Salgado entered into a similar agreement with us, wherein Mr. Salgado to serve as our Chief Financial Officer. Under our agreement with Mr. Salgado, Mr. Salgado was to be paid a signing bonus of $33,000, an annual salary of $125,000 plus a discretionary bonus to be determined by the board of directors, plus the options to acquire up to 1,750,000 shares of our common stock pursuant to one (1) stock option grant for a total of 1,750,000 shares of our common stock. Mr. Salgado resigned as our CFO effective August 7, 2018.

Director Compensation

The following table reflects compensation paid to directors during the fiscal year ended July 31, 2018.

Name	Fees Earned or	Stock Option	All Other
	Paid in Cash	Awards	Compensation	Total
	($)	($)	($)	($)

Tony Alford	-	54,822	-	54,822
Robert Manning	-	61,675	-	61,675
Darrell Carey	-	41,116	-	41,116
Jed Miesner	-	-	-	-
Rolf Berg	-	20,558	-	20,558
Edward Devereaux	-	20,558	-	20,558
Kurt Koeppler	-	-	-	-

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 31, 2018, regarding the ownership of our Common Stock by:

●
Each person who is known by us to own more than 5% of our shares of common stock;
●
Each of our named executive officers and directors; and
●
All of our executive officers and directors as a group.

The number of shares beneficially owned, and the percentage of shares beneficially owned, are based on 75,076,010 shares of common stock outstanding as of January 30, 2018.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following January 30, 2018, subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Total number of shares beneficially owned		Pct of Class
Jed Miesner (1) Amarillo, TX Director	107,483,015	(1)(2)(3) (4)	60.9%	(5)
Tony Alford (13) Amarillo, TX Director and Chairman	1,687,393		2.0%	(6)
Bob Manning (14) Amarillo, TX Director	646,568		0.8%	(7)
Darrell Carey Amarillo, TX Director	207,604		0.2%	(8)
Willard McAndrew Amarillo, TX Principal Executive Officer and Director	7,000,000		7.7%	(9)
Rolf Berg Menomonee Falls, WI Director	1,261,540		1.5%	(10)
Kurt Koeppler Menomonee Falls, WI Director	1,600,000		1.9%	(11)
Edward Devereaux Corinth, TX Director	185,000		0.2%	(12)

All Directors and Executive Officers as a Group	120,096,120		65.1%

Other entities that control over 5% of common stock	Total number of shares beneficially owned	Pct of Class
The National Christian Charitable Foundation	15,053,617	17.9%

TOTAL

(1)
The nature of Jed Miesner's indirect beneficial ownership is due to Mr. Meisner being the natural person with voting and dispositive control over Petro Pro Ltd and JLM Strategic Investments LP. Mr. Miesner also has indirect beneficial ownership in Cornerstone Fidelity Capital, LLC.

(2)	Includes 359,448 common shares held directly by Jed Miesner (Direct ownership)

(3)	Includes 14,523,567 common shares held indirectly by Jed Miesner (Indirect ownership) Petro Pro = 376,688; JLM Strategic = 13,694,168; Cornerstone Fidelity Capital = 452,731

(4)	Direct beneficial ownership = 359,448 common shares + 2,600,000 exercisable stock options + 90,000,000 convertible preferred stock = 92,959,448
Indirect beneficial ownership = 14,473,567 common shares
Total beneficial ownership = 92,959,448 Direct + 14,473,567 Indirect = 107,433,015

(5)
Miesner: Shares Beneficially owned (Common shares owned + Stock options + Common stock equivalent-preferred stock) divided by (Current common shares outstanding common shares owned + Stock options + Common stock equivalent-preferred stock) = (14,883,015 common shares + +2,600,000 exercisable common stock options +90,000,000 common stock equivalents-preferred stock) divided by (83,975,232 +2,600,000+90,000,000) = (107,884,015/176,575,232) = 60.9%

(6)
Alford: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding +Common share purchase warrants) = (1,487,393 common shares+200,000 common share purchase warrants) divided by (83,975,232 shares currently outstanding+200,000 share purchase warrants) = (1,687,393/84,175,232) = 2.0%

(7)
Manning: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (421,568 common shares + 225,000 common share purchase warrants) divided by (83,975,232 shares currently outstanding+225,000 share purchase warrants) = (646,568/84,200,232) = 0.8%

(8)
Carey: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (57,604 common shares + 150,000 common share purchase warrants) divided by (83,975,232 shares currently outstanding+150,000 share purchase warrants) = (207,604/84,124,232) = 0.2%

(9)
McAndrew: Shares Beneficially owned consisting of (Common shares owned + Common stock options) divided by (Current common shares outstanding + Common stock options) = (0 common shares + 7,000,000 exercisable common stock options) divided by (83,975,232 shares currently outstanding +7,000,000 exercisable common stock options) = (7,000,000/90,975,232) =7.7%

(10)
Berg: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (1,011,540 common shares + 250,000 common stock warrants) divided by (83,975,232 shares currently outstanding +250,000 common stock purchase warrants) = (1,261,540/84,225,232) =1.5%

(11)
Koeppler: Shares Beneficially owned consisting of (Common shares owned) divided by (Current common shares outstanding) = (1,600,000 common shares) divided by (83,975,232 shares currently outstanding) = (1,600,000/83,975,232) = 1.9%

(12)
Devereaux: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (110,000 common shares + 75,000 common stock warrants) divided by (83,975,232 shares currently outstanding +75,000 common stock purchase warrants) = (185,000/84,050,232) =0.2%

(13)	Jointly owned with his wife, Christine Alford

(14)	Jointly owned with Happy State Bank Custodian of IRA fbo Bob Manning

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

In February 2017, the Board of Directors adopted and approved the 2017 Stock Option Plan (the “2017 Plan”). Pursuant to the 2017 Plan terms, if the 2017 Plan was not approved by a majority of the shareholders of the Company within twelve months of the adoption of the 2017 Plan, the 2017 Plan would become void. The 2017 Plan was never approved by a majority vote of the shareholders of the Company and therefore is now void. No options were ever issued pursuant to the 2017 Plan.

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”). The Listing Options will vest and be immediately exercisable on the date the Company's stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers. The Listing Options shall have an exercise price equal to the closing price on the date such trading commences. As of July 31, 2018, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

On August 11, 2017, the Board of Directors authorized the grant of 11,750,000 options to purchase shares of common stock of the Company to certain officers. The options have an exercise price of $0.40 and expire five years from the date of grant. 2,937,500 of the options vested immediately on the grant date and the remainder vest 25% annually upon each anniversary of the grant date.

On August 11, 2017, the Board of Directors authorized the grant of 10,000,000 options to purchase shares of common stock of the Company to its Chief Executive Officer. The options have an exercise price of $0.40 per share and expire five years from the date of grant. 2,000,000 options vested on the date of grant. The fair value of the grant was $489,047 which was recognized as stock-based compensation at the date of grant. The remaining 8,000,000 options contained market and performance conditions, of which 4,000,000 options are to vest based on market conditions being met and 4,000,000 options will vest upon achievement of certain performance objectives. Management has assessed the likelihood of market conditions and the probability of performance conditions being realized and recognize a fair value of $647,987 for the year ending July 31, 2018.

On September 26, 2017, the Board of Directors also authorized the grant of 500,000 options to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant.  These options have an exercise price of $0.40 and expire on September 26, 2021. The fair value of the grant was $137,056 which the Company recognized as stock-based compensation– for the year ended July 31, 2018.

Equity Compensation Plan

Plan category	Number of securities	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding options,	available for future issuance
	outstanding options,	warrants and rights	under equity compensation
	warrants and rights		plans (excluding securities
			reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

In February 2017, the Board of Directors adopted and approved the 2017 Stock Option Plan as it relates to 10,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”), to be offered and sold to accounts of eligible persons of the Company under the Plan. The 2017 Plan, by its terms, required the approval of a majority vote of the shareholders within 12 months of the adoption of the 2017 Plan. The 2017 Plan was not approved by a majority vote of the shareholders of the Company and therefore is now void. No options were issued pursuant to the 2017 Plan.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal years ended July 31, 2018 and 2017, and through the date of this report, the following related party transactions occurred:

The Company has a continuous field operating agreement with Jilpetco, Inc. (currently a 100% owned subsidiary) which was formerly owned by Jed Miesner, the CEO, President, and Chairman of the Board of Directors of Amazing Energy Oil and Gas, Co. During a given year, there are amounts collected from the sale of oil and gas by Jilpetco, Inc. These amounts are then remitted to working interest holders, of which the Company is the primary recipient of these funds. All intercompany balances are eliminated in consolidated financial statements.

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company’s CEO, President and Chairman of the Board of Directors for $1,940,000. These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2018 and 2017 the short-term components of this loan were $172,660 and $248,704 respectively. The long-term amounts at July 31, 2018 and 2017 were $1,767,340 and $1,691,296 respectively.

Amazing Energy, LLC. (a wholly owned subsidiary of the Company) entered a $2,000,000 line of credit facility on December 30, 2010, with JLM Strategic Investments an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2018 and 2017 the short-term components of this loan were $41,170 and $41,170 respectively. The long-term amounts at July 31, 2018 and 2015 were $Nil and $Nil respectively. There was a reduction in this debt of $287,303 on July 31, 2017 by the issuance of the Series A Preferred Stock.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000. These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2018 and 2017 the short-term components of this loan were $97,900 and $141,018 respectively. The long-term amounts at July 31, 2018 and 2017 were $1,002,100 and $958,985 respectively.

Terms of the notes, as amended, provide for adjustment to the interest rate beginning February 1, 2017 from 8% to a rate of 6% through February 1, 2019, and a rate of Prime plus 2% for the remaining years. The notes also included a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Amazing Energy, Inc. (“AEI”) at $0.60 per share at the option of related party note holders.

As of July 31, 2018 and 2017, the accrued and unpaid interest due to related parties was $400,805 and $215,935, respectively. Related party interest expense for the years ended July 30, 2018 and 2017 was $198,698 and $215,935 respectively.

Effective July 31, 2017, the Company authorized the issuance of 9,000 shares of Preferred Series A stock with par value of $0.01 per share. The issue price is at $100 per share. These shares were issued to Jed Miesner, the company controlling shareholder, in exchange for cancellation of related party interest payable in the amount of $612,697 and debt payable to JLM Strategic Investments, LP in the amount of $287,303.

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

The director notes and related interest payable were paid in full in December 15, 2017 and January 2, 2018.

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

During the year ended July 31, 2017, the Company sold an 11% working interest in four wells and a 60% working interest in three wells for a total of $656,596 in cash to Gulf South Energy Partners, a related entity controlled by Robert Bories, who served as Treasurer of the Company at the time.  The sale of working interests in seven wells resulted in a reduction in oil and gas properties of $656,596 for the year ended July 31, 2017.

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

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company retained DeCoria, Maichel & Teague, P.S. as the independent public accounting firm for the fiscal year ended July 31, 2018 and July 31, 2017. During the fiscal year ended July 31, 2018 and July 31, 2017, DeCoria, Maichel & Teague, P.S. were paid $65,073 and $64,435, respectively for audit and review services.

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

AMAZING ENERGY OIL AND GAS, CO.

October 29, 2018	By:	/s/ WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

October 29, 2018	By:	/s/ MARTY DOBBINS
Marty Dobbins
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JED MIESNER	Director	October 29, 2018
Jed Miesner

/s/ BOB MANNING	Director	October 29, 2018
Bob Manning

/s/ TONY ALFORD	Director	October 29, 2018
Tony Alford

/s/ DARRELL CAREY	Director	October 29, 2018
Darrell Carey

/s/ EDWARD DEVEREAUX	Director	October 29, 2018
Edward Devereaux

/s/ ROLF BERG	Director	October 29, 2018
Rolf Berg

/s/ WILLARD MCANDREW III	Director	October 29, 2018
Willard McAndrew III

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.	10-K	11/14/16	3.16
3.17	Bylaws of Gulf South Securities, Inc.	10-K	11/14/16	3.17
3.18	Articles of Incorporation – Jilpetco, Inc.	10-K	11/14/16	3.18
3.19	Bylaws of Jilpetco, Inc.	10-K	11/14/16	3.19
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8

10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/14/16	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X