Form 10-K/A
period 2018-07-31
Amazing Energy Oil & Gas, Co.
filed 2018-11-21
CIK 1375618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This 10-K/A, for the period ending July 31, 2018, is being filed solely to correct the Beneficial Ownership Table and related footnotes which are contained in Item 12 hereof.

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

The number of shares beneficially owned, and the percentage of shares beneficially owned, are based on 75,076,010 shares of common stock outstanding as of July 31, 2018.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following July 31, 2018, subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Total number of shares beneficially owned		Pct of Class
Jed Miesner (1) Amarillo, TX Director	107,483,015	(1)(2)(3) (4)	60.9%	(5)
Tony Alford (13) Amarillo, TX Director and Chairman	1,687,393		2.0%	(6)
Bob Manning (14) Amarillo, TX Director	646,568		0.8%	(7)
Darrell Carey Amarillo, TX Director	207,604		0.2%	(8)
Willard McAndrew Amarillo, TX Principal Executive Officer and Director	7,000,000		7.7%	(9)
Rolf Berg Menomonee Falls, WI Director	4,372,138		5.2%	(10)
Kurt Koeppler Menomonee Falls, WI Director	2,797,920		3.3%	(11)
Edward Devereaux Corinth, TX Director	185,000		0.2%	(12)

All Directors and Executive Officers as a Group	124,379,638		67.4%	(13)

Other entities that control over 5% of common stock	Total number of shares beneficially owned	Pct of Class
The National Christian Charitable Foundation	15,053,617	17.9%

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

(5)
Miesner: Shares Beneficially owned (Common shares owned + Stock options + Common stock equivalent-preferred stock) divided by (Current common shares outstanding common shares owned + Stock options + Common stock equivalent-preferred stock) = (14,883,015 common shares + +2,600,000 exercisable common stock options +90,000,000 common stock equivalents-preferred stock) divided by (83,975,232 +2,600,000+90,000,000) = (107,884,015/176,575,232) = 60.9%

(6)
Alford: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding +Common share purchase warrants) = (1,487,393 common shares+200,000 common share purchase warrants) divided by (83,975,232 shares currently outstanding+200,000 share purchase warrants) = (1,687,393/84,175,232) = 2.0%

(7)
Manning: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (421,568 common shares + 225,000 common share purchase warrants) divided by (83,975,232 shares currently outstanding+225,000 share purchase warrants) = (646,568/84,200,232) = 0.8%

(8)
Carey: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (57,604 common shares + 150,000 common share purchase warrants) divided by (83,975,232 shares currently outstanding+150,000 share purchase warrants) = (207,604/84,124,232) = 0.2%

(9)
McAndrew: Shares Beneficially owned consisting of (Common shares owned + Common stock options) divided by (Current common shares outstanding + Common stock options) = (0 common shares + 7,000,000 exercisable common stock options) divided by (83,975,232 shares currently outstanding +7,000,000 exercisable common stock options) = (7,000,000/90,975,232) =7.7%

(10)
Berg: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (4,122,138 common shares + 250,000 common stock warrants) divided by (83,975,232 shares currently outstanding +250,000 common stock purchase warrants) = (4,372,138/84,225,232) =5.2%

(11)
Koeppler: Shares Beneficially owned consisting of (Common shares owned) divided by (Current common shares outstanding) = (2,797,920 common shares) divided by (83,975,232 shares currently outstanding) = (2,797,920/83,975,232) = 3.3%

(12)
Devereaux: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (110,000 common shares + 75,000 common stock warrants) divided by (83,975,232 shares currently outstanding +75,000 common stock purchase warrants) = (185,000/84,050,232) =0.2%

(13)
Total Officers and Directors: Shares Beneficially owned consisting of (Common shares owned + Common stock options + Common share purchase warrants) divided by (Current common shares outstanding + Common stock options + Common share purchase warrants + Common stock equivalent – preferred stock) = (23,897,638 common shares + 9,600,000 exercisable common stock options + 900,000 common share purchase warrants + 90,000,000 common stock equivalent-preferred stock) divided by (83,975,232 shares currently outstanding +9,600,000 exercisable common stock options plus 900,000 common share purchase warrants + 90,000,000 common stock equivalent-preferred stock) = (124,379,638/184,475,232) =67.4%

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

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

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.	10-K	11/14/16	3.16
3.17	Bylaws of Gulf South Securities, Inc.	10-K	11/14/16	3.17
3.18	Articles of Incorporation – Jilpetco, Inc.	10-K	11/14/16	3.18
3.19	Bylaws of Jilpetco, Inc.	10-K	11/14/16	3.19
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5

10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8
10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/14/16	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document	10-K	10/29/18	101.INS
101.SCH	XBRL Taxonomy Extension – Schema	10-K	10/29/18	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculation	10-K	10/29/18	101.CAL
101.DEF	XBRL Taxonomy Extension – Definition	10-K	10/29/18	101.DEF
101.LAB	XBRL Taxonomy Extension – Label	10-K	10/29/18	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation	10-K	10/29/18	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMAZING ENERGY OIL AND GAS, CO.

November 21, 2018	By:	/s/ WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

November 21, 2018	By:	/s/ MARTY DOBBINS
Marty Dobbins
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JED MIESNER	Director	November 21, 2018
Jed Miesner

/s/ BOB MANNING	Director	November 21, 2018
Bob Manning

/s/ TONY ALFORD	Director	November 21, 2018
Tony Alford

/s/ DARRELL CAREY	Director	November 21, 2018
Darrell Carey

/s/ EDWARD DEVEREAUX	Director	November 21, 2018
Edward Devereaux

/s/ ROLF BERG	Director	November 21, 2018
Rolf Berg

/s/ WILLARD MCANDREW III	Director	November 21, 2018
Willard McAndrew III

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.	10-K	11/14/16	3.16
3.17	Bylaws of Gulf South Securities, Inc.	10-K	11/14/16	3.17
3.18	Articles of Incorporation – Jilpetco, Inc.	10-K	11/14/16	3.18
3.19	Bylaws of Jilpetco, Inc.	10-K	11/14/16	3.19
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8

10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/14/16	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document	10-K	10/29/18	101.INS
101.SCH	XBRL Taxonomy Extension – Schema	10-K	10/29/18	101.SCH
101.CAL	XBRL Taxonomy Extension – Calculation	10-K	10/29/18	101.CAL
101.DEF	XBRL Taxonomy Extension – Definition	10-K	10/29/18	101.DEF
101.LAB	XBRL Taxonomy Extension – Label	10-K	10/29/18	101.LAB
101.PRE	XBRL Taxonomy Extension – Presentation	10-K	10/29/18	101.PRE