Form 10-Q
period 2018-10-31
Amazing Energy Oil & Gas, Co.
filed 2018-12-17
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
October 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52392

AMAZING ENERGY OIL AND GAS, CO.

(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

5700 W Plano Pkwy
Suite 3600
Plano, Texas 75093

(Address of principal executive office)

Registrant’s telephone number, including area code: (972) 233-1244

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,075,232 as of December 14, 2018.

AMAZING ENERGY OIL AND GAS, CO.

PART I
ITEM 1.
FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
	October 31	July 31
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$666,852	$523,695
Receivable from working interest owners	66,514	33,954
Production revenue receivable	31,127	48,188
Deposit on property acquisition	100,000	-
Prepaid expenses	29,500	40,000
Total current assets	893,993	645,837

Oil and gas properties - proved, net	5,336,444	5,422,989
Oil and gas properties - unproved	3,662,060	3,079,492
Property and equipment, net	403,255	434,528
Other assets	78,598	78,600

TOTAL ASSETS	$10,374,350	$9,661,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$666,019	$295,015
Payable to related party	40,038	25,038
Promissory notes, related parties, net of debt discount	124,000	-
Notes payable, related parties	528,502	311,730
Equipment note payable	10,247	10,247
Due to working interest owners	403,464	389,562
Accrued interest payable, related parties	448,098	400,805
Total current liabilities	2,220,368	1,432,397

Long term liabilities:
Promissory note payable, net of debt discount	20,765	-
Promissory notes, related party	2,552,668	2,769,440
Equipment note payable	20,859	22,847
Asset retirement obligation	269,899	258,575

Total liabilities	5,084,559	4,483,259

Commitments and contingencies, (Note 13)	-	-

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, par value $0.01, 9,000 shares issued and outstanding	90	90
Series B, par value $0.01, 50,000 shares issued and outstanding	500	500

Common stock, par value $0.001 per share; 3,000,000,000 shares authorized;	85,042	83,977
85,040,232 issued and outstanding at October 31, 2018
83,975,232 issued and outstanding at July 31, 2018
Additional paid-in capital	39,135,704	37,637,323
Accumulated deficit	(33,931,545)	(32,543,703)
Total stockholders' equity	5,289,791	5,178,187

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,374,350	$9,661,446

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31,
	2018	2017

Revenue
Oil and gas sales	$130,025	$70,594
Oilfield service revenue	-	51,668
Total Gross Revenue	130,025	122,262

Operating Expense
Production costs	87,280	46,502
Depreciation, depletion and amortization	79,869	63,117
General and administrative expense	986,659	2,632,589
Accretion expense	3,479	2,362
Total Operating Expenses	1,157,287	2,744,570

Loss from operations	(1,027,262)	(2,622,308)

Other (income) expense
Interest and other income	(322)	(92)
Interest expense	2,231	3,757
Financing costs, related parties	60,000	-
Interest expense, related parties	298,671	56,696
Total other (income) expense	360,580	60,361

Loss before taxes	(1,387,842)	(2,682,669)
Provision for income taxes	-	-

Net loss	$(1,387,842)	$(2,682,669)

Net Loss per share:
Net Loss per share of common stock, basic and diluted	$(0.016)	$(0.040)

Weighted average shares of common stock outstanding, basic and diluted	84,310,449	66,963,694

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended October 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,387,842)	$(2,682,669)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	614,193	1,886,978
Financing fee in debt issuance	60,000	-
Accretion expense	3,479	2,362
Depreciation, depletion and amortization	79,869	63,117
Amortization of note discount	253,536	-
Other	2	5,588
Change in:
Receivable from working interest owners	(32,560)	(40,904)
Production revenue receivable	17,061	(1,175)
Prepaid expenses	10,500	7,373
Accounts payable and accrued liabilities	387,486	394,672
Payable to related party	15,000	-
Due to working interest owners	13,902	13,882
Accrued interest payable, related parties	47,293	56,696
Net cash from operating activities	81,919	(294,080)

Cash Flows From Investing Activities
Investment in oil and gas properties	(786,774)	(96,664)
Deposit on property acquisition	(100,000)	-
Proceeds from sale of oil and gas working interests	150,000	-
Net cash from investing activities	(736,774)	(96,664)

Cash Flows From Financing Activities
Proceeds from sale of common stock	100,000	300,000
Proceeds from notes payable, related parties	1,100,000	25,000
Payments on equipment note	(1,988)	(2,453)
Payments on note payable, related parties	(400,000)	(62,500)
Net cash from financing activities	798,012	260,047

Net change in cash	143,157	(130,697)
Cash and cash equivalents and restricted cash - beginning of period	573,695	806,603

Cash and cash equivalents and restricted cash - end of period	$716,852	$675,906

Non-cash investing and financing activities
Warrant modification with issuance of note payable, related party	$480,771	$-
Note payable, related party settled with participation in oil and gas working interest	$100,000	$-
Accounts payable settled with shares of common stock	$16,482	$-
Warrants issued with notes payable, related party	$288,000	$-

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of October 31, 2018, and its results of operations for the three months ended October 31, 2018 and 2017, and cash flows for the three months ended October 31, 2018 and 2017.  The balance sheet at July 31, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, LLC, Amazing Energy, Inc., and Jilpetco, Inc., All significant intercompany balances and transactions have been eliminated. The consolidated statement of operations for the three months ended October 31, 2017 has been revised to eliminate intercompany oilfield service revenue and related production costs between Amazing Energy Oil and Gas, Co. and Jilpetco. The impact of the revisions was to decrease both categories by $25,342. The revision had no impact on the net loss on the consolidated statement of operations or the consolidated statement of cash flows for the three month period ended October 31, 2017.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2018, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets, the Company has an accumulated deficit of $33,931,545. At October 31, 2018, the Company's working capital deficit was $1,326,375. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mineral properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

Revenue Recognition

The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standard Codification (“ASC”) 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At October 31, 2018, the Company had receivables related to contracts with customers of $31,127.

During the quarter ended October 31, 2017, the Company also provided oilfield services to both related party entities and outside oil and gas well owners. Revenue from administration fees to unrelated working interest owners are recognized on an accrual basis in the period services are provided.

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

Due to Working Interest Owners

The Company provides oilfield services which includes interest owner accounting and subsequent disbursement of the interest owners’ pro-rata share of oil proceeds from a given lease. Generally, the pro-rata share of oil proceeds, less any applicable pro-rata share of operating expenses, is distributed to the interest owner within two months of sale of oil and natural gas. Revenues suspended for specific reasons are released as those matters are resolved. The Due to working interest owners balance is comprised of those proceeds which have yet to be distributed to interest owners as a result of the time required to process administrative functions and process payment and any revenue suspense.

Asset Retirement Obligations

The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which a contractual obligation is created and if a reasonable estimate of fair value can be made. A corresponding charge is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

The Company’s oil and gas revenue originated from production from its properties in Texas. Each revenue stream is sold to a single customer through month to month contracts. While this creates a customer concentration, there are alternate buyers of the production in event the sole customer is unable or unwilling to purchase.

The Company sells its oil and gas production to only two customers. Oil production was sold to Rio Energy International, Inc. and natural gas production was sold to Trans-Pecos Natural Gas Company, LLC during the three months ended October 31, 2018 and to Sunoco and Trans-Pecos during the three months ended October 31, 2017. As a result, during the three months ended October 31, 2018 and 2017 these customers represented 100% of its oil and gas revenue (“major customers”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of October 31, 2018, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties. The amount is presented in other assets on the consolidated balance sheet.

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

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The fair value of these financial instruments approximates the carrying values.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

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

Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the "Ceiling Test"). If the capitalized costs of our oil and gas properties, net of accumulated amortization and related deferred income taxes, exceed the "Ceiling", this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. The Ceiling Tests did not result in an impairment of our oil and natural properties for the three months ended October 31, 2018 or 2017.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At October 31, 2018 and October 31, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The Company adopted the new standard on August 1, 2018 using the modified retrospective method. The adoption resulted in no changes in the timing of revenue recognition compared to the prior methodology.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this update on August 1, 2018 had no impact to the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this update as of August 1, 2018. Cash, cash equivalents, and restricted cash and cash equivalents on the consolidated statement of cash flows includes restricted cash of $50,000 and $50,000 as of October 31, 2018 and July 31, 2018, $50,000 and $50,000 as of October 31, 2017 and July 31, 2017, as well as amounts previously reported for cash and cash equivalents.

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

The outstanding securities at October 31, 2018 and 2017, that could have a dilutive effect on future periods are as follows:

	October 31, 2018	October 31, 2017
Convertible preferred stock	6,490,000	6,490,000
Warrants	8,785,408	3,674,576
Stock options	30,085,000	28,085,000
Total potential dilution	45,360,408	38,249,576

For the three months ended October 31, 2018 and 2017, the effect of this potential dilution has not been recognized since it would have been anti-dilutive.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

NOTE 4 – PROPERTY AND EQUIPMENT

As of October 31, 2018 and July 31, 2018, the property and equipment asset balance was composed of the following:

	October 31,2018	July 31, 2018

Drilling equipment	$612,000	$612,000
Other equipment	253,530	252,204
	865,530	864,204
Less: Accumulated depreciation	(462,275)	(429,676)
Total property and equipment	$403,255	$434,528

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas. The Company’s oil and gas properties are located entirely in the United States.

The Company’s mineral lease interests represent leased acreage within the Pecos County 70,000 acre AMI as of October 31, 2018. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the 70,000 acres not under lease at October 31, 2018. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired those trust funds are available to pay the lease cost per acre at predetermined amounts.

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

At October 31, 2018, the Company has a 100% working interest in twenty-six (26) wells located on these leasehold premises. The Company has drilled 26 wells throughout the property, with twenty-four producing and two shut-in. The oil and gas property balances at October 31, 2018 and July 31, 2018, are set forth in the table below:

	October 31,2018	July 31,2018

Unproved properties not subject to amortization	$3,662,060	$3,079,492
Property costs subject to amortization	6,581,676	6,627,470
Asset retirement obligation, asset	202,460	194,615
Total cost of oil and gas properties	10,446,196	9,901,577
Less: Accumulated depletion	(1,447,692)	(1,399,096)
Oil and gas properties, net full cost method	$8,998,504	$8,502,481

During the quarter ended October 31, 2018, the Company continued development principally consisting of drilling and development of the WWJD Well #30, workover operations on various wells, and further investment in unevaluated lease costs.

During the quarter ended October 31, 2018, the Company offered an opportunity to investors for participation in development of the WWJD Well #31. The investment was offered to Joint Venture Working Interest Partners (“the Partners”) that will pay 100% of drilling and completion costs on a turnkey basis for the development of the newly planned horizontal well. In exchange the Partners will receive 50% working interest in the well-bore and will receive a 75% preferred payout of invested capital plus 10%. Proceeds from the offering received through October 31, 2018 totaled $250,000, of which $100,000 was in the form of a principal reduction on a note payable to a related party and receipt of $150,000 in cash from unrelated investors.

On October 17, 2018 the Company closed on the acquisition of the deep rights in 21,000 mostly contiguous acres in the Permian Basin in Pecos County, Texas. With the acquisition the Company controls all rights to all depths within the 61,000 acres with undivided mineral interest and rights to the depth of 3,000 feet to surface on its additional approximately 9,000 acres. The purchased acreage is subject to the same option terms that are applicable to the other Pecos County, Texas acreage controlled by the Company. The cost of the acquisition was $500,000.

On October 12, 2018 the Company entered into an Option Agreement for the acquisition of oil and gas producing property which required a $100,000 deposit. The option expires on December 31, 2018.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

NOTE 6 – NOTES PAYABLE

Notes payable, related parties

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

Principal maturities for the two loan agreements and the credit facility outstanding at October 31, 2018 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending October 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2019	$310,995	$176,337	$41,170	$528,502
2020	67,272	38,144	-	105,416
2021	72,655	41,196	-	113,851
2022	78,467	44,492	-	122,959
2023	84,744	48,051	-	132,795
Subsequent years	1,325,867	751,780	-	2,077,647
	$1,940,000	$1,100,000	$41,170	$3,081,170

At October 31, 2018, Mr. Miesner has waived any event of default on the delinquent payments of principal and interest due on the loans and credit facility.

As of October 31, 2018 and July 31, 2018, the accrued and unpaid interest on this related party convertible debt was $447,403 and $400,805, respectively. Related party interest expense for the three months ended October 31, 2018 and 2017 was $46,597 and $46,597, respectively. On September 10, 2018, in accordance with modifications to Series A Preferred Stock (see note 9), the Company agreed to pay accrued interest of $309,130 on or before December 31, 2018 and $169,168 on or before February 28, 2019.

At October 31, 2018, the balance of the convertible debt and accrued interest was convertible into membership shares of Amazing Energy, LLC, a wholly owned subsidiary of the Company at $0.60 per share.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

Promissory notes payable, related parties

On October 16, 2018, the Company entered into promissory notes with its Chairman of the Board and one of its Directors to fund the acquisition of the Wyatt properties in Pecos County, Texas and to enter into an option agreement for acquisition of oil and gas producing property. The aggregate principal amount of the new notes was $600,000. The notes required a placement fee of $60,000 equal to 10% of the principal amounts of the loans which was expensed as financing costs in the three months ended October 31, 2018. Principal and placement fee are due at maturity on December 15, 2018. As additional consideration for the financing, the Company issued 2,400,000 warrants for the right to acquire its common stock at an exercise price of $0.25 per share for a term of six years. As a result, the Company recorded a debt discount of $288,000 to account for the relative fair value of the warrants (see note 9). The debt discount is being amortized as interest expense over the term of the note.

On October 16, 2018, the Company entered into promissory notes with its Chairman of the Board and one of its Directors to fund the acquisition of the Wyatt properties in Pecos County, Texas and to enter into an optio

On October 26, 2018, the Company paid $400,000 on the promissory notes. An additional $100,000 of the Chairman’s promissory note was satisfied with transfer of partial working interest in the drilling program for the development of the Company’s WWJD #31 well (see note 5). The remaining promissory notes balance of $160,000 is due on December 15, 2018. These payments accelerated $252,000 in amortization of the discount for the three month period ended October 31, 2018. At October 31, 2018, the discount balance is $36,000.

Promissory note payable

On October 22, 2018, the Company entered into a promissory note with Bories Capital, LLC (Bories) for $500,000, the owner of which is a holder of all of the outstanding shares of the Company’s Preferred B stock. The note bears interest at the Hancock Whitney Bank prime rate plus two percent (7.25% at October 31, 2018) and is due in full at maturity on October 24, 2020. Interest is payable monthly beginning on November 30, 2018. As additional consideration for the note, the Company agreed to modify the terms of 2,674,576 warrants to acquire common stock held by the owner of Bories. The warrants were amended to change the exercise price from $0.60 to $0.40 per share and extend the expiration date from July 31, 2019 to April 1, 2024. These modifications resulted in financing fee of $480,771 which represents the difference in the fair value of the warrants before and after the change in terms. The amount was recognized as a discount on the note and is being amortized as interest expense over the term of the note. Amortization of $1,536 was recognized as interest expense during the three months ended October 31, 2018. At October 31, 2018, the discount balance is $479,235.

In addition, terms of the Series B Preferred Stock held by the owner of Bories were modified. The Company agreed to suspend its right to call the preferred stock until from the original call date of April 1, 2019 to April 1, 2024. In exchange for this suspension, the Series B Preferred stockholder’s right to convert the preferred shares into warrants to acquire the Company’s common stock was amended to extend the conversion period to April 1, 2024.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The information below details the asset retirement obligation for three months ended October 31, 2018:

Balance, July 31, 2018	$258,575

Asset retirement obligation incurred	7,845
Accretion expense	3,479

Balance, October 31, 2018	$269,899

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies because of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

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

The Company’s principal executive offices are in leased office space in Amarillo, Texas. The leased office space consists of approximately 3,700 square feet and is leased through February 28, 2019 at an annual cost of approximately $52,000. The Company is in transition of its corporate headquarters to Plano, Texas at October 31, 2018.

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

The Company is also obligated to pay certain ‘bonus’ lease payments related to certain of its Pecos, TX lease properties. The Company is required to pay $27,000 each year on the JT Walker lease, beginning August 7, 2017. The Company is also required to pay $200,000 every five years on the JPMorgan lease, beginning August 7, 2017. The Company is current in its lease payments under these leases. These payments are included in Oil and Gas Properties – Leasehold acquisition costs (Note 5) in accordance with full-cost accounting.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Series A convertible preferred stock:

The Company has 9,000 shares of Series A preferred stock outstanding at October 31, 2018. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

●
Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $900,000 computed as of October 31, 2018, shall be paid prior to liquidation payments to holders of the Company securities junior to the Series A preferred stock.

●	Dividends: Holders of the Series A preferred stock are not entitled to receive a dividend.

●
Voting: Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote. Effective September 10, 2018 the sole holder of Series A Preferred Stock of the Company agreed to material modifications of the rights associated with the Series A Preferred. Jed Miesner is the holder of 9,000 shares of Series A Preferred that possess the right to vote on any matters to which common stock holders of the Company are entitled to vote. The 9,000 shares of Series A Preferred possess the voting power equivalent to 90,000,000 shares of the Company’s common stock. Mr. Miesner has agreed, until January 1, 2019 to not vote the Series A Preferred shares on any matter not related to a change of control of the Company or its assets. As part of this agreement, the Company has agreed to pay accrued interest on promissory notes payable due to Mr. Meisner and related parties associated with him (see Note 6).

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

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at October 31, 2018. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

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

As additional consideration for a new promissory note dated October 22, 2018 (Note 6), the terms of the right to convert preferred shares into warrants to acquire common stock attached to the Company’s Series “B” Preferred Stock, were amended to extend the conversion period to April 1, 2024 and to reduce the underlying warrant exercise price from $0.60 per share to $0.40 per share. The Company further agreed to suspend its right to call the Series “B” Preferred Stock until April 1, 2024.

Common Stock

During the three months ended October 31, 2018 and 2017, the Company issued 400,000 and 1,200,000 shares of common stock for cash of $100,000 and $300,000, respectively.

During the three months ended October 31, 2018 and 2017, the Company issued 599,000 and 100,000 shares of common stock with total fair value of $141,768 and $40,000, respectively as compensation for professional services. In addition, the Company issued 66,000 shares of common stock with a fair value of $16,482 for satisfaction of accounts payable.

Warrants:

During the three months ended October 31, 2018 and 2017, the Company issued 104,775 and 1,000,000 warrants to purchase common stock valued at $23,449 and $274,112, respectively, for professional services. Additionally, during the three months ended October, 31, 2018, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771. See Note 6

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

Warrant transaction for the three months ended October 31, 2018 and 2017 are summarized as follows:

	Three Months ended October 31,
	2018	2017

Outstanding warrants - beginning	6,280,633	2,674,576
Issued	2,504,775	1,000,000
Exercised	-	-
Expired	-	-

Outstanding warrants - ending	8,785,408	3,674,576

The weighted average fair value of warrants and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

2018
Weighted average fair value	$0.21 to $0.26
Exercise price	$0.25 to $0.40
Risk-free interest rate	2.74% - 3.01%
Expected volatility of common stock	166% - 168%
Dividend yield	0.00%
Expected term of warrant	Five to Six Years

2017
Weighted average fair value	$0.27
Exercise price	$0.40
Risk-free interest rate	1.57%
Expected volatility of common stock	176.70%
Dividend yield	0.00%
Expected term of warrant	Four Years

The Company’s outstanding warrants at October 31, 2018 are detailed as follows:

	Number
Expiration Year	of Warrants	Exercise Price

2020	1,200,000	$0.50
2021	1,858,332	$0.40 to $1.00
2022	305,000	$0.40 to $0.60
2023	347,500	$0.27 to $0.74
2024	5,074,576	$0.40

	8,785,408

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

2017 Grants

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”). The Listing Options will vest and be immediately exercisable on the date the Company's stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers. The Listing Options shall have an exercise price equal to the closing price on the date such trading commences. As of October 31, 2018, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

On August 11, 2017, the Board of Directors authorized the grant of 11,750,000 options to purchase shares of common stock of the Company to certain officers. The options have an exercise price of $0.40 and expire five years from the date of grant. 2,937,500 of the options vested immediately on the grant date and the remainder vest 25% annually upon each anniversary of the grant date. For the three months ended October 31, 2018 and 2017, the Company recognized stock-based compensation of $191,824 and $897,859, respectively, for these options. At October 31, 2018 unrecognized compensation related to the option grant is $1,244,751 will be recognized over the remaining term of 3.78 years.

On August 11, 2017, the Board of Directors authorized the grant of 10,000,000 options to purchase shares of common stock of the Company to its Chief Executive Officer. The options have an exercise price of $0.40 per share and expire five years from the date of grant. 2,000,000 options vested on the date of grant. The fair value of the grant was $489,047 which was recognized as stock-based compensation at the date of grant. The remaining 8,000,000 options contained market and performance conditions, of which 4,000,000 options are to vest based on market conditions being met and 4,000,000 options will vest upon achievement of certain performance objectives. Management has assessed the likelihood of market conditions and the probability of performance conditions being realized and recognize stock based compensation of $24,452 and $48,905 for the three month periods ended October 31, 2018 and 2017, respectively. At October 31, 2018, unrecognized compensation related to the option grant is $167,091 which will be recognized over the remaining term of 3.78 years.of $647,987 for the year ending July 31, 2018.

On September 26, 2017, the Board of Directors also authorized the grant of 500,000 options to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant. These options have an exercise price of $0.40 and expire on September 26, 2021. The fair value of the grant was $137,056 which the Company recognized as stock-based compensation for the three month period ended October 31, 2017.

2018 Grants

On October 23, 2018, the Board of Directors authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to its Chief Financial Officer. The options have an exercise price of $0.30 and expire five years from the date of grant. 100,000 of the options vested immediately on the grant date and the remainder vest 25% annually upon each anniversary of the grant date. For the three month period ended October 31, 2018, the Company recognized stock based compensation of $17,974 for these options. At October 31, 2018, unrecognized compensation related to the option grant is $150,679 which will be recognized over the next three years. On October 10, 2018, the Board of Directors also authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant. These options have an exercise price of $0.30 and expire on October 23, 2023. The fair value of the grant was $214,726 which the Company recognized as stock-based compensation for the three month period ended October 31, 2018.

Option activity for the three months ending October 31, 2018 and 2017 is summarized as follows:

	For the three months ended October 31
	2018		2017
	Options	Exercise price	Options	Exercise Price

Beginning balance, outstanding	28,085,000		-
Granted	2,000,000	$0.30	28,085,000	$0.40
Exercised	-		-
Forfeited or rescinded	-		-
Balance outstanding, ending	30,085,000		28,085,000

Outstanding at the end of the period, vested	9,475,000		5,437,500

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
OCTOBER 31, 2018

The Company has estimated the fair value of all option grants using the Black-Scholes model with the following information andrange of assumptions:

For the three months ended
	October 31, 2018	October 31, 2017
Weighted average fair value	$0.17 to $0.21	$0.24 to $0.27
Options issued	2,000,000	28,085,000
Exercise Price	$0.30	$0.40
Expected volatility	157 % to 166%	175% to 200%
Term	Five to Six Years	Four to Five years
Risk-free rate	2.95% to 3.05%	1.57% to 1.74%

The following is a summary of the Company's options outstanding as of October 31, 2018:

	Number
Expiration Year	of Options	Exercise Price

2021	600,000	$0.30 to $0.40
2022	27,885,000	$0.30 to $0.40
2023	1,300,000	$0.30
2024	300,000	$0.30

	30,085,000

At October 31, 2018, the Company had reserved 38,870,408 common shares for future exercise of warrants and options. At October 31, 2018, the Company’s stock options had no intrinsic value.

NOTE 10 – SUBSEQUENT EVENTS

On November 6, 2018 the Company closed on a transaction providing the Company with financing that it will apply to the drilling and completion of a new horizontal San Andres well. The investment is being made by Joint Venture Working Interest Partners (“the Partners”) that will pay 100% of drilling and completion costs on a turnkey basis of a newly planned horizontal well. In exchange, the Partners will receive a 50% working interest in the well-bore and will receive 75% of the net monthly revenue to the working interest until such time that they recover 110% of their original investment. To date, $750,000 has been received including $250,000 received prior to October 31, 2018.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of October 31, 2018, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas. We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our activities have been primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Greyburg, San Andreas and Devonian zones.

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

Fiscal 2018 Activity

Our fiscal year ended July 31, 2018 activity focused on conventional drilling in the Queen formation in Pecos County, Texas. We spudded two conventional wells and completed two wells in fiscal 2018, compared to spudding one conventional well and completion of one well in fiscal 2017. We continued to develop the Queen formation in Pecos County, Texas during fiscal 2018. The rate of drilling wells depends on raising capital to fund drilling and completion.

Plan for Fiscal 2019

For the fiscal year ending July 31, 2019, in order to develop additional reserves and production, we plan to continue to raise funds to drill oil and gas wells located within the 70,000 acres, in Pecos County, Texas where our leasehold rights exist. We anticipate raising such funds through joint ventures working interest holder participations, whereby the company would retain a carried working interest. In order to keep the leasehold in good standing, we adhere to the Continuous Drilling Clause for each respective lease and strictly adhere to the requirements within said Drilling Clause. The level of capital expenditures, and thus drilling activity for fiscal year 2019, will significantly depend, on the future market prices for oil.

During the quarter ended October 31, 2018, the Company continued development principally consisting of drilling and development of the WWJD Well #30, workover operations on various wells, and further investment in unevaluated lease costs.

The #30 well was drilled to a total depth of 1,768 feet and Amazing encountered approximately fourteen feet of pay zone thickness based on comparison to a southern offset well. The Company has also completed the well utilizing a technique known as an open hole completion. The well is free flowing oil and gas, without stimulation, to the existing production facility at a rate of approximately 10 BOPD on a 14/64th inch choke with flowing tubing pressure of 25 PSI and 160 PSI on the casing. During drilling, the Company encountered two benches of the Queen A formation and will continue testing the well to establish a stabilized initial potential (IP) production rate.

On October 17, 2018 the Company closed on the acquisition of the deep rights in 21,000 mostly contiguous acres in the Permian Basin in Pecos County, Texas. Post-closing the Company now controls all rights to all depths within the 61,000 acres with undivided mineral interest and rights to the depth of 3,000 feet to surface on its additional ~9,000 acres. The purchased acreage is subject to the same option terms that are applicable to the other Pecos County, Texas acreage controlled by the Company. Jilpetco, Inc. will be the operator of record on all current and future wells, if any, on the acquired acreage. The cost of the acquisition was $500,000.

Amazing will leverage the extensive geological work done covering the acreage to select new well drilling locations. Identified and prolific pay zone horizons proven on the acreage include the Queen, Grayburg, Clearfork, Wolfcamp, Penn, Devonian, Ellenberger. Modern 3-D seismic covers most of the leasehold, where 17 deep exploratory wells were drilled in the early 2000's targeting Devonian and Ellenberger pay at depths of 8,000-9,000 ft Measured Depth. The Seismic data set primarily targeted Devonian wells which have produced 4 BCFG and 150,000 barrels of oil in the area. Additionally, the data has identified prospects that have yet to be drilled on the acreage and a recent new field discovery by an offset operator in 2017 which will provide additional detailed geological insight as to rock properties, reserves, and production potentials. Amazing plans to shoot a larger 3-D survey which has the potential to uncover additional new target areas.

Over the past years Amazing has focused on shallower plays available under our existing options to incrementally increase production. Our strategy is getting a tremendous boost with the addition of these deep rights and associated well-known pay zones. We expect this acquisition to add several hundred potential new well locations to our current drilling inventory. The potential of our acreage is now on par with many of our much larger peers and in the same well-known plays where they are experiencing marked success.

On November 6, 2018 the Company closed on a transaction providing the Company with financing that it will apply to the drilling and completion of a new horizontal San Andres well. The investment is being made by Joint Venture Working Interest Partners (“the Partners”) that will pay 100% of drilling and completion costs on a turnkey basis of a newly planned horizontal well. In exchange the Partners will receive 50% working interest in the well-bore and will receive a 75% preferred payout of invested capital plus 10%. $750,000 has been received up to the date of this filing.

The new well, planned to be drilled in December 2018, will be a 3,000 to 4,500-foot Total Measure Depth horizontal including a 2000 to 2,500-foot lateral section that will test the prolific San Andres formation. The well represents the first horizontal San Andres well drilled by Amazing. Transitioning to horizontal drilling and into a well-known regional zone like the San Andres is a crucial step in the growth of the Company. These wells have been known to produce high-impact production results and have escalated the growth rate of many of our peers in the area.

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

Overview of Current Operations

Through October 31, 2018, the Company has drilled twenty-six wells on its leasehold in Pecos County, Texas. Twenty-four of the twenty-six wells are currently productive, and two wells are shut in. During the quarter ended October 31, 2018, the Company drilled and completed one well on its properties.

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

Transportation and Sale of Oil

The Company sells its oil and gas production to only two purchasers. Oil production is sold to Rio Energy International, Inc. and natural gas production is sold to Trans-Pecos Natural Gas Company, LLC. As a result, during the fiscal years ended October 31, 2018 these customers represented 100% of its oil and gas sales.

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

Office and Other Facilities

Our corporate headquarters were previously located in Amarillo, Texas. The Company is in the process of transitioning its corporate headquarters to Plano, Texas at October 31, 2018. We believe that the Plano, Texas facilities are adequate for our current and perceived future level of operations.

Employees

As of October 31, 2018, we had two full-time employees. We regularly use independent contractors and consultants to perform various drilling and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the three-month periods ended October 31, 2018 and 2017, respectively.

Oil and Gas Production and Revenue

	Three months ended October 31,
	2018	2017	Change	% Change
Revenue, oil and gas sales	$130,025	$70,594	$59,431	84.19%
Number of BOE sold	3,309	2,738	571	20.85%
Average price per BOE	$53.55	$25.79	$27.76	107.64%
Net production (BOE)	2,487	2,710	-223	-8.23%
Average daily net production (BOE)	28	29	-1	-3.45%

Production Costs

Production costs increased $40,778 from $46,502 for the three months ended October 31, 2017 to $87,280 for the three months ended October 31, 2018. This increase for the comparable three-month period was attributable primarily to increased reasonable and customary lease operating expenses.

Depletion, depreciation and amortization of asset retirement obligation liability accretion (“DD&A”)

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.

For the three-month period ended October 31, 2018, DD&A was $79,869 as compared to $63,117 for the three-month period ended October 31, 2017. The increase in DD&A of $16,752 for the three-month comparable period was primarily due to the decrease in proved reserves for the current period relative to the prior year.

General and Administrative Expenses

For the three months ended October 31, 2018, the Company’s general and administrative expenses were $986,659 compared to $2,632,589 for the comparative quarter ended October 31, 2017, a decrease of $1,645,930.

Detail of the changes in general and administrative expense is as follows:

Increase(decrease) in non cash stock and warrant compensation	$(1,232,783)
Increase(decrease) in consulting expense	$(121,025)
Increase(decrease) in investor relations expense	$(43,605)
Increase(decrease) in travel expense	$(15,952)
Increase(decrease) in salaries, employee benefits and payroll taxes	$(69,201)
Increase(decrease) in general corporate expenses	$(163,364)

Total Increase in General and Administrative Expenses	$(1,645,930)

Liquidity and Capital Resources

The Company had a working capital deficit of $1,326,375 as of October 31, 2018, compared to a working capital deficit of $786,560 as of July 31, 2018. The change in the working capital deficit was primarily due to the net increase in the current portion of related party notes.

The Company continues to seek sufficient capital to expand its drilling program. The most cost-effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would involve 100% of the drilling and completion funds– provided by such working interest participants who would receive a negotiated working interest in the applicable wells.

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

Principles of Consolidation

The Company’s consolidated financial statements include all its subsidiaries.

The following table shows the wholly owned subsidiaries of Amazing Energy Oil and Gas, Co. engaged in the oil, and gas business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership oil and gas leases

Jilpetco, Inc.	Texas	100%	Operating company

Oil and Gas Reserve Information

The Company’s total net proved developed and undeveloped and probable oil and gas reserves and related values as of July 31, 2018 are summarized in the following table:

	Net Reserves		Cash Flows
	Oil	Gas	Non	Discounted
	(BO)	(MCF)	Discounted	at 10%

As of July 31, 2018	444,090	993,440	$13,045,460	$9,077,420

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.
LEGAL PROCEEDINGS.

Reference Note 12

ITEM 1A.
RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended October 31, 2018, the Company offered an opportunity to investors for participation in development of the WWJD Well #31 as working interest owners. Proceeds from the offering received through October 31, 2018 totaled $250,000, of which $100,000 was in the form of a principal reduction on a note payable to a related party and receipt of $150,000 in cash from unrelated investors.

As a continuance of the September, 2017 offering, the Company issued 400,000 shares of common stock for cash of $100,000 during the three months ended October 31, 2018.

During the three months ended October 31, 2018, the Company issued 599,000 shares of common stock with total fair value of $141,768 as compensation for professional services. In addition, the Company issued 66,000 shares of common stock with a fair value of $16,482 for satisfaction of accounts payable.

During the three months ended October 31, 2018, the Company issued 104,775 warrants to purchase common stock valued at $23,449 for professional services. Additionally, during the three months ended October, 31, 2018, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771

During the three months ended October 31 2018, the Board of Directors authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to its Chief Financial Officer.

On October 10, 2018, the Board of Directors also authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to certain directors.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
MINE SAFETY SECURITIES.

Not Applicable.

ITEM 5.
OTHER INFORMATION.

None

ITEM 6.
EXHIBITS.

Exhibit Number	Description of Document	Form	Incorporated by Reference Date	Number	Filed herewith
10.1	Exchange Agreement with K. Meade, effective June 27, 2018	8-K	9/24/2018	10.1
10.2	Exchange Agreement with J. Etter, effective June 27, 2018	8-K	9/24/2018	10.2
10.3	Exchange Agreement with Golf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013 LP, Gulf South Energy Partners 2014 LP and Gulf South Energy Partners 2015A LP, effective June 27, 2018	8-K	9/24/2018	10.3
10.4	Exchange Agreement with R. O’Brien, effective June 27, 2018	8-K	9/24/2018	10.4
10.5	Exchange Agreement with Petro Pro, Ltd., effective June 27, 2018	8-K	9/24/2018	10.5
10.6	Exchange Agreement with M. Khorassani, effective June 27, 2018	8-K	9/24/2018	10.6
10.7	Exchange Agreement with F.W. Thomas and B. Thomas, effective June 27, 2018	8-K	9/24/2018	10.7
10.8	Exchange Agreement with T. Alford, effective July 24, 2018	8-K	9/24/2018	10.8
10.9	Exchange Agreement with D. Hudson, effective July 30, 2018	8-K	9/24/2018	10.9
10.10	Exchange Agreement with D. Bromberg, effective August 08, 2018	8-K	9/24/2018	10.10
10.11	Exchange Agreement with D. Lazier, effective August 08, 2018	8-K	9/24/2018	10.11
10.12	Wyatt Purchase and Sale Agreement dated October 12, 2018.	8-K	10/22/2018	10.1
10.13	Wyatt Assignment and Bill of Sale.	8-K	10/22/2018	10.2
10.14	Loan Agreement dated October 24, 2018.	8-K	10/26/2018	10.1
10.15	Promissory Note dated October 24, 2018.	8-K	10/26/2018	10.2
10.16	Employment Agreement with Benjamin M. Dobbins, effective October 23, 2018			10.16	X
10.17	Employment Agreement with David C. Arndt, effective November 1, 2018			10.17	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on December 17, 2018.

AMAZING ENERGY OIL AND GAS, CO.

By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

By:	Benjamin M. Dobbins
Benjamin M. Dobbins
Principal Financial Officer and Principal Accounting Officer