Form 10-Q
period 2019-01-31
Amazing Energy Oil & Gas, Co.
filed 2019-03-15
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
January 31, 2019

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ⌧ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,076,232 as of March 15, 2019.

AMAZING ENERGY OIL AND GAS, CO.

 PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31	July 31
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$618,927	$523,695
Receivable from working interest owners	63,901	33,954
Production revenue receivable	30,056	48,188
Prepaid expenses	16,163	40,000
Total current assets	729,047	645,837

Oil and gas properties - proved, net	6,944,339	5,422,989
Oil and gas properties - unproved	3,693,910	3,079,492
Property and equipment, net	373,420	434,528
Other assets	51,977	78,600

TOTAL ASSETS	$11,792,693	$9,661,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$910,535	$295,015
Payable to related party	25,038	25,038
Promissory notes, related parties, net of debt discount	85,934	-
Notes payable, related parties	311,730	311,730
Note payable, acquisition	1,900,000	-
Equipment note payable	10,247	10,247
Due to working interest owners	433,054	389,562
Accrued interest payable, related parties	444,000	400,805
Total current liabilities	4,120,538	1,432,397

Long term liabilities:
Promissory note payable, net of debt discount	81,355	-
Promissory notes, related party	2,769,440	2,769,440
Equipment note payable	17,828	22,847
Asset retirement obligation	273,378	258,575
Total liabilities	7,262,539	4,483,259

Commitments and contingencies, (Note 13)	-	-

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, par value $0.01, 9,000 shares issued and outstanding	90	90
Series B, par value $0.01, 50,000 shares issued and outstanding	500	500

Common stock, par value $0.001 per share; 3,000,000,000 shares authorized;	86,080	83,977
86,076,232 issued and outstanding at January 31, 2019
83,975,232 issued and outstanding at July 31, 2018
Additional paid-in capital	39,702,262	37,637,323
Accumulated deficit	(35,258,778)	(32,543,703)
Total stockholders’ equity	4,530,154	5,178,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,792,693	$9,661,446

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018

Revenue
Oil and gas sales	$95,803	$56,148	$225,828	$126,742
Oilfield service revenue	-	60,308	-	111,976
Total Gross Revenue	95,803	116,456	225,828	238,718

Operating Expense
Production costs	95,530	42,373	182,810	88,875
Depreciation, depletion and amortization	71,520	72,889	151,389	136,006
General and administrative expense	1,114,940	1,366,014	2,101,599	3,998,603
Accretion expense	3,479	2,363	6,958	4,725
Total Operating Expenses	1,285,469	1,483,639	2,442,756	4,228,209

Loss from operations	(1,189,666)	(1,367,183)	(2,216,928)	(3,989,491)

Other (income) expense
Interest and other income	(952)	(326)	(1,274)	(418)
Interest expense	69,985	(695)	79,001	3,062
Financing costs, related parties	-	-	60,000	-
Interest expense, related parties	68,531	54,539	360,420	111,235
Total other (income) expense	137,567	53,518	498,147	113,879

Loss before taxes	(1,327,233)	(1,420,701)	(2,715,075)	(4,103,370)
Provision for income taxes	-	-	-	-

Net loss	$(1,327,233)	$(1,420,701)	$(2,715,075)	$(4,103,370)

Net Loss per share:
Net Loss per share of common stock, basic and diluted	$(0.016)	$(0.020)	$(0.032)	$(0.060)

Weighted average shares of common stock outstanding, basic and diluted	85,026,721	69,585,268	84,668,585	68,274,458

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended January 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,715,075)	$(4,103,370)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,055,390	2,588,127
Financing fee in debt issuance	60,000	-
Accretion expense	6,958	4,725
Depreciation, depletion and amortization	151,389	136,006
Amortization of note discount	336,060	-
Change in:
Receivable from working interest owners	(29,947)	(51,311)
Production revenue receivable	18,132	24,532
Prepaid expenses	23,837	10,968
Accounts payable and accrued liabilities	657,001	46,768
Due to working interest owners	43,492	(240)
Decrease in other assets	26,623	-
Accrued interest payable, related parties	93,195	65,121
Net cash from operating activities	(272,945)	(1,278,674)

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,451,804)	(201,659)
Acquisition of property and equipment	-	(454)
Proceeds from sale of oil and gas working interests	924,751	-
Net cash from investing activities	(527,053)	(202,113)

Cash Flows From Financing Activities
Proceeds from sale of common stock	200,249	2,225,000
Proceeds from notes payable, related parties	600,000	25,000
Proceeds from notes payable	500,000	-
Payments on notes payable	-	(50,000)
Payments on equipment note payable	(5,019)	(4,936)
Payments on note payable, related parties	(400,000)	(476,667)
Net cash from financing activities	895,230	1,718,397

Net change in cash	95,232	237,610
Cash and cash equivalents and restricted cash - beginning of period	573,695	756,603

Cash and cash equivalents and restricted cash - end of period	$668,927	$994,213

Non-cash investing and financing activities
Warrant modification with issuance of note payable, related party	$480,771	$-
Note payable, related party settled with participation in oil and gas working interest	$100,000	$-
Accounts payable settled with shares of common stock	$16,482	$-
Warrants issued with notes payable, related party	$288,000	$-
Oil and gas property acquired with debt	$1,900,000	$-
Accounts payable settled with common stock and participation in oil and gas working interest	$25,000	$-
Related party note payable settled with common stock and participation in oil and gas working interest	$160,000	$-
Related party interest payable settled with common stock and participation in oil and gas working interest	$50,000	$-

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

NOTE 1 – NATURE OF OPERATIONS

Amazing Energy Oil and Gas, Co. (“Amazing” “Amazing Energy” or the “Company”) is incorporated in the State of Nevada. Through its primary subsidiary, Amazing Energy, Inc., also a Nevada corporation, the Company operates its main business of exploration, development, and production of oil and gas in the Permian Basin of West Texas and southeastern New Mexico. On October 7, 2014, the Company entered into a change in control agreement with certain shareholders of Amazing Energy, Inc. The change in control agreement was the first step in a reverse merger process whereby the shareholders of Amazing Energy, Inc. would control about 95% of the shares of common stock of Amazing Energy Oil and Gas, Co., and Amazing Energy Oil and Gas, Co. would own 100% of the outstanding shares of common stock of Amazing Energy, Inc. This entire reverse merger process was completed in July of 2015.

The Company owns interests in oil and gas properties located in Texas and New Mexico. The Company is primarily engaged in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of January 31, 2019, and its results of operations for the three and six months ended January 31, 2019 and 2018, and cash flows for the six months ended January 31, 2019 and 2018. The balance sheet at July 31, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2019, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying Consolidated Balance Sheet, the Company has an accumulated deficit of $35,258,778. At January 31, 2019, the Company’s working capital deficit was $3,391,491 compared to $786,560 at July 31, 2018. The increase in the working capital deficit was primarily due to the net increase in accounts payable and the new financing of $1,900,000 related to the New Mexico asset acquisition in January 2019. Achievement of the Company’s objectives will be dependent upon its ability to obtain additional financing, to locate profitable mineral properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional production. However, there is no assurance that the Company will be able to achieve these objectives; therefore, therefore substantial doubt about its ability to continue as a going concern exists. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company’s Consolidated Statements of Operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standard Codification (“ASC”) 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At January 31, 2019, the Company had receivables related to contracts with customers of $30,056.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

Detailed revenue for the six and three months ended January 31, 2019 and 2018 is as follows:

	Six months ended January 31,
	2019	2018
Oil sales revenue	$224,754	$93,452
Gas sales revenue	1,074	33,290

Total	$225,828	$126,742

	Three months ended January 31,
	2019	2018
Oil sales revenue	$95,803	$45,746
Gas sales revenue	-	10,402

Total	$95,803	$56,148

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

Historically, the Company’s oil and gas revenues originated from production from its properties in Texas. Beginning February 1, 2019, the Company will also begin generating oil and gas from its newly acquired properties in New Mexico. Each revenue stream is sold to a single customer through month to month contracts. While this creates a customer concentration, there are alternative buyers of the production in the event the limited number of customers are unable or unwilling to purchase.

During the six months ended January 31, 2019, the Company sold its oil and gas production to only two customers. Oil production was sold to Rio Energy International, Inc. and natural gas production was sold to Trans-Pecos Natural Gas Company, LLC. During the six months ended January 31, 2018, oil and gas production was sold to Sunoco, LP and Trans-Pecos Natural Gas Company, LLC, respectively. Beginning February 1, 2019, oil production in New Mexico will be sold to Plains Marketing, LP, while natural gas production will be sold to Targa Resources.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of January 31, 2019, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties. The amount is presented in other assets on the Consolidated Balance Sheet.

Income Taxes

The Company accounts for income taxes using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and their basis for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company recognizes a tax benefit from an uncertain position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position and will record the largest amount of tax benefit that has a greater than 50% chance of being realized upon settlement with a taxing authority. The Company classifies any interest and penalties associated with income taxes as income tax expense.

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
JANUARY 31, 2019

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

Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling Test”). If the capitalized costs of our oil and gas properties, net of accumulated amortization and related deferred income taxes, exceed the “Ceiling”, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. The Ceiling Tests did not result in an impairment of our oil and natural properties at January 31, 2019 or July 31, 2018.

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

Stock-based compensation

Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant. The Company estimates the fair value of options and warrants to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At January 31, 2019 and January 31, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

In February 2016 the FASB issued ASU, No. 2016-02, Leases. The ASU requires companies to recognize on the Consolidated Balance Sheet, the assets and liabilities for the rights and obligations created by leased assets. ASU No. 2016-02 will be effective for the Company on August 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this update as of August 1, 2018. Cash, cash equivalents, and restricted cash and cash equivalents on the Consolidated Statement of Cash Flows includes restricted cash of $50,000 and $50,000 as of January 31, 2019 and July 31, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of the standard for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 will become effective for the Company on August 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period and includes no dilution. Diluted EPS reflects the potential dilution of securities that could occur from common shares issuable through convertible preferred stock, stock options, and warrants to purchase common stock.

The outstanding securities at January 31, 2019 and 2018, that could have a dilutive effect on future periods are as follows:

	January 31, 2019	January 31, 2018
Convertible preferred stock	6,490,000	6,490,000
Warrants	9,100,158	4,917,551
Stock options	31,585,000	28,085,000
Total potential dilution	47,175,158	39,492,551

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

For the three and six month periods ended January 31, 2019 and 2018, the effect of this potential dilution has not been recognized since it would have been anti-dilutive.

NOTE 4 – PROPERTY AND EQUIPMENT

As of January 31, 2019 and July 31, 2018, the property and equipment asset balance was composed of the following:

	January 31, 2019	July 31, 2018

Drilling equipment	$823,340	$612,000
Other equipment	42,189	252,204
	865,529	864,204
Less: Accumulated depreciation	(492,109)	(429,676)
Total property and equipment	$373,420	$434,528

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas and New Mexico. The Company’s oil and gas properties are located entirely in the United States.

The Company’s mineral lease interests represent leased acreage within the Pecos County, Texas 70,000 acre AMI and the approximately 16,000 acre New Mexico AMI as of January 31, 2019. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the 70,000 Pecos County, Texas acreage not under lease at January 31, 2019. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired those trust funds are available to pay the lease cost per acre at predetermined amounts.

The Company is obligated to pay certain bonus lease payments related to certain of its lease properties. The Company is required to pay $27,000 on the JT Walker lease annually on August 7th. The Company is also required to pay $200,000 every five years on August 7th for the JPMorgan lease. The most recent payment on this lease was made in July, 2017. The next JPMorgan lease payment is due on August 7, 2022. The Company is current in its lease payments under these leases.

At January 31, 2019, the Company has a 100% working interest in twenty-six (26) wells located in the Pecos County, Texas leasehold premises. The Company has drilled 26 wells throughout the property, with twenty-four of the wells being either current producers or subjects of a scheduled workover/recompletion plan. Two wells are currently shut-in and will probably be converted to injection wells associated with a future water-flood plan. The oil and gas property balances at January 31, 2019 and July 31, 2018, are set forth in the table below:

	January 31, 2019	July 31, 2018

Unproved properties not subject to amortization	$5,443,274	$3,079,492
Property costs subject to amortization	6,481,892	6,627,470
Asset retirement obligation, asset	202,460	194,615
Total cost of oil and gas properties	12,127,626	9,901,577
Less: Accumulated depletion	(1,489,377)	(1,399,096)
Oil and gas properties, net full cost method	$10,638,249	$8,502,481

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

During the six months ended January 31, 2019, the Company continued to develop its Pecos County, Texas asset by drilling and completing the WWJD Well #31-H, performing workover operations on various wells and investing additional capital in unevaluated lease costs.

During the six months ended January 31, 2019, the Company offered an opportunity to several investors for participation in development of the WWJD Well #31- H. The investment was offered to Joint Venture Working Interest Partners (“the Partners”) who will pay 100% of all drilling and completion costs on a turnkey basis for the development of the newly planned horizontal well. In exchange, the Partners will receive a 50% working interest in the well-bore, but will receive a preferred payout of 75% of the net monthly revenue to the Working Interest until such time that they have received a cumulative payout equal to 110% of their investment.

With respect to the Company selling working interest in the WWJD #31-H the investors (“the Partners”) received shares of the Company’s common stock proportionately to their cash investment. Proceeds from the offering received during the six months ended January 31, 2019 totaled $1,260,000 which was allocated to the shares of common stock based on the fair value of the shares on the date of the transaction and the remainder of the proceeds were allocated to the percentage participation interest acquired by the participants. Proceeds received during the quarter ended January 31, 2019 are as follows:

		Allocated to		Working interest
		to Common stock		in WWJD Well #31
	Proceeds	No. of Shares	Value	Participation % Interest	Value

Cash	$1,025,000	512,500	$100,249	51.25%	$924,751
Settlement of accounts payable and accrued liabilities	25,000	12,500	2,251	1.25%	22,749
Settlement of accrued interest payable, related party	50,000	25,000	5,000	2.50%	45,000
Settlement of notes payable, related parties	160,000	80,000	18,900	8.00%	141,100
Totals	$1,260,000	630,000	$126,400	63.00%	$1,133,600

On October 17, 2018, the Company acquired the deep rights in 21,000 mostly contiguous acres in the Permian Basin in Pecos County, Texas. With the acquisition, the Company controls all rights to all depths within the 61,000 acres with undivided mineral interest and rights to the depth of 3,000 feet to surface on its additional approximately 9,000 acres. The purchased acreage is subject to the same option terms that are applicable to the other Pecos County, Texas acreage controlled by the Company. The cost of the acquisition was $500,000.

On October 12, 2018, the Company entered into an Option Agreement for the acquisition of several oil and gas producing leaseholds in New Mexico. At the date that the Option agreement was executed the Company paid the potential seller a non-refundable deposit of $100,000,with the understanding that the cash deposit would be applied against the negotiated purchase price if a purchase was consummated. The Company exercised its option to purchase the New Mexico properties and the transaction was closed effective January 1, 2019. The negotiated purchase price was $2,000,000, and in addition to applying the $100,000 deposit against the purchase price, the seller agreed to take a $1,900,000 promissory note which will become due and payable, including accrued interest at a rate of 7% per annum, on December 31, 2019,

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

NOTE 6 – NOTES PAYABLE

Notes payable, related parties

On January 3, 2011, the Company formalized a loan agreement for $1,940,000 with Jed Miesner, who at the time, was the Company’s CEO and Chairman, but is now a Director. The loan, which is scheduled to mature on December 31, 2030, had an original interest at the rate of 8% per annum and was collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro, Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan, which is scheduled to mature on December 31, 2030, had an original interest rate of 8% per annum, and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line-of-credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

Terms of the $1,940,000 note and the $1,100,000 note were modified effective February 1, 2017, pursuant to an agreement between Jed Miesner, Petro Pro, Ltd. and the Company. Beginning February 1, 2017, and continuing through February 1, 2019, the interest rate on the two aforementioned notes was reduced from 8% to 6% per annum. After February 1, 2019, and continuing through the maturity date of the two notes (December 31, 2030), the annual interest rate on the two notes was set at a rate equal to the Happy State Bank prime rate plus 2%.

Principal maturities for the two loan agreements and the credit facility outstanding at January 31, 2019 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending October 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2019	$310,995	$176,337	$41,170	$528,502
2020	67,272	38,144	-	105,416
2021	72,655	41,196	-	113,851
2022	78,467	44,492	-	122,959
2023	84,744	48,051	-	132,795
Subsequent years	1,325,867	751,780	-	2,077,647
	$1,940,000	$1,100,000	$41,170	$3,081,170

At January 31, 2019, Mr. Miesner has waived any event of default on the delinquent payments of principal and interest due on the loans and credit facility.

As of January 31, 2019 and July 31, 2018, the accrued and unpaid interest on this related party convertible debt was $444,000 and $400,805, respectively. Related party interest expense for the six months ended January 31, 2019 and 2018 was $93,195 and $93,195, respectively. On September 10, 2018, in accordance with modifications to Series A Preferred Stock (see note 9), the Company agreed to pay accrued interest of $309,130 on or before December 31, 2018 and $169,168 on or before February 28, 2019. During the quarter ended January 31, 2019, Mr. Miesner obtained participation in the WWJD Well #31-H and shares of the Company’s common stock in exchange for $50,000 of accrued interest due to him (see Note 5). Mr. Miesner’s waiver (described above) included an extension of the due date of the interest payment to March 31, 2019.

At January 31, 2019, the balance of the convertible debt and accrued interest was convertible into membership shares of Amazing Energy, LLC, a wholly owned subsidiary of the Company at $0.60 per share.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

Promissory notes payable, related parties

On October 16, 2018, the Company entered into promissory notes with its Chairman of the Board and one of its Directors to fund the acquisition of the Wyatt properties in Pecos County, Texas and to allow the Company enter into an Option Agreement for acquisition of several oil and gas producing properties in Lea County, New Mexico. The aggregate principal amount of the two new notes was $600,000. The notes required a placement fee of $60,000 (equal to 10% of the principal amounts of the loans), which was expensed as financing costs during the six months ended January 31, 2019. As additional consideration for the financing, the Company issued 2,400,000 warrants for the right to acquire its common stock at an exercise price of $0.25 per share for a term of six years. As a result, the Company recorded a debt discount of $288,000 to account for the relative fair value of the warrants (see note 9). The debt discount is being amortized as interest expense over the term of the note.

On October 26, 2018, the Company paid $400,000 on the promissory notes. During the six months ended January 31, 2019, an additional $160,000 of the promissory notes was satisfied with transfer of participation in the WWJD Well #31-H and shares of the Company’s common stock (see Note 5). The remaining related party notes balance of $100,000 is due on April 30, 2019. At January 31, 2019, the discount balance is $14,066.

Promissory note payable

On October 22, 2018, the Company entered into a promissory note with Bories Capital, LLC (Bories) for $500,000, the owner of which is a holder of all of the outstanding shares of the Company’s Preferred B stock. The note bears interest at the Hancock Whitney Bank prime rate plus two percent (7.25% at January 31, 2019) and is due in full at maturity on October 24, 2020. Interest is payable monthly beginning on November 30, 2018. As additional consideration for the note, the Company agreed to modify the terms of 2,674,576 warrants to acquire common stock held by the owner of Bories. The warrants were amended to change the exercise price from $0.60 to $0.40 per share and extend the expiration date from July 31, 2019 to April 1, 2024. These modifications resulted in financing fee of $480,771 which represents the difference in the fair value of the warrants before and after the change in terms. The amount was recognized as a discount on the note and is being amortized as interest expense over the term of the note. Amortization of $62,126 was recognized as interest expense during the six months ended January 31, 2019. At January 31, 2019, the discount balance is $418,645.

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

Note payable, acquisition

On October 12, 2018 the Company entered into an agreement for the acquisition of oil and gas producing interest in New Mexico for $2,000,000. During the quarter ended January 31, 2019 the company closed on the transaction with a seller financing note payable of $1,900,000. The note bears interest of 7% and the entire balance of principal and interest is due at maturity on December 31, 2019. See Note 6.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The information below details the asset retirement obligation for six months ended January 31, 2019 and 2018 are as follows:

Balance, July 31, 2018	$258,575
Asset retirement obligation incurred	7,845
Accretion expense	6,958
Balance, January 31, 2019	$273,378

Balance, July 31, 2017	$183,397
Asset retirement obligation incurred	65,729
Accretion expense	9,449
Balance, January 31, 2018	$258,575

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies because of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

Legal contingencies

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

The Company completed the transition of its corporate headquarters to Plano, Texas during the quarter ended January 31, 2019, where it is currently subleasing space until lease renewal at a cost of $3,500 per month. Lease renewal is scheduled for November 30, 2019 when the Company intends to become the primary lessee.

Oil and gas lease commitments

The Company is obligated to pay royalties to holders of oil and natural gas interests in its Texas and New Mexico operations. The Company is also obligated to pay other Working Interest owner, if any, a pro-rata portion of revenues generated from oil and gas sales, after deducting all leasehold operating expenses.

The Company is also obligated to pay certain bonus lease payments related to certain of its Pecos County, Texas leaseholds. The Company is required to pay $27,000 each year on the JT Walker lease, beginning August 7, 2017. The Company is also required to pay $200,000 every five years on the JPMorgan lease, beginning August 7, 2017. The Company is current in its lease payments under these leases. These payments are included in Oil and Gas Properties – Leasehold acquisition costs (Note 5) in accordance with full-cost accounting.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

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

Series A convertible preferred stock:

The Company has 9,000 shares of Series A preferred stock outstanding at January 31, 2019. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

●
Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $900,000 computed as of January 31, 2019, shall be paid prior to liquidation payments to holders of the Company securities junior to the Series A preferred stock.

●	Dividends: Holders of the Series A preferred stock are not entitled to receive a dividend.

●
Voting: Each share of preferred stock has 10,000 votes and votes with the common shares on all matters submitted to the shareholders for a vote. Effective September 10, 2018 the sole holder of Series A Preferred Stock of the Company agreed to material modifications of the rights associated with the Series A Preferred. Jed Miesner is the holder of 9,000 shares of Series A Preferred that possess the right to vote on any matters to which common stock holders of the Company are entitled to vote. The 9,000 shares of Series A Preferred possess the voting power equivalent to 90,000,000 shares of the Company’s common stock. Mr. Miesner has agreed, until January 1, 2019 to not vote the Series A Preferred shares on any matter not related to a change of control of the Company or its assets. As part of this agreement, the Company has agreed to pay accrued interest on promissory notes payable due to Mr. Meisner and related parties associated with him (see Note 6). Subsequent to January 31, 2019, Mr. Miesner agreed to a modification whereby he will not vote his equivalent voting power until at least April 1, 2019.

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

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at January 31, 2019. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

●
Conversion: On July 31, 2021, any shares of the Series B preferred stock outstanding will be convertible, at the discretion of the shareholder, for a period of three years, into common stock purchase warrants of the Company with an conversion price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series B preferred stock outstanding.

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

Common Stock

During the six months ended January 31, 2019, in addition to shares of common stock sold with working interest in the WWJD #31-H well (See Note 5), the Company issued 400,000 shares of common stock for cash of $100,000. During the six months ended January 31, 2018 the Company issued 8,760,000 shares of common stock for cash of $2,225,000.

During the six months ended January 31, 2019 and 2018, the Company issued 1,004,808 and 645,000 shares of common stock with total fair value of $239,602 and $422,070, respectively as compensation for professional services. In addition, the Company issued 66,192 shares of common stock with a fair value of $16,481 for satisfaction of accounts payable.

During the six months ended January 31, 2019 the Company issued 630,000 shares of common stock in connection with the sale of working interest in the WWJD # 31- H Well with a fair value of $126,400. See Note 5.

Warrants:

During the six months ended January 31, 2019 and 2018, the Company issued 419,525 and 1,242,975 warrants to purchase common stock valued at $40,648 and $102,828, respectively, for professional services. Additionally, during the six months ended January, 31, 2019, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771. See Note 6.

Warrant transaction for the three months ended January 31, 2019 and 2018 are summarized as follows:

	Six Months ended January 31,
	2019	2018

Outstanding warrants - beginning	6,280,633	2,674,576
Issued	2,819,525	2,242,975
Exercised	-	-
Expired	-	-
Outstanding warrants - ending	9,100,158	4,917,551

The weighted average fair value of warrants and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

2019
Weighted average fair value	$0.23 to $0.40
Exercise price	$0.23 to $0.40
Risk-free interest rate	2.43% - 3.05%
Expected volatility of common stock	157% - 168%
Dividend yield	0.00%
Expected term of warrant	Five to Six Years

2018
Weighted average fair value	$0.27
Exercise price	$0.40
Risk-free interest rate	1.55%
Expected volatility of common stock	176.70%
Dividend yield	0.00%
Expected term of warrant	Four Years

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

The Company’s outstanding warrants at January 31, 2019 are detailed as follows:

	Number
Expiration Year	of Warrants	Exercise Price

2020	1,200,000	$0.50
2021	1,858,332	$0.40 to $1.00
2022	310,000	$0.40 to $0.60
2023	646,625	$0.23 to $0.74
2024	5,085,201	$0.34 to $0.40
	9,100,158

Stock Options

2017 Grants

During the three and six months ended January 31, 2019, the Company recognized $230,610 and $446,861, respectively, of stock-based compensation related to the vesting of options that were granted during the year ended July 31, 2018. Of this amount, the Company recognized $14,360 of additional compensation due to reduction in the exercise price from $0.40 to $0.25 on options held by the Company’s Chief Executive Officer. At January 31, 2019, of unrecognized compensation of approximately $965,000 associated with the 2017 grants will be recognized over the next 3.58 years.

2018 Grants

During the six months ended January 31, 2019, the Board of Directors authorized the grant of 2,500,000 options to purchase shares of common stock of the Company to its Chief Financial Officer, Chief Operating Officer and the Corporate Secretary. The options have an exercise price of $0.30 and expire three to five years from the date of grant. The fair value of these grants was $520,015. A portion of the options vested immediately with the remainder to vest over the next three years. For the three and six month periods ended January 31, 2019, the Company recognized stock-based compensation of $124,792 and $377,248, respectively, for these options. At January 31, 2019, unrecognized compensation related to the option grant is $142,767 which will be recognized over the next three years.

On October 10, 2018, the Board of Directors also authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant. These options have an exercise price of $0.30 and expire on October 23, 2023. The fair value of the grant was $214,726 which the Company recognized as stock-based compensation for the six month period ended January 31, 2019.

Option activity for the six months ending January 31, 2019 and 2018 is summarized as follows:

	2019		2018
	Options	Exercise price	Options	Exercise Price

Beginning balance, outstanding	28,085,000		-
Granted	3,500,000	$0.30	28,085,000	$0.40
Exercised	-		-
Forfeited or rescinded	-		-
Balance outstanding, ending	31,585,000		28,085,000

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JANUARY 31, 2019

The Company has estimated the fair value of all stock option grants using the Black-Scholes model with the following information and range of assumptions:

For the six months ended
	January 31, 2019	January 31, 2018
Weighted average fair value	$0.17 to $0.21	$0.24 to $0.27
Options issued	3,500,000	28,085,000
Exercise Price	$0.30	$0.40
Expected volatility	157% to 167%	175% to 200%
Term	Three to Five Years	Four to Five years
Risk-free rate	2.43% to 2.95%	1.57% to 1.74%

The following is a summary of the Company’s outstanding stock options as of January 31, 2019:

	Number
Expiration Year	of Options	Exercise Price

2021	2,100,000	$0.30 to $0.40
2022	27,885,000	$0.30 to $0.40
2023	1,300,000	$0.30
2024	300,000	$0.30
	31,585,000

At January 31, 2019, the Company had reserved 40,685,158 common shares for future exercise of warrants for purchase of common stock and stock options. At January 31, 2019, the Company’s stock options had no intrinsic value.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of July 31,2018, and for each of the fiscal years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas and in southeastern New Mexico. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of January 31, 2019, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas and approximately 16,000 acres in Lea County, New Mexico. We believe that our concentrated acreage positions provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our activities have been primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Grayburg, San Andres and Devonian zones in Pecos County, Texas and the Devonian, Pennsylvanian, Wolfcamp/Wolfbone and San Andres zones in Lea County, New Mexico.

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

Commodity Prices.

Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include: (1) weather conditions in the United States and where the Company’s property interests are located; (2) economic conditions, including demand for petroleum-based products, in the United States and the rest of the world; (3) actions by OPEC, the Organization of Petroleum Exporting Countries; (4) political instability in the Middle East and other major oil and natural gas producing regions; (5) governmental regulations; (6) domestic tax policy; (7) the price of foreign imports of oil and natural gas; (8) the cost of exploring for, producing and delivering oil and natural gas; (9) the discovery rate of new oil and natural gas reserves; (9) the rate of decline of existing and new oil and natural gas reserves; (10) available pipeline and other oil and natural gas transportation capacity; (11) the ability of oil and natural gas companies to raise capital; (12) the overall supply and demand for oil and natural gas; and (13) the availability of alternate fuel sources.

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

During the quarter ended January 31, 2019, the Company continued development principally consisting of drilling and development of the WWJD Well #31 H, workover operations on various wells, and further investment in unevaluated lease costs.

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

Amazing will leverage the extensive geological work done covering the acreage to select new well drilling locations. Identified and prolific pay zone horizons proven on the acreage include the Queen, Grayburg, Clearfork, Wolfcamp, Penn, Devonian, Ellenberger. Modern 3-D seismic covers most of the leasehold, where 17 deep exploratory wells were drilled in the early 2000’s targeting Devonian and Ellenberger pay at depths of 8,000-9,000 ft Measured Depth. The Seismic data set primarily targeted Devonian wells which have produced 4 BCFG and 150,000 barrels of oil in the area. Additionally, the data has identified prospects that have yet to be drilled on the acreage and a recent new field discovery by an offset operator in 2017 which will provide additional detailed geological insight as to rock properties, reserves, and production potentials. Amazing plans to shoot a larger 3-D survey which has the potential to uncover additional new target areas.

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

The Company’s Expansion Strategy includes the following:

●	Capital Expenditure Strategy for Pecos County, Texas and Lea County, New Mexico assets :

●	Pecos County, Texas and Lea County, New Mexico acreage represent the main revenue drivers for Amazing Energy.

●	Management plans to implement a monthly capital budget to drill additional wells and workover/recomplete existing wells Within both assets.

●	Seek to Acquire Additional Assets :

●	Potential pipeline acquisition with current positive cash flow.

●
The company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 states, but on a more practical basis prefers locations proximate to our current operations in Texas and New Mexico.

●	Growth through JV/ Farm Out

●
The Company intends to initiate discussions with other operators and investors for the purpose of forming joint-ventures on acreage that we currently hold as well as any acreage that we may acquire in the future.

●	Any such joint-ventures would allow Amazing to leverage the financial resources and knowledge of leading operators in an effort to enhance Amazing’s shareholders’ value.

Overview of Current Operations

Through January 31, 2019, the Company has drilled twenty-six wells on its leasehold in Pecos County, Texas. Twenty-four of the twenty-six wells are either currently producing or awaiting workover/recompletion attempts and two wells are currently shut in. During the quarter ended January 31, 2019, the Company drilled and completed one horizontal well in the San Andres formation in Pecos County, Texas (WWJD #31 H). While it is too early to evaluate the results of the new well, the Company believes that the well will be commercially productive. As a result of the recent Lea County, New Mexico acquisition (effective January 1, 2019), the Company now has seven wells that are either currently productive or awaiting workover/recompletion attempts. The Company also acquired three salt water disposal wells in the Lea County, New Mexico asset acquisition transaction.

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

Transportation and Sale of Oil

Historically, the Company’s oil and gas revenues originated from production from its properties in Texas. Beginning February 1, 2019, the Company will also begin generating oil and gas from its newly acquired properties in New Mexico. Each revenue stream is sold to a single customer through month to month contracts. While this creates a customer concentration, there are alternate buyers of the production in event the sole customer is unable or unwilling to purchase.

During the quarter ended January 31, 2019, the Company sold its oil and gas production to only two customers. Oil production was sold to Rio Energy International, Inc. and natural gas production was sold to Trans-Pecos Natural Gas Company, LLC during the six months ended January 31, 2019 and to Sunoco, LP and Trans-Pecos Natural Gas Company, LLC during the six months ended January 31, 2018. Beginning February 1, 2019, oil production in New Mexico will be sold to Plains Marketing, LP, while natural gas production will be sold to Targa Resources.

Regulation of Production

Oil and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, Texas and New Mexico, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, Texas and new Mexico impose a severance tax on production and sales of oil, and gas within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open-access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

State Regulation. Texas and New mexico regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production, while New Mexico currently imposes a 3.75% severance tax on oil and gas production as well as an additional emergency school tax (3.15%), a conservation tax (1.9%) and a production ad-valorem tax (2.2886%). States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

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

Office and Other Facilities

The Company completed its transition of its corporate headquarters to Plano, Texas during the quarter ended January 31, 2019 where it is currently subleasing space until lease renewal.

Employees

As of January 31, 2019, the Company had four full-time employees. We regularly use independent contractors and consultants to perform various field-level tasks as well as other required sevices. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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

PLAN OF OPERATION

Title to Properties

As is customary in the oil and natural gas industry, we initially conduct only a cursory review of the title to our properties. When we determine that we will conduct drilling operations on any properties, we conduct a thorough title examination and perform curative work with respect to significant defects prior to commencement of drilling operations. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion, obtain an updated title review or opinion or review previously obtained title opinions. Our oil and natural gas properties are subject to customary royalty and other interests, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect our carrying value of the properties.

Oil and Gas Leases

The typical oil and natural gas lease agreement covering our acreage positions in Pecos County, Texas and Lea County, New Mexico provide for the payment of royalties to the mineral owners for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to the working interest owners generally ranging from 75% to 80%.

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the six and three month periods ended January 31, 2019 and 2018, respectively.

Oil and Gas Production and Revenue

	Six months ended January 31,
	2019	2018	Change	% Change
Revenue, oil and gas sales	$225,828	$126,742	$99,086	78.18%
Number of BOE sold	4,754	4,665	89	1.91%
Average price per BOE	$47.50	$27.16	$20.34	74.89%
Net production (BOE)	4,901	4,851	50	1.03%
Average daily net production (BOE)	26.64	26.40	0.24	0.89%

	Three months ended January 31,
	2019	2018	Change	% Change
Revenue, oil and gas sales	$95,803	$56,148	$39,655	70.63%
Number of BOE sold	2,241	1,928	313	16.23%
Average price per BOE	$42.75	$29.12	$13.63	46.81%
Net production (BOE)	2,249	2,140	109	5.09%
Average daily net production (BOE)	24.45	23.26	1.18	5.09%

Production Costs

Production costs increased $93,935 from $88,875 for the six months ended January 31, 2018 to $182,810 for the six months ended January 31, 2019. This increase for the comparable six month period was attributable primarily to increased reasonable and customary lease operating expenses.

Production costs increased $53,157 from $42,373 for the three months ended January 31, 2018 to $95,530 for the three months ended January 31, 2019. This increase for the comparable three-month period was attributable primarily to increased reasonable and customary lease operating expenses.

Depletion, depreciation and amortization of asset retirement obligation liability accretion (“DD&A”)

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting.

For the six month period ended January 31, 2019, DD&A was $151,389 as compared to $136,006 for the six month period ended January 31, 2018. The increase in DD&A of $15,383 for the six month comparable period was primarily due to the decrease in proved reserves for the current period relative to the prior year.

For the three month period ended January 31, 2019, DD&A was $71,520 as compared to $72,889 for the three month period ended January 31, 2018. The decrease in DD&A of $1,369 for the three-month comparable period was primarily due to the change in proved reserves for the current period relative to the prior year.

General and Administrative Expenses

For the six months ended January 31, 2019, the Company’s general and administrative expenses were $2,101,599 compared to $3,998,603 for the comparative period ended January 31, 2018, a decrease of $1,897,004.

Detail of the changes in general and administrative expense is as follows:

Increase(decrease) in non-cash stock and warrant compensation	$(1,577,141)
Increase(decrease) in consulting services expense	$124,744
Increase(decrease) in investor relations expense	$35,711
Increase(decrease) in travel expense	$(85,222)
Increase(decrease) in salaries, employee benefits and payroll taxes	$(221,321)
Increase(decrease) in professional fees	$(84,924)
Increase(decrease) in general corporate expenses	$(88,851)
Total Decrease in General and Administrative Expenses	$(1,897,004)

For the three months ended January 31, 2019, the Company’s general and administrative expenses were $1,114,940 compared to $1,366,014 for the comparative quarter ended January 31, 2018, a decrease of $251,074.

Detail of the changes in general and administrative expense is as follows:

Increase(decrease) in non cash stock and warrant compensation	$(344,356)
Increase(decrease) in consulting services expense	$136,804
Increase(decrease) in investor relations expense	$108,516
Increase(decrease) in travel expense	$(69,046)
Increase(decrease) in salaries, employee benefits and payroll taxes	$64,062
Increase(decrease) in professional fees	$(71,112)
Increase(decrease) in general corporate expenses	$(75,942)
Total Decrease in General and Administrative Expenses	$(251,074)

Liquidity and Capital Resources

The Company had a working capital deficit of $3,391,491 as of January 31, 2019, compared to a working capital deficit of $786,560 as of July 31, 2018. The increase in the working capital deficit was primarily due to the net increase in accounts payable and the new short term financing of $1,900,000 related to the New Mexico asset acquisition in January, 2019.

The Company continues to seek sufficient capital to expand its drilling program. The most cost-effective source of capital would be joint-ventured working interest participation funds. A typical joint venture would involve 100% of the drilling and completion funds being provided by such working interest participants who would receive a negotiated working interest in the applicable wells.

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

Principles of Consolidation

The Company’s consolidated financial statements include all its subsidiaries.

The following table shows the wholly-owned subsidiaries of Amazing Energy Oil and Gas, Co. which are engaged in the oil and gas business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership of oil and gas leases

Jilpetco, Inc.	Texas	100%	Operating company

Oil and Gas Reserve Information

The Company’s total proved developed and undeveloped and probable oil and gas reserves and related values as of July 31, 2018 are summarized in the following table:

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

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

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

PEO and PFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the PEO and the PFO. The Certifications are required in accordance with Section 03 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). The items within this report represent the information concerning the Evaluation referred to in Section 302 Certifications and this information should be read in conjunction with Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

 PART II

ITEM 1.	LEGAL PROCEEDINGS.

Reference Note 12

ITEM 1A.	RISK FACTORS.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended January 31, 2019, the Company closed an offering of working interests and common stock which raised a total of $1,260,000 for the development of the WWJD Well #31-H.

During the six months ended January 31, 2019, the Company issued 912,500 shares of common stock for cash of $200,249.

During the six months ended January 31, 2019, the Company issued 1,005,000 shares of common stock with total fair value of $239,668 as compensation for professional services. In addition, the Company issued 66,000 shares of common stock with a fair value of $16,482 for satisfaction of accounts payable.

During the six months ended January 31, 2019, the Company issued 419,525 warrants to purchase common stock valued at $40,648 for professional services. Additionally, during the six months ended January, 31, 2019, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771.

During the six months ended January 31 2019, the Board of Directors authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to its Chief Financial Officer and 1.000.000 to its Chief Operating Officer and 500,000 options to an employee.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2019.

AMAZING ENERGY OIL AND GAS, CO.

By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

By:	Benjamin M. Dobbins
Benjamin M. Dobbins
Principal Financial Officer and Principal Accounting Officer