Form 10-Q
period 2019-04-30
Amazing Energy Oil & Gas, Co.
filed 2019-06-14
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

April 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 94,131,232 as of June 14, 2019.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
	April 30	July 31
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$113,072	$523,695
Receivable from working interest owners	103,428	33,954
Subscription receivable	410,000	-
Production revenue receivable	90,715	48,188
Other current assets	24,242	40,000
Total current assets	741,457	645,837

Oil and gas properties - proved, net	7,869,918	5,422,989
Oil and gas properties - unproved	3,970,024	3,079,492
Property and equipment, net	331,199	434,528
Other assets	122,856	78,600

TOTAL ASSETS	$13,035,454	$9,661,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,278,838	$295,015
Payable to related party	25,038	25,038
Notes payable, related parties	528,502	311,730
Note payable, acquisition	1,900,000	-
Equipment note payable	10,247	10,247
Due to working interest owners	421,565	389,562
Accrued interest payable, related parties	77,597	400,805
Total current liabilities	4,241,787	1,432,397

Long term liabilities:
Promissory note payable, net of debt discount	139,970	-
Notes payable, related parties	3,452,668	2,769,440
Equipment note payable	11,765	22,847
Asset retirement obligation	599,694	258,575

Total liabilities	8,445,884	4,483,259

Commitments and contingencies, (Note 13)	-	-

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, par value $0.01	-	90
-0- shares issued and outstanding at April 30, 2019
9,000 shares issued and outstanding at July 31, 2018
Series B, par value $0.01, 50,000 shares issued and outstanding	500	500

Common stock, par value $0.001 per share; 3,000,000,000 shares authorized;	94,110	83,977
94,106,232 issued and outstanding at April 30, 2019
83,975,232 issued and outstanding at July 31, 2018
Additional paid-in capital	41,153,075	37,637,323
Accumulated deficit	(36,658,115)	(32,543,703)
Total stockholders' equity	4,589,570	5,178,187

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,035,454	$9,661,446

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30		Nine Months Ended April 30,
	2019	2018	2019	2018

Revenue
Oil and gas sales	$151,323	$94,194	$377,151	$222,254
Oilfield service revenue	-	32,250	-	78,389
Total Revenue	151,323	126,444	377,151	300,643

Operating Expense
Production costs	174,088	23,534	356,898	118,898
Depreciation, depletion and amortization	92,287	49,224	243,676	185,230
General and administrative expense	1,073,104	1,342,797	3,174,703	5,270,392
Accretion expense	12,081	2,362	19,039	7,087
Total Operating Expenses	1,351,560	1,417,917	3,794,316	5,581,607

Loss from operations	(1,200,237)	(1,291,473)	(3,417,165)	(5,280,964)

Other (income) expense
Interest and other income	(234)	(463)	(1,508)	(881)
Interest expense	99,960	-	178,661	3,062
Financing costs, related parties	17,000	-	77,000	-
Interest expense, related parties	82,674	45,234	443,094	156,469
Total other (income) expense	199,100	44,771	697,247	158,650

Loss before taxes	(1,399,337)	(1,336,244)	(4,114,412)	(5,439,614)
Provision for income taxes	-	-	-	-

Net loss	$(1,399,337)	$(1,336,244)	$(4,114,412)	$(5,439,614)

Net Loss per share:
Net Loss per share of common stock, basic and diluted	$(0.016)	$(0.018)	$(0.048)	$(0.078)

Weighted average shares of common stock outstanding, basic and diluted	89,837,116	73,347,356	86,353,564	69,993,462

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended April 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(4,114,412)	$(5,439,614)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,549,189	3,450,393
Financing fee in debt issuance	60,000	-
Accretion expense	19,039	7,087
Depreciation, depletion and amortization	243,676	185,230
Amortization of note discount	408,741	-
Change in:
Receivable from working interest owners	(69,473)	19,045
Production revenue receivable	(42,527)	7,381
Other current assets	15,758	16,915
Other assets	25,744	(11,977)
Accounts payable and accrued liabilities	1,012,475	46,370
Due to working interest owners	32,003	4,952
Accrued interest payable	(218,312)	110,199
Net cash from operating activities	(1,078,099)	(1,604,019)

Cash Flows From Investing Activities
Investment in oil and gas properties	(4,289,393)	(748,637)
Acquisition of property and equipment	-	(455)
Proceeds from sale of oil and gas working interests	924,751	200,000
Net cash from investing activities	(3,364,642)	(549,092)

Cash Flows From Financing Activities
Proceeds from sale of common stock	1,513,200	2,525,000
Proceeds from notes payable, related parties	600,000	25,000
Proceeds from notes payable	2,400,000	-
Payments on notes payable	-	(620,829)
Payments on equipment note payable	(11,082)	-
Payments on note payable, related parties	(400,000)	(33,911)
Net cash from financing activities	4,102,118	1,895,260

Net change in cash	(340,623)	(257,851)
Cash and cash equivalents and restricted cash - beginning of period	573,695	756,603

Cash and cash equivalents and restricted cash - end of period	$233,072	$498,752

Non-cash investing and financing activities
Warrant modification with issuance of note payable, related party	$480,771	$-
Note payable, related party settled with participation in oil and gas working interest	$100,000	$-
Accounts payable settled with shares of common stock	$16,482	$-
Warrants issued with notes payable, related party	$288,000	$-
Redemption of preferred stock in exchange for note payable, related parties	$900,000	$-
Accounts payable settled with common stock and participation in oil and gas working interest	$50,000	$-
Related party note payable settled with common stock and participation in oil and gas working interest	$160,000	$-
Related party interest payable settled with common stock and participation in oil and gas working interest	$67,000	$-
Subscription receivable for sale of common stock and participation in oil and gas working interest	$410,000	$-

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common	Common	Preferred	Preferred	Additional
	stock	stock	Stock	Stock	paid-in	Accumulated
	shares	amount	shares	amount	capital	deficit	Total

Balance, July 31, 2017	66,581,040	$66,581	59,000	$590	$28,814,857	$(26,028,247)	$2,853,781

Issuance of common stock for cash	1,200,000	1,200	-	-	298,800	-	300,000
Issuance of common stock for services	100,000	100	-	-	39,851	-	39,951
Warrants issued for services	-	-	-	-	274,112	-	274,112
Stock Options issued for services	-	-	-	-	1,572,866	-	1,572,866
Net loss	-	-	-	-	-	(2,682,669)	(2,682,669)

Balance, October 30, 2017	67,881,040	$67,881	59,000	$590	$31,000,486	$(28,710,916)	$2,358,041

Issuance of common stock for cash	6,650,000	6,650	-	-	1,655,850	-	1,662,500
Issuance of common stock for services	544,970	545	-	-	381,525	-	382,070
Warrants issued for services	-	-	-	-	102,828	-	102,828
Stock Options issued for services	-	-	-	-	216,251	-	216,251
Net loss	-	-	-	-		(1,420,701)	(1,420,701)

Balance, January 31, 2018	75,076,010	$75,076	59,000	$590	$33,356,940	$(30,131,617)	$3,300,989

Issuance of common stock for cash	2,250,010	2,250	-	-	560,250	-	562,500
Issuance of common stock for services	211,656	212	-	-	112,987	-	113,199
Warrants issued in connection with lease interests	-	-	-	-	77,962	-	77,962
Warrants issued in connection with promissory note	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	532,817	-	532,817
Stock Options issued for services	-	-	-	-	216,298	-	216,298
Net loss	-	-	-	-	-	(1,336,244)	(1,336,244)

Balance, April 30, 2018	77,537,676	$77,538	59,000	$590	$34,857,254	$(31,467,861)	$3,467,521

Balance, July 31, 2018	83,975,232	$83,977	59,000	$590	$37,637,323	$(32,543,703)	$5,178,187

Issuance of common stock for cash	400,000	400	-	-	99,600	-	100,000
Issuance of common stock for services	599,000	599	-	-	141,169	-	141,768
Warrants issued for services	-	-	-	-	23,449	-	23,449
Stock Options issued for services	-	-	-	-	448,976	-	448,976
Accounts payable settled with shares of common stock	66,000	66	-	-	16,416	-	16,482
Warrants issued with notes payable, related party	-	-	-	-	288,000	-	288,000
Warrant modification with issuance of note payable, related party	-	-	-	-	480,771	-	480,771
Net loss	-	-	-	-		(1,387,842)	(1,387,842)

Balance, October 31, 2018	85,040,232	$85,042	59,000	$590	$39,135,704	$(33,931,545)	$5,289,791

Issuance of common stock for services	406,000	408	-	-	97,495	-	97,903
Issuance of common stock in offering for working interest	630,000	630	-	-	125,770	-	126,400
Warrants issued for services	-	-	-	-	17,199	-	17,199
Stock Options issued for services	-	-	-	-	326,094	-	326,094
Net loss	-	-	-	-	-	(1,327,233)	(1,327,233)

Balance, January 31, 2019	86,076,232	$86,080	59,000	$590	$39,702,262	$(35,258,778)	$4,530,154

Issuance of common stock for cash	1,100,000	1,100	-	-	273,900	-	275,000
Issuance of common stock for services	370,000	370	-	-	101,730	-	102,100
Issuance of common stock in offering for working interest, net of offering costs	6,560,000	6,560	-	-	1,583,390	-	1,589,950
Redemption of Preferred Stock - Series A	-	-	(9,000)	(90)	(899,910)	-	(900,000)
Warrants issued for services	-	-	-	-	89,010	-	89,010
Stock Options issued for services	-	-	-	-	302,693	-	302,693
Net loss	-	-	-	-	-	(1,399,337)	(1,399,337)

Balance, April 30, 2019	94,106,232	$94,110	50,000	$500	$41,153,075	$(36,658,115)	$4,589,570

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of April 30, 2019, and its results of operations for the three and nine months ended April 30, 2019 and 2018, and cash flows for the nine months ended April 30, 2019 and 2018. The balance sheet at July 31, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018.

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, LLC, Amazing Energy, Inc., Amazing Energy Holdings LLC, and Jilpetco, Inc. All significant intercompany balances and transactions have been eliminated.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2019, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying Consolidated Balance Sheet, the Company has an accumulated deficit of $36,658,115. At April 30, 2019, the Company’s working capital deficit was $3,500,330 compared to $786,560 at July 31, 2018. The increase in the working capital deficit was primarily due to the net increase in accounts payable and the new financing of $1,900,000 related to the New Mexico asset acquisition in January, 2019. Achievement of the Company’s objectives will be dependent upon its ability to obtain additional financing, to locate profitable mineral properties, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional production. However, there is no assurance that the Company will be able to achieve these objectives; therefore, substantial doubt about its ability to continue as a going concern exists. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Revenue Recognition

The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company’s Consolidated Statements of Operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in Accounting Standard Codification (“ASC”) 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At April 30, 2019, the Company had receivables related to contracts with customers of $90,715.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

Detailed revenue for the nine and three months ended April 30, 2019 and 2018 is as follows:

	Three months ended April 30,
	2019	2018
Oil	$151,323	$113,264
Gas	-	13,180
Total	$151,323	$126,444

	Nine months ended April 30,
	2019	2018
Oil	$376,134	$252,855
Gas	1,017	47,788
Total	$377,151	$300,643

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

Historically, the Company’s oil and gas revenues originated from production from its properties in Texas. Beginning February 1, 2019, the Company began generating oil and gas from its newly acquired properties in New Mexico. Each revenue stream is sold to a single customer through month to month contracts. While this creates a customer concentration, there are alternative buyers of the production in the event the limited number of customers are unable or unwilling to purchase.

During the nine months ended April 30, 2019, the Company sold its oil and gas production to only four customers. Oil production was sold to Rio Energy International, Inc. and to Plains Marketing L.P. Natural gas production was sold to Trans-Pecos Natural Gas Company, LLC and Targa Resources. During the nine months ended April 30, 2018, oil and gas production was sold to Sunoco, LP and Trans-Pecos Natural Gas Company, LLC, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of April 30, 2019, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties and a $70,000 cash deposit with the state of New Mexico for the Operator Bond required for the Company’s wholly owned subsidiary, Jilpetco, Inc., to operate the New Mexico properties. These amounts are presented in Other assets on the Consolidated Balance Sheet. Management has complete discretionary authority over the use of unrestricted cash.

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
April 30, 2019

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

Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling Test”). If the capitalized costs of our oil and gas properties, net of accumulated amortization and related deferred income taxes, exceed the “Ceiling”, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. The Ceiling Tests did not result in an impairment of our oil and natural properties at April 30, 2019 or July 31, 2018.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At April 30, 2019 and April 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this update as of August 1, 2018. Cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows includes restricted cash of $120,000 and $50,000 as of April 30, 2019 and July 31, 2018, respectively.

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

The outstanding securities at April 30, 2019 and 2018, that could have a dilutive effect on future periods are as follows:

	April 30, 2019	April 30, 2018
Convertible preferred stock	5,500,000	6,490,000
Warrants	10,576,308	5,948,408
Stock options	32,085,000	28,085,000

Total potential dilution	48,161,308	40,523,408

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

For the three and nine month periods ended April 30, 2019 and 2018, the effect of this potential dilution has not been recognized since it would have been anti-dilutive.

NOTE 4 – PROPERTY AND EQUIPMENT

As of April 30, 2019 and July 31, 2018, the property and equipment asset balance was composed of the following:

	April 30, 2019	July 31, 2018

Drilling equipment	$811,340	$811,340
Other equipment	42,189	52,864
	853,529	864,204
Less: Accumulated depreciation	(522,330)	(429,676)
Total property and equipment	$331,199	$434,528

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas and New Mexico. The Company’s oil and gas properties are located entirely in the United States.

As of April 30, 2019, the Company has drilled and completed twenty-six (26) wells on the Pecos County, Texas leasehold premises. The company owns a 100% working interest (75% net revenue interest) in twenty-five (25) of the wells and a 37% working interest (27.75% net revenue interest) WWJD #31-H. Two wells are currently shut-in and will probably be converted to injection wells associated with a future water-flood plan.

On January 28, 2019, but by the terms of the purchase agreement made effective January 1, 2019, the Company acquired several oil and gas producing leaseholds in Lea County, New Mexico. As of April 30, 2019, the Company operated seven (7) producing wells in Lea County, New Mexico and three (3) salt water disposal wells. The Company currently has a 56.25% working interest (42.1875% net revenue interest) in six of the producing wells and a 7.05% working interest (5.2875% net revenue interest) in one well, the Moe 35 1-04H.

The Texas and New Mexico oil and gas property balances at April 30, 2019 and July 31, 2018, are set forth in the table below:

	April 30, 2019	July 31,2018

Unproved properties not subject to amortization	$3,970,024	$3,079,492
Property costs subject to amortization	8,904,666	6,627,470
Asset retirement obligation, asset	516,696	194,615
Total cost of oil and gas properties	13,391,386	9,901,577
Less: Accumulated depletion	(1,551,444)	(1,399,096)
Oil and gas properties, net full cost method	$11,839,942	$8,502,481

The Company’s mineral lease interests represent the leased acreage within the Pecos County, Texas 70,000 acres and the approximately 16,000 leased acreage within the New Mexico project as of April 30, 2019. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the 70,000 Pecos County, Texas acreage not under lease at April 30, 2019. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired those trust funds are available to pay the lease cost per acre at predetermined amounts.

The Company is obligated to pay certain bonus lease payments related to certain of its lease properties. The Company is required to pay $27,000 on the JT Walker lease annually on August 7th. The Company is also required to pay $200,000 every five years on August 7th for the JPMorgan lease. The most recent payment on the JPMorgan lease was made in July, 2017. The next JPMorgan lease payment is due on August 7, 2022. The Company is current in its lease payments under all of these leases.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

On October 17, 2018, the Company acquired the deep rights in 26,000 mostly contiguous acres in the Permian Basin in Pecos County, Texas. With that acquisition, the Company now has a right to explore and develop all depths within 61,000 acres of the 70,000 acres that it controls in Pecos County, Texas and the right to explore and develop the remaining 9,000 acres to a depth defined at 100 feet below the bottom of the San Andres formation (approximately 3,000 feet). The purchased acreage is subject to the same option terms that are applicable to the other Pecos County, Texas acreage controlled by the Company. The cost of the acquisition was $500,000.

During the nine months ended April 30, 2019, the Company offered an opportunity to several investors for participation in development of the WWJD #31- H well. The investment was offered to joint venture working interest partners (the “ WWJD #31 Partners”) who paid 100% of all recompletion costs on a turnkey basis for the development of the horizontal well. In exchange, the WWJD #31 Partners received a 63% working interest in the well-bore, but will receive a preferred payout of 75% of the net monthly revenue to the working interest until such time that they have received a cumulative payout equal to 110% of their initial investment. As of April 30, 2019, fluid was being recovered from the fracturing performed during the recompletion.

In addition, the WWJD #31 Partners received shares of the Company’s common stock proportionately to their cash investment (at the rate of one half share of common stock for each $1.00 invested in the well). Proceeds from the offering received during the nine months ended April 30, 2019 totaled $1,260,000, which was first allocated to the shares of common stock based on the fair value of the shares on the date of each shareholders’ investment and the remainder of the proceeds were allocated to the percentage participation interest acquired by the participants. Proceeds received during the nine months ended April 30, 2019 are as follows:

		Allocated to		Working interest
		Common stock		in WWJD Well #31
	Proceeds	No. of Shares	Value	Participation % Interest	Value

Cash	$1,025,000	512,500	$100,249	51.25%	$924,751
Settlement of accounts payable and accrued liabilities	25,000	12,500	2,251	1.25%	22,749
Settlement of accrued interest payable, related party	50,000	25,000	5,000	2.50%	45,000
Settlement of notes payable, related parties	160,000	80,000	18,900	8.00%	141,100
Totals	$1,260,000	630,000	$126,400	63.00%	$1,133,600

Mr. Will McAndrew, the Company’s CEO, participated in the above transaction in exchange for settlement of accounts payable and accrued liabilities representing accrued compensation of $25,000 due to him.

On October 12, 2018, the Company entered into an Option Agreement for the acquisition of several oil and gas producing leaseholds in New Mexico. At the date that the Option Agreement was executed, the Company paid the potential seller a non-refundable deposit of $100,000, with the understanding that the cash deposit would be applied against the negotiated purchase price if a purchase was consummated. The Company exercised its option to purchase the New Mexico properties and the transaction was closed effective January 1, 2019. The negotiated purchase price was $2,000,000, and in addition to applying the $100,000 deposit against the purchase price, the Seller agreed to take a $1,900,000 promissory note, which will become due and payable, including accrued interest at a rate of 7% per annum, on December 31, 2019.

During the three months ended April 30, 2019, the Company offered an opportunity to several investors to participate in a recompletion attempt on the Moe 35 1-04H which is located in Lea County, New Mexico. The investment was offered to joint venture working interest partners (the “Moe Partners”) who will pay 100% of all completion costs on a turnkey basis for the development and reworking of the horizontal well. In exchange, the Moe Partners received working interests in the well-bore and they will receive a preferred payout of 75% of the net monthly revenue to the working interest until such time that they have received a cumulative payout equal to 110% of their investment. Proceeds received from the sale of the working interests in the well and common stock issued to participating Moe Partners during the three months ended April 30, 2019 are summarized as follows:

		Allocated to		Working interest
		Common stock		in Moe 35 1-04H
	Proceeds	No. of Shares	Value	Participation % Interest	Value

Cash	$1,088,000	4,352,000	$1,088,000	29.740%	$-
Subscription receivable	410,000	1,640,000	$410,000	11.210%
Settlement of accounts payable and accrued liabilities	25,000	100,000	25,000	0.750%	-
Settlement of accrued interest payable, related party	17,000	68,000	17,000	1.275%	-
Settlement of notes payable, related parties	100,000	400,000	100,000	6.225%	-

Totals	$1,640,000	6,560,000	$1,640,000	49.200%	$-

Mr. Will McAndrew, the Company’s CEO, participated in the above transaction in exchange for settlement of accounts payable and accrued liabilities representing accrued compensation of $25,000 due to him.

At April 30, 2019 the recompletion of the Moe well was in progress.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

NOTE 6 – NOTES PAYABLE

Notes payable, related parties

On January 3, 2011, the Company formalized a loan agreement for $1,940,000 with Jed Miesner, who at the time, was the Company’s CEO and Chairman. The loan, which is scheduled to mature on December 31, 2030, had an original interest at the rate of 8% per annum and was collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro, Ltd., an entity controlled by Jed Miesner for $1,100,000. The loan, which is scheduled to mature on December 31, 2030, had an original interest rate of 8% per annum, and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

On December 30, 2010, Amazing Energy, LLC entered into a $2,000,000 line-of-credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

Terms of the $1,940,000 note and the $1,100,000 note were modified effective February 1, 2017, pursuant to an agreement between Jed Miesner, Petro Pro, Ltd. and the Company. Beginning February 1, 2017, and continuing through February 1, 2019, the interest rate on the two aforementioned notes was reduced from 8% to 6% per annum. After February 1, 2019, and continuing through the maturity date of the two notes (December 31, 2030), the annual interest rate on the two notes was set at a rate equal to the Happy State Bank prime rate of 7.5% plus 2% at April 30, 2019.

Effective April 1, 2019 the Company redeemed all of the issued and outstanding shares of its Series A Preferred Stock. The holder of 100% of the Series A was Jed Miesner. The Company redeemed all 9,000 shares of the Series A, which had the voting power equivalent to 90,000,000 shares of the Company’s common stock, for the consideration of $100.00 per share, or a total payment of $900,000. The redemption price was effectuated through an increase in the principal balance of a promissory note issued to Miesner by the Company’s wholly owned subsidiary Amazing Energy, LLC. The principal balance of the Note was increased from $1,940,000 to $2,840,000.

Principal maturities for the two loan agreements and the credit facility outstanding at April 30, 2019 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending October 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2019	$310,995	$176,337	$41,170	$528,502
2020	67,272	38,144	-	105,416
2021	72,655	41,196	-	113,851
2022	78,467	44,492	-	122,959
2023	84,744	48,051	-	132,795
Subsequent years	2,225,867	751,780	-	2,977,647
	$2,840,000	$1,100,000	$41,170	$3,981,170

As of April 30, 2019 and July 31, 2018, the accrued and unpaid interest on these borrowings was $77,597 and $400,805, respectively. Related party interest expense for the nine months ended April 30, 2019 and 2018 was $155,090 and $93,195, respectively. On September 10, 2018, the Company agreed to pay accrued interest of $309,130 on or before December 31, 2018 and $169,168 on or before February 28, 2019 for a total of $478,298. During the three months ended January 31, 2019, Mr. Miesner obtained participation in the WWJD Well #31-H and shares of the Company’s common stock in exchange for $50,000 of accrued interest due to him (see Note 5). At April 30, 2019, all required payments under the September 10, 2018 agreement, as amended, have been satisfied.

At April 30, 2019, the balance of the notes and accrued interest was convertible into membership shares of Amazing Energy, LLC, a wholly owned subsidiary of the Company at $0.60 per membership share.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

Promissory notes payable, related parties

On October 16, 2018, the Company entered into promissory notes with its Chairman of the Board and one of its Directors to fund the acquisition of the Wyatt properties in Pecos County, Texas and to allow the Company enter into an Option Agreement for acquisition of several oil and gas producing properties in Lea County, New Mexico. The aggregate principal amount of the two new notes was $600,000. The notes required a placement fee of $60,000 (equal to 10% of the principal amounts of the loans), which was expensed as financing costs during the nine months ended April 30, 2019. As additional consideration for the financing, the Company issued 2,400,000 warrants for the right to acquire its common stock at an exercise price of $0.25 per share for a term of six years. As a result, the Company recorded a debt discount of $288,000 to account for the relative fair value of the warrants (see note 9). The debt discount is being amortized as interest expense over the term of the note.

On October 26, 2018, the Company paid $400,000 on the promissory notes. During the nine months ended April 30, 2019, an additional $160,000 of the promissory notes were satisfied through the holders participation in the offering of working interest in the WWJD #31H and Moe 35 1-04H. The note holders received a 6.225 % working interest in the WWJD #31-H well and 400,000 shares of the Company’s common stock (see Note 5). The remaining related party note balance of $100,000 was satisfied on April 10 by granting a 3% working interest in the Moe 35 1-04H well via the remaining note holder’s election to participate in the Company’s offering to raise capital for the recompletion of the well. At April 30, 2019, the notes have been paid in full and the related debt discount has been fully amortized. Related party financing costs on these notes for the three and nine months ended April 30, 2019 was $17,000 and $77,000, respectively.

Promissory note payable

On October 22, 2018, the Company entered into a promissory note with Bories Capital, LLC (Bories) for $500,000, the owner of which is a holder of all of the outstanding shares of the Company’s Preferred B stock. The note bears interest at the Hancock Whitney Bank prime rate plus two percent (7.50% at April 30, 2019) and is due in full at maturity on October 24, 2020. Interest is payable monthly beginning on November 30, 2018. As additional consideration for the note, the Company agreed to modify the terms of 2,674,576 warrants to acquire common stock held by the owner of Bories. The warrants were amended to change the exercise price from $0.60 to $0.40 per share and extend the expiration date from July 31, 2019 to April 1, 2024. These modifications resulted in financing fee of $480,771 which represents the difference in the fair value of the warrants before and after the change in terms. The amount was recognized as a discount on the note and is being amortized as interest expense over the term of the note. Amortization of $120,741 was recognized as interest expense during the nine months ended April 30, 2019. At April 30, 2019, the discount balance is $360,030.

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

Note payable, acquisition

On October 12, 2018 the Company entered into an agreement for the acquisition of oil and gas producing interest in New Mexico for $2,000,000. During the quarter ended January 31, 2019 the company closed on the transaction with a seller financing note payable of $1,900,000. The note bears interest of 7% and the entire balance of principal and interest is due at maturity on December 31, 2019. See Note 5.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The information below details the asset retirement obligation for the nine months ended April 30, 2019 and 2018 as follows:

Balance, July 31, 2018	$258,575

Asset retirement obligation incurred	322,081
Accretion expense	19,038

Balance, April 30, 2019	$599,694

Balance, July 31, 2017	$183,397

Asset retirement obligation incurred	-
Accretion expense	7,087

Balance, April 30, 2018	$190,484

The asset obligation incurred is connected with the acquired wells in the Lea County, New Mexico acquisition and wells placed into production in the Pecos County, Texas project during the nine months ended April 30, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

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

On March 26, 2019, Amazing Energy Oil and Gas Co. (AEOG) was served with a lawsuit (Cause No. 75747C) in the 251st district Court in Randall County, Texas. AEOG was named as defendant in a suit filed by Stephen Salgado, the Company’s former Chief Financial Officer. The suit alleges that AEOG breached the terms of Mr. Salgado’s Employment Agreement by assigning him duties and responsibilities that were inconsistent with his Chief Financial Officer position; thereby entitling him to resign “For Cause”. The case is in the early stages of discovery as to the claims against the Company. The Company plans to vigorously defend the case. Management does not believe that the pending litigation, disputes or claims alleged by Mr. Salgado against the Company would have a material adverse effect on the Company’s financial position, cash flows, or results of operations in the unlikely event that the case is decided against the Company.

Lease commitments

The Company, as lessee, subleases its corporate headquarters in Plano, Texas at a cost of $3,500 per month. Effective May 1, 2019, the Company assumed the lease obligation until its November 30, 2019 expiration date at which time the lease will renew for three years with the Company as lessee.

Oil and gas lease commitments

The Company is obligated to pay royalties to holders of oil and natural gas interests in its Texas and New Mexico operations. The Company is also obligated to pay other working interest owners, if any, a pro-rata portion of revenues generated from oil and gas sales, after deducting all leasehold operating expenses.

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
April 30, 2019

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

Series A convertible preferred stock:

The Company had 9,000 shares of Series A preferred stock outstanding at January 31, 2019. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value.

Effective April 1, 2019 the Company redeemed all of the issued and outstanding shares of its Series A Preferred Stock. The holder of 100% of the Series A was Jed Miesner. The Company redeemed 9,000 shares of the Series A, which had the voting power equivalent to 90,000,000 shares of the Company’s common stock, for the consideration of $100.00 per share, or a total payment of $900,000. The redemption price was effectuated through an increase in the principal balance of a promissory note issued to Mr. Miesner by the Company’s wholly owned subsidiary Amazing Energy, LLC. The principal balance of the Note was increased from $1,940,000 to $2,840,000.

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at April 30, 2019. These shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

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
April 30, 2019

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

Common Stock

During the nine months ended April 30, 2019, in addition to shares of common stock sold with working interest in the wells WWJD #31-H and the Moe 35 1-04H (See Note 5), the Company issued 1,500,000 shares of common stock for cash of $375,000. Sales of 1,100,000 of these common shares included warrants to purchase 275,000 shares of the Company’s common stock for $0.50 for a period of three years. During the nine months ended April 30, 2018 the Company issued 10,100,000 shares of common stock for cash of $2,525,000.

During the nine months ended April 30, 2019 and 2018, the Company issued 1,374,808 and 856,636 shares of common stock with total fair value of $341,702 and $561,168, respectively as compensation for professional services. In addition, the Company issued 66,192 shares of common stock with a fair value of $16,482 for satisfaction of accounts payable.

During the nine months ended April 30, 2019 the Company issued 7,190,000 shares of common stock in connection with the sale of working interest in the WWJD # 31- H and the Moe 35 1-04H wells with a fair value of $1,766,400. See Note 5. Commission of $50,050 was paid relating to these sales. At April 30, 2019, subscription receivables related to these sales of $410,000 had not yet been received. As of May 22, 2019, all funds have been received.

Warrants:

During the nine months ended April 30, 2019 and 2018, the Company issued 1,620,675 and 3,273,832 warrants to purchase common stock valued at $129,658 and $987,718, respectively, for professional services. Additionally, during the nine months ended April 30, 2019, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771. See Note 6.

Warrant transactions for the nine months ended April 30, 2019 and 2018 are summarized as follows:

	Nine Months ended April 30,
	2019	2018

Outstanding warrants - beginning	6,280,633	2,674,576
Issued	4,295,675	3,273,832
Exercised	-	-
Expired	-	-

Outstanding warrants - ending	10,576,308	5,948,408

The weighted average fair value of warrants and the key assumptions used in the Black-Scholes valuation model to calculate the fair value, are as follows:

2019
Weighted average fair value	$0.12 to $0.47
Exercise price	$0.23 to $0.50
Risk-free interest rate	2.23% - 3.05%
Expected volatility of common stock	157% - 168%
Dividend yield	0.00%
Expected term of warrant	Three to Six Years

2018
Weighted average fair value	$0.27
Exercise price	$0.40 to $1.00
Risk-free interest rate	2.54%
Expected volatility of common stock	168.97%
Dividend yield	0.00%
Expected term of warrant	Four Years

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

The Company’s outstanding warrants at April 30, 2019 are detailed as follows:

	Number
Expiration Year	of Warrants	Exercise Price

2020	1,200,000	$0.50
2021	1,858,332	$0.40 to $1.00
2022	785,200	$0.25 to $0.60
2023	646,625	$0.23 to $0.74
2024	6,086,151	$0.31 to $0.40

	10,576,308

Stock Options

Stock Option based compensation from Fiscal Year 2018 Grants

During the three and nine months ended April 30, 2019, the Company recognized $192,243 and $639,195, respectively, of stock-based compensation related to the vesting of options that were granted during the year ended July 31, 2018. Of this amount, the Company recognized $14,360 of additional compensation due to reduction in the exercise price from $0.40 to $0.25 on options held by the Company’s Chief Executive Officer. At April 30, 2019, of unrecognized compensation of approximately $1,372,100 associated with the 2017 grants will be recognized over the next 3.33 years.

Stock Option based compensation from Fiscal Year 2019 Grants

During the nine months ended April 30, 2019, the Board of Directors authorized the grant of 3,000,000 options to purchase shares of common stock of the Company to its Chief Financial Officer, Chief Operating Officer, Corporate Secretary and to its Assistant Controller. The options have an exercise price of $0.30 and expire three to five years from the date of grant. The fair value of these grants was $677,036. A portion of the options vested immediately with the remainder to vest over the next three years. For the three and nine month periods ended April 30, 2019, the Company recognized stock-based compensation of $110,450 and $223,908, respectively, for these options. At April 30, 2019, unrecognized compensation related to the option grants is $453,128 which will be recognized over the next three years.

On October 10, 2018, the Board of Directors also authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant. These options have an exercise price of $0.30 and expire on October 23, 2023. The fair value of the grant was $214,726 which the Company recognized as stock-based compensation for the nine month period ended April 30, 2019.

Option activity for the nine months ending April 30, 2019 and 2018 is summarized as follows:

	For the nine months ended April 30
	2019		2018
	Options	Exercise price	Options	Exercise Price

Beginning balance, outstanding	28,085,000		-
Granted	4,000,000	$0.30	28,085,000	$0.40
Exercised	-		-
Forfeited or rescinded	-		-
Balance outstanding, ending	32,085,000		28,085,000

Outstanding at the end of the period, vested	9,675,000		5,437,500

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 30, 2019

The Company has estimated the fair value of all stock option grants using the Black-Scholes model with the following information and range of assumptions:

For the nine months ended
	April 30, 2019	April 30, 2018
Weighted average fair value	$0.02 to $0.17	$0.24 to $0.27
Options issued	4,000,000	28,085,000
Exercise Price	$0.30	$0.40
Expected volatility	157 % to 166%	175% to 200%
Term	Three to Five Years	Four to Five years
Risk-free rate	2.49% to 2.96%	1.57% to 1.74%

The following is a summary of the Company’s outstanding stock options as of April 30, 2019:

	Number
Expiration Year	of Options	Exercise Price

2021	2,600,000	$0.30 to $0.40
2022	27,885,000	$0.25 to $0.40
2023	1,300,000	$0.30
2024	300,000	$0.30

	32,085,000

At April 30, 2019, the Company had reserved 42,661,308 common shares for future exercise of warrants for purchase of common stock and stock options. At April 30, 2019, the Company’s stock options had no intrinsic value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto date July 31, 2018. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas and in southeastern New Mexico. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of April 30, 2019, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas and approximately 16,000 acres in Lea County, New Mexico. We believe that our concentrated acreage positions provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Historically, our activities have been primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Recently, however, the Company has had several successful completions in the deeper San Andres zone of its Pecos County, Texas and Lea County, New Mexico properties. Future drilling targets could include the Grayburg, Clear Fork, Glorietta, and Devonian zones in Pecos County, Texas and the Devonian, Pennsylvanian and Wolfcamp/Wolfbone zones in Lea County, New Mexico.

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

Fiscal Year 2018 Activity

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

Fiscal Year 2019 Activity

During the fiscal year to date, the Company has continued to raise funds to drill oil and gas wells located within the approximately 70,000 acres, in Pecos County, Texas and the approximate 16,000 acres in Lea County, New Mexico, where our leasehold rights currently exist. Our fund raising activities have been primarily through joint venture working interest holder participations, whereby the Company has retained a carried working interest. In order to keep the leasehold in good standing, we adhere to the Continuous Drilling Clause for each respective lease and strictly adhere to the requirements within said Drilling Clauses. The level of capital expenditures for the remainder of the fiscal year will significantly depend on the future market prices for oil and the Company’s ability to source the necessary capital to fund the drilling of any wells in the future.

At April 30, 2019, the Company has a 100% working interest in twenty-five (25) wells and a 37% working interest in the WWJD #31-H well located in the Pecos County, Texas leasehold premises. The Company has drilled 26 wells throughout the property, with twenty-four of the wells being either current producers or subjects of a scheduled workover/recompletion plan. Two wells are currently shut-in and will probably be converted to injection wells associated with a future water-flood plan.

Effective January 1, 2019 the Company acquired several oil and gas producing leaseholds in Lea County, New Mexico. At April 30, 2019 the Company has seven producing wells and three salt water disposal wells in the Lea County project.

During the nine months ended April 30, 2019, the Company continued its development activities by completing the WWJD #31-H well in Pecos County, Texas and by recompleting the Moe 35 1-04 H well and working over the Maxwell 24-1H well which are located on two of the newly acquired properties in Lea County, New Mexico.

Additionally, the WWJD #30 well was drilled to a total depth of 1,768 feet and Amazing encountered approximately fourteen feet of pay zone thickness based on comparison to a southern offset well. The Company completed the well utilizing a technique known as an “open hole completion”. Once the well quit flowing on its own, a pump jack system was installed to restart oil production. The well is currently producing an average of 5-7 BOPD.

On October 17, 2018 the Company closed on the acquisition of the deep rights in 26,000 mostly contiguous acres in the Permian Basin in Pecos County, Texas. Post-closing the Company now controls all rights to all depths within the 61,000 acres with undivided mineral interest and rights to the depth of 3,000 feet to surface on its additional ~9,000 acres. The purchased acreage is subject to the same option terms that are applicable to the other Pecos County, Texas acreage controlled by the Company. Jilpetco, Inc. will be the operator of record on all current and future wells, if any, on the acquired acreage. The cost of the acquisition was $500,000.

Amazing will leverage the extensive geological work done on the Pecos County, Texas acreage to select new well drilling locations. Identified and prolific pay zone horizons proven on the acreage include the Queen, Grayburg, Clear- Fork, Wolfcamp, Pennsylvanian, Devonian and Ellenberger. Modern 3-D seismic covers most of the leasehold, where 17 deep exploratory wells were drilled in the early 2000’s targeting Devonian and Ellenberger pay at depths of 8,000-9,000 foot Measured Depth. The Seismic data set primarily targeted Devonian wells which have produced 4 BCFG and 150,000 barrels of oil in the area. Additionally, the data has identified prospects that have yet to be drilled on the acreage and a recent new field discovery by an offset operator in 2017 which will provide additional detailed geological insight as to rock properties, reserves, and production potentials. Amazing plans to shoot a larger 3-D survey which has the potential to uncover additional new target areas.

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

Overview of Current Operations

Through April 30, 2019, the Company has drilled twenty-six wells on its leasehold in Pecos County, Texas. Twenty-four of the twenty-six wells are either currently producing or awaiting workover/recompletion attempts and two wells are currently shut in. During the quarter ended April 30, 2019, the Company drilled and completed one horizontal well in the San Andres formation in Pecos County, Texas (WWJD #31 H). While it is too early to evaluate the results of the new well, the Company believes that the well will be commercially productive. As a result of the recent Lea County, New Mexico acquisition (effective January 1, 2019), the Company now has seven additional wells that are currently producing oil and gas. The Company also acquired three salt water disposal wells in the Lea County, New Mexico asset acquisition transaction.

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

During the nine months ended April 30, 2019, the Company sold its oil and gas production to only four customers. Oil production was sold to Rio Energy International, Inc. and to Plains Marketing L.P., and natural gas production was sold to Trans-Pecos Natural Gas Company, LLC and Targa Resources. During the nine months ended April 30, 2018, oil and gas production was sold to Sunoco, LP and Trans-Pecos Natural Gas Company, LLC, respectively.

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

Several states, including Texas, and local jurisdictions, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flow-back fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells.

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

Office and Other Facilities

The Company, as lessee, subleases its corporate headquarters in Plano, Texas at a cost of $3,500 per month. Effective May 1, 2019 the Company assumed the lease obligation until its November 30, 2019 expiration date at which time the lease will renew for three years with the Company as lessee.

Employees

As of April 30, 2019, the Company had four full-time employees. We regularly use independent contractors and consultants to perform various field-level tasks as well as other required services. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the three and nine month periods ended April 30, 2019 and 2018, respectively.

	Three months ended April 30,
	2019	2018	Change	% Change
Revenue, oil and gas sales	$151,323	$94,194	$57,129	60.65%
Number of BOE sold	2,806	2,613	193	7.39%
Average price per BOE	$53.93	$36.05	$17.88	49.60%
Net production (BOE)	3,070	2,530	540	21.34%
Average daily net production (BOE)	33.37	27.50	5.87	21.34%

	Nine months ended April 30,
	2019	2018	Change	% Change
Revenue, oil and gas sales	$377,151	$222,254	$154,897	69.69%
Number of BOE sold	7,560	7,278	282	3.87%
Average price per BOE	$49.89	$30.54	$19.35	63.36%
Net production (BOE)	10,551	7,381	3,170	42.95%
Average daily net production (BOE)	38.65	27.04	11.61	42.95%

Oil and Gas Production and Revenue

Production Costs

Production costs increased $150,554 from $23,534 for the three months ended April 30, 2018 to $174,088 for the three months ended April 30, 2019. This increase for the comparable three-month period was attributable primarily to increased reasonable and customary lease operating expenses.

Production costs increased $238,000 from $118,898 for the nine months ended April, 2018 to $356,898 for the nine months ended April 30, 2019. This increase for the comparable nine month period was attributable primarily to increased reasonable and customary lease operating expenses.

Depletion, depreciation and amortization of asset retirement obligation liability accretion (“DD&A”)

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting. For the three month period ended April 30, 2019, DD&A was $92,287 as compared to $49,224 for the three month period ended April 30, 2018. The increase in DD&A of $43,063 for the three-month comparable period was primarily due to the change in proved reserves for the current period relative to the prior year.

For the nine month period ended April 30, 2019, DD&A was $243,676 as compared to $185,230 for the nine month period ended April 30, 2018. The increase in DD&A of $58,446 for the nine month comparable period was primarily due to the change in proved reserves for the current period relative to the prior year.

General and Administrative Expenses

For the three months ended April 30, 2019, the Company’s general and administrative expenses were $1,073,104 compared to $1,342,797 for the comparative quarter ended April 30, 2018, a decrease of $269,693.

Detail of the changes in general and administrative expense is as follows:

Increase(decrease) in non cash stock and warrant compensation	$(353,214)
Increase(decrease) in consulting services expense	(9,574)
Increase(decrease) in investor relations expense	45,352
Increase(decrease) in travel expense	23,332
Increase(decrease) in salaries, employee benefits and payroll taxes	79,072
Increase(decrease) in professional fees	13,929
Increase(decrease) in general corporate expenses	(68,590)

Total Decrease in General and Administrative Expenses	$(269,693)

For the nine months ended April 30, 2019, the Company’s general and administrative expenses were $3,174,703 compared to $5,270,392 for the comparative period ended April 30, 2018, a decrease of $2,095,689.

Detail of the changes in general and administrative expense is as follows:

Increase(decrease) in non-cash stock and warrant compensation	$(1,930,355)
Increase(decrease) in consulting services expense	115,172
Increase(decrease) in investor relations expense	81,062
Increase(decrease) in travel expense	(61,919)
Increase(decrease) in salaries, employee benefits and payroll taxes	(142,249)
Increase(decrease) in professional fees	(70,996)
Increase(decrease) in general corporate expenses	(86,404)

Total Decrease in General and Administrative Expenses	$(2,095,689)

Liquidity and Capital Resources

The Company had a working capital deficit of $3,500,330 as of April 30, 2019, compared to a working capital deficit of $786,560 as of July 31, 2018. The increase in the working capital deficit was primarily due to the net increase in accounts payable and the new short term financing of $1,900,000 related to the New Mexico asset acquisition.

Detail of changes in cash flows for the nine months ended April 30, 2019 and 2018 are as follows:

	April 30, 2019	April 30, 2018	Increase
			(Decrease)

Net cash (used in) operating activities	$(1,078,099)	$(1,604,019)	$525,920
Net cash (used in) investing activities	$(3,364,642)	$(549,092)	$(2,815,550)
Net cash provided by financing activities	$4,102,118	$1,895,260	$2,206,858

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

Principles of Consolidation

The Company’s consolidated financial statements include all its subsidiaries.

The following table shows the wholly-owned subsidiaries of Amazing Energy Oil and Gas, Co. which are engaged in the oil and gas business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership of oil and gas leases

Jilpetco, Inc.	Texas	100%	Operating company

Amazing Energy Holdings, LLC	Texas	100%	Ownership of oil and gas leases

Oil and Gas Reserve Information

The Company’s total proved developed,proved undeveloped and probable oil and gas reserves and related values for the Pecos County properties as of July 31, 2018 are summarized in the following table:

	Proved and Probable Reserves
	Oil	Natural Gas	Total	Percent	PV-10
	(Bbl)	(Mcf)	(BOE)	(%)	($)
Proved developed	26,790	79,800	40,090	6.58%	$390,410
Proved undeveloped	262,480	574,430	358,218	58.76%	$6,122,620

Total proved	289,270	654,230	398,308	65.33%	$6,513,030

Probable undeveloped	154,820	339,210	211,355	34.67%	$2,564,390

Total Reserves	444,090	993,440	609,663	100.00%	$9,077,420

The Company’s total proved developed, proved undeveloped and probable oil and gas reserves and related values for the Lea County properties as of April 30, 2019 are summarized in the following table:

	Proved and Probable Reserves
	Oil	Natural Gas	Total	Percent	PV-10
	(Bbl)	(Mcf)	(BOE)	(%)	($)
Proved developed	40,000	-	40,000	1.15%	$872,000
Proved undeveloped	1,315,000	-	1,315,000	37.79%	$8,689,000

Total proved	1,355,000	-	1,355,000	38.94%	$9,561,000

Probable undeveloped	2,125,000	-	2,125,000	61.06%	$28,345,000

Total Reserves	3,480,000	-	3,480,000	100.00%	$37,906,000

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended April 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Reference Note 8

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

During the quarter ended April 30, 2019, the Company closed an offering of working interests and common stock which raised a total of $1,640,000 for the development of the Moe 35 1-04H well.

During the nine months ended April 30, 2019, the Company issued 1,500,000 shares of common stock for cash of $375,000.

During the nine months ended April 30, 2019, the Company issued 1,441,000 shares of common stock with total fair value of $358,250 as compensation for professional services. In addition, the Company issued 66,192 shares of common stock with a fair value of $16,481 for satisfaction of accounts payable.

During the nine months ended April 30, 2019, the Company issued 1,895,675 warrants to purchase common stock valued at $129,658 for professional services. Additionally, during the nine months ended April 30, 2019, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771.

During the nine months ended April 30, 2019, the Board of Directors authorized the grant of a total of 4,000,000 options to purchase shares of common stock of the Company to its Chief Financial Officer, Chief Operating Officer and employees.

On October 10, 2018, the Board of Directors also authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to certain directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY SECURITIES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Document	Form	Incorporated by Reference Date	Number	Filed herewith
10.1	Exchange Agreement with K. Meade, effective June 27, 2018	8-K	9/24/2018	10.1
10.2	Exchange Agreement with J. Etter, effective June 27, 2018	8-K	9/24/2018	10.2
10.3	Exchange Agreement with Golf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013 LP, Gulf South Energy Partners 2014 LP and Gulf South Energy Partners 2015A LP, effective June 27, 2018	8-K	9/24/2018	10.3
10.4	Exchange Agreement with R. O’Brien, effective June 27, 2018	8-K	9/24/2018	10.4
10.5	Exchange Agreement with Petro Pro, Ltd., effective June 27, 2018	8-K	9/24/2018	10.5
10.6	Exchange Agreement with M. Khorassani, effective June 27, 2018	8-K	9/24/2018	10.6
10.7	Exchange Agreement with F.W. Thomas and B. Thomas, effective June 27, 2018	8-K	9/24/2018	10.7
10.8	Exchange Agreement with T. Alford, effective July 24, 2018	8-K	9/24/2018	10.8
10.9	Exchange Agreement with D. Hudson, effective July 30, 2018	8-K	9/24/2018	10.9
10.10	Exchange Agreement with D. Bromberg, effective August 08, 2018	8-K	9/24/2018	10.10
10.11	Exchange Agreement with D. Lazier, effective August 08, 2018	8-K	9/24/2018	10.11
10.12	Wyatt Purchase and Sale Agreement dated October 12, 2018.	8-K	10/22/2018	10.1
10.13	Wyatt Assignment and Bill of Sale.	8-K	10/22/2018	10.2
10.14	Loan Agreement dated October 24, 2018.	8-K	10/26/2018	10.1
10.15	Promissory Note dated October 24, 2018.	8-K	10/26/2018	10.2
10.16	Employment Agreement with Benjamin M. Dobbins, effective October 23, 2018	10-Q	12/17/2018	10.16
10.17	Employment Agreement with David C. Arndt, effective November 1, 2018	10-Q	12/17/2018	10.17
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 14, 2019.

AMAZING ENERGY OIL AND GAS, CO.

By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

By:	Benjamin M. Dobbins
Benjamin M. Dobbins
Principal Financial Officer and Principal Accounting Officer