Form 10-K
period 2019-07-31
Amazing Energy Oil & Gas, Co.
filed 2019-11-13
CIK 1375618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2019

Commission File Number 000-52392

Amazing Energy Oil and Gas, Co.

(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on January 31, 2019 was $24,962,107.

At November 13, 2019, 97,876,232 shares of the registrant’s common stock were outstanding.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s consolidated financial statements and the integral notes (“Notes”) thereto for the fiscal year ending July 31, 2019. The following statements may be forward-looking in nature and actual results may differ materially.

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

BUSINESS DEVELOPMENT

Amazing Energy Oil and Gas, Co. is incorporated in the State of Nevada. Through its primary subsidiaries, Amazing Energy, LLC., a Texas Limited Liability Company, and Amazing Energy Holdings, LLC, also a Texas limited liability company, the Company operates its main business of exploration, development, and production of oil and gas in the Permian Basin of West Texas and Southeastern New Mexico. On October 7, 2014, the Company entered into a change in control agreement with certain shareholders of Amazing Energy, Inc. The change in control agreement was the first step in a reverse merger process whereby the shareholders of Amazing Energy, Inc. would control about 95% of the shares of common stock of Amazing Energy Oil and Gas, Co., and Amazing Energy Oil and Gas, Co. would own 100% of the outstanding shares of common stock of Amazing Energy, Inc. This entire reverse merger process was completed in July of 2015.

Amazing Energy, LLC, a wholly-owned subsidiary of the Company was formed in December 2008 as a Texas Limited Liability Company and owns interests in oil and gas properties located in Texas. Amazing Energy Holdings, LLC, also a wholly-owned subsidiary of Amazing Energy Oil and Gas, Co., was formed in Texas in 2019. The Company owns interests in oil and gas properties located in New Mexico. Both companies are primarily engaged in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and natural gas. Amazing Energy, Inc. (“AEI”), a wholly-owned subsidiary of Amazing Energy Oil and Gas, Co., was formed in 2010 as a Texas corporation and re-domiciled to Nevada in 2011. In December of 2010, Amazing Energy, Inc. and Amazing Energy, LLC were combined as commonly controlled entities.

The following table shows the wholly-owned subsidiaries of Amazing Energy Oil and Gas, Co. engaged in the oil and gas business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership oil and gas leases

Amazing Energy Holdings, LLC	Texas	100%	Ownership of oil and gas leases in New Mexico

Jilpetco, Inc.	Texas	100%	Operator

Any bankruptcy, receivership or similar proceedings

There have been no bankruptcy, receivership or similar proceedings.

OUR BUSINESS

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas and in Lea County, New Mexico. The Permian basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of July 31, 2019, the Company has leasehold rights located within an area of mutual interest (AMI) of approximately 70,000 acres in Pecos County, Texas and 5,385 acres in Lea County, New Mexico. We believe that our concentrated acreage position provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our activities in Pecos County, Texas are primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, while our activities in Lea County, New Mexico are focused exclusively on the San Andres formation in the Northwest Shelf, all of which are part of an area known in general terms as the Permian Basin. Additional drilling targets could include the Greyburg, San Andres and Devonian zones.

At July 31, 2019 our estimated net proved reserves were 499,666 barrels of oil equivalent (“BOE”). Additionally, probable undeveloped reserves total 210,167 BOE, and possible undeveloped reserves total 827,500 BOE as of July 31, 2019. Important facts of our proved and probable and possible reserves at July 31, 2019 include:

●	80% oil and 20% gas;

●	33% proved developed and undeveloped;

●	Reserve life of approximately 22.0 years;

●	Non-discounted future net cash flows of $22,185,000;

●	and PV-10 of $11,350,000

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

At July 31, 2019, we owned 26 oil and gas wells in the Permian Basin and 7 oil wells in Lea County, New Mexico. During the fiscal year ended July 31, 2019, we produced 11,740 BOE (Net). Production for the fiscal year ended July 31, 2018 was 11,177 BOE (Net).

Our Business Strategy

We intend to increase the value of the Company by increasing reserves and production in a cost-efficient manner by pursuing the following strategies:

●	Grow production and reserves by developing our oil-rich resource base. We intend to drill and develop our acreage base to maximize its value and resource potential. Through the conversion of our undeveloped reserves to developed reserves, we will seek to increase our production, reserves and cash flow while generating favorable returns on invested capital.

●	Continue to drill and develop our shallow drilling play. We believe that our current acreage position within our approximately 70,000 acres AMI in Pecos County, Texas and 5,385 acre position that we have under lease in Lea County, New Mexico provides us with the ability to continue to increase reserves and production by drilling shallow, low cost wells with joint venture investors. Typically, we strive to structure an offering in which participants/investors will “carry” the Company (that is, bear the financial responsibility) for 25% of 8/8ths Working Interests. Each participant/investor is responsible for their pro-rata share of the Working Interest expenses. A “Carried Working Interest” is defined as a working interest which is expense-free through the stages of drilling, testing and completing a well to first sales or plugging and abandoning a well as a dry hole; participants/investors bear the portion of those costs and expenses attributable to the Carried Working Interest of the Company. The Company typically offers 75% of 8/8ths Working Interest in a drilling offering with a net revenue interest of 75%. The Carried Working Interest that the Company receives varies on the participation levels for each drilling offering. For example, if there is full participation, the Company will receive a 25% Carried Working Interest. The Company is constantly reviewing other potential acreage acquisitions, or other potential alliances with industry partners.

Our Competitive Strengths

We believe that the following strengths will help us achieve our business goals:

●	Economically efficient drilling. Given the current relative low price for oil, we believe that we have a competitive advantage over higher risk, higher cost, and deeper shale drilling operations. Most of our current wells are drilled and completed for around $275,000 or less at depths of around 2,000 feet.

●	Oil rich resource base in one of North America’s leading resource plays. All our leasehold acreage is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas and Southeastern New Mexico.

●	Favorable operating environment. We have focused our drilling and development operations in the Permian Basin, one of the longest operating hydrocarbon basins in the United States, with a long and well-established production history and developed infrastructure. We believe that the geological and regulatory environment of the Permian Basin is more stable and predictable, and that we are faced with less operational risks in the Permian Basin as compared to emerging hydrocarbon basins.

●	Experienced, incentivized and proven management team. Our management team has many years of experience in the oil and gas industry throughout Texas and other oil producing states. Also, the Company strives to keep drilling, completion, operating expenses and general overhead to a minimum.

●	High degree of operational control. We are currently the operator of 100% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of all our acreage, we retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of our prospects.

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

Title to Properties

As is customary in the oil and natural gas industry, we initially conduct only a cursory review of the title to our properties. When we decide to conduct drilling operations on those properties, we conduct a thorough title examination and perform curative work, if needed, with respect to significant defects prior to commencement of drilling operations. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all our producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on the most significant leases and, depending on the materiality of properties, we may obtain a title opinion, obtain an updated title review or opinion or review previously obtained title opinions. Our oil and natural gas properties are subject to customary royalty and other interests, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect our carrying value of the properties.

Oil and Gas Leases

The typical oil and natural gas lease agreement covering our acreage positions in Pecos County, Texas and Lea County, New Mexico. provides for the payment of royalties to the mineral owners for all oil and natural gas produced form any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to the Company working interest generally ranging from 75% to 80%.

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

Regulation

The oil and gas industry in the United States is subject to extensive regulation by federal, state and local authorities. At the federal level, various federal rules, regulations and procedures apply, including those issued by the U.S. Department of Interior, the U.S. Department of Transportation (the “DOT”) (Office of Pipeline Safety) and the U.S. Environmental Protection Agency (the “EPA”). At the state and local level, various agencies and commissions regulate drilling, production and midstream activities. For the state of Texas, the regulatory agency is the Texas Railroad Commission. For the State of New Mexico, the governing regulatory agency is the Oil Conservation Division of New Mexico Energy, Minerals and Natural Resources Department. These federal, state and local authorities have various permitting, licensing and bonding requirements. Various remedies are available for enforcement of these federal, state and local rules, regulations and procedures, including fines, penalties, revocation of permits and licenses, actions affecting the value of leases, wells or other assets, suspension of production, and, in certain cases, criminal prosecution. As a result, there can be no assurance that we will not incur liability for fines, penalties or other remedies that are available to these federal, state and local authorities. However, we believe that we are currently in material compliance with federal, state and local rules, regulations and procedures, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations.

Transportation and Sale of Oil

Sales of crude oil and natural gas are negotiated with purchasers via crude oil purchase agreements which are subject to a month to month term, and a 30-day notice termination clause. The agreements specify the pricing terms and transportation deductions, among other terms. Our sales of crude oil are affected by the availability, terms and cost of transportation.

Regulation of Production

Oil and gas production are regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, Texas and New Mexico, have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, Texas and New Mexico impose a severance tax on production and sales of oil, and gas within its jurisdiction. Failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Matters and Regulation

Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive and other protected areas; require action to prevent or remediate pollution (from current or former operations), such as plugging abandoned wells or closing pits; take action resulting in the suspension or revocation of necessary permits, licenses and authorizations; and/or require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.

Waste Handling. The Resource Conservation and Recovery Act, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all the provisions of the Resource Conservation and Recovery Act, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the Resource Conservation and Recovery Act, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act (“SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions and not at the federal level, as the SDWA expressly excludes regulation of these fracturing activities (except where diesel is a component of the fracturing fluid, as further discussed below). Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing has been proposed in past legislative sessions but has not passed.

The EPA has issued guidance on permitting hydraulic fracturing that uses fluids containing diesel fuel under the UIC program, specifically as “Class II” UIC wells. In  December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. Additionally, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.

On June 3, 2016, the EPA adopted regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s regulations included New Source Performance Standards (“NSPS”) for hydraulically fractured natural gas and oil wells to address emissions of sulfur dioxide, volatile organic compounds (“VOCs”) and methane, with a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule sought to achieve a 95% reduction in VOCs and methane emitted by requiring the use of reduced emission completions or “green completions” on all new hydraulically fractured, or refractured, gas and oil wells. The rules also established new requirements on emissions from production related equipment, including, but not limited to, compressors, controllers, dehydrators, storage tanks and other production equipment. On October 15, 2018, the EPA published a proposed rule that would make a series of revisions to the 2016 NSPS; these revisions have yet to be finalized.

Several states, including Texas, and some municipalities, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. For example, Texas law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) for disclosure on a website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Additionally, some states, localities and local regulatory districts have adopted or have considered adopting regulations to limit, and in some cases impose a moratorium on, hydraulic fracturing or other restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells; testing of nearby water wells; or restrictions on access to, and usage of, water.

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

Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The states, and some counties and municipalities, in which we operate also regulate one or more of the following:

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

State Regulation. Texas and New Mexico regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production, while New Mexico imposes an effective tax rate of 7.3% on both oil and gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

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

Employees

As of July 31, 2019, we had 5 full-time employees. We regularly use independent contractors and consultants to perform various drilling and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

Facilities

Our corporate headquarters are located in Plano, Texas. We believe that our facilities are adequate for our current operations.

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

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	OIL and GAS PROPERTIES – TEXAS and NEW MEXICO

Pecos County, Texas – The Company has leasehold rights within an AMI of approximately 70,000 gross acres in Northeast Pecos County, Texas. The acreage lies within the Central Basin Platform of the Permian Basin. The subject leasehold acreage is positioned west of the Yates Field (which has produced approximately 1.6 billion BO to date) and east of the Taylor Link Field (which has produced approximately 17 million BO to date). More specifically, our leasehold acreage lies within the White & Baker Field (which has produced approximately 5 million BO to date) and portions of the Walker Field (which has produced approximately 10 million BO to date). The Pecos County, Texas leasehold acreage is comprised of multiple leases and is characterized by several commercial hydrocarbon bearing formations which begin around 1,300 ft deep and extend to a depth of around 10,000 feet. Potential hydrocarbon bearing formations within the leasehold acreage include the Yates, Seven Rivers, Greyburg, Queen (upper and lower), San Andres, Strawn, Wolfcamp, Devonian and Ellenburger. The Company began drilling operations on the subject acreage in October, 2010 to target the Greyburg and Queen formations. As of June 30, 2019, the Company had drilled twenty (26) wells throughout the property of which sixteen (16) wells are producing intermittently, eight (8) wells are shut in awaiting further evaluation and two (2) wells are permanently shut-in. During the fiscal year ended July 31, 2018, the WWJD #31 well was drilled to approximately 4,000 feet and the Company administered several types of testing to the wellbore, including the gathering 26 sets of sidewall cores. After evaluating the results of the various wellbore administered tests, the Company decided to reenter the well in fiscal year 2018-2019 and drill horizontally into the San Andres formation (approximately 2,035 feet deep). The well was successfully completed in early 2019 and is currently undergoing an extended de-watering process. Management is hopeful that continued de-watering of the formation will lead to higher oil cuts.

Lea County, New Mexico – During the fiscal year ended July 31, 2019, the Company acquired several producing properties, constituting 5,385 gross acres and 4,682 net acres in Lea County, New Mexico. The properties are also located in the Northeastern Shelf of the Permian Basin. The Company currently operates seven (7) producing oil and gas wells and three (3) saltwater disposal wells on the subject properties. Moreover, as of July 31, 2019, the Company had enough undeveloped acreage under lease to allow for the drilling of approximately twelve (12) additional wells with one (1) mile lateral deviations. The primary drilling target in Lea County, New Mexico will continue to be the San Andres zone.

In July, 2019, the Company entered into a saltwater disposal agreement with Manzano, LLC (Manzano) whereby Manzano agreed to pay the Company (and the surface owner) a fair market fee (on a per barrel basis) to inject its produced water into one of the Company owned saltwater disposal wells. Under the terms of the agreement, the disposal fee shall be adjusted upward/downward based on the increase/decrease in the average monthly spot price for a barrel of oil as published by the U.S. Energy Information Administration, for West Texas Intermediate Crude delivered to Cushing, Oklahoma or similar location within close proximity to the New Mexico region. Additionally, the Company shall be entitled to receive the proceeds from the sale of any skim oil extracted during the disposal process. Manzano was responsible for the payment of all costs associated with delivering the produced water to the Company’s saltwater disposal facilities (e.g. laying of water transmission lines, securing right-of-ways, paying any surface use/damages, installation of additional saltwater storage holding tanks, etc.).

The following table summarizes our estimated proved and probable oil and gas reserves for the fiscal years ended July 31, 2019 and 2018.

	Proved and Probable Reserves (BOE)
	July 31,
	2019	2018
Proved developed	190,833	40,090
Proved undeveloped	308,833	358,218
Total proved	499,666	398,308

Probable undeveloped	210,167	211,355

Total reserves	709,833	609,663

Percent of total proved reserves	70.39%	65.33%

Proved and probable, and possible oil and gas reserves

The following table sets forth information regarding our estimated proved reserves as of July 31, 2019. See Note 14 to our consolidated financial statements in this report for additional information.

Summary of oil and gas reserves as of July 31, 2019

	Proved and Probable Reserves
	Oil	Natural Gas	Total	Percent	PV-10
	(Bbl)	(Mcf)	(BOE)	(%)	($)
Proved developed	151,450	239,220	190,833	26.88%	$1,580,000
Proved undeveloped	212,790	575,680	308,833	43.51%	$4,663,000

Total proved	364,240	814,900	499,666	70.39%	$6,243,000

Probable undeveloped	154,000	337,000	210,167	29.61%	$2,347,000

Total Proved and Probable Reserves	518,240	1,151,900	709,833	100.00%	$8,590,000

Additionally, possible undeveloped reserves totaling 827,500 BOE with a PV-10 value of $2,760,000 were computed by our Reserve Engineer.

Reconciliation of PV-10 to Standardized Measure

PV-10 is our estimate of the present value of future net revenues from proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. PV-10 is a non-GAAP, financial measure and generally differs from the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the Standardized Measure as computed under GAAP as disclosed in Note 14 to the consolidated financial statements contained in the Form 10K. The sole difference at July 31, 2019 between PV-10 and the Standardized Measure is estimated future income tax recovery of $769,851 which is not considered for PV-10 purposes.

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

Proved Undeveloped Reserves

As of July 31, 2019, we had 308,833 BOE of undeveloped (“PUD”) reserves, which is a decrease of 49,385 BOE compared with 358,218 BOE of PUD reserves at July 31, 2018. The primary reason for the decline in the number of BOE attributable to undeveloped (“PUD”) reserves is due to lower than expected production levels on wells that were drilled in Pecos County, Texas during the fiscal year ended July 31, 2019.

Preparation of Reserves Estimates

Our policies regarding internal controls over the recording of reserve estimates require reserve estimates to be in compliance with SEC rules, regulations and guidance and prepared in accordance with “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007)” promulgated by the Society of Petroleum Engineers (“SPE standards”). Our proved reserves are estimated at the property level and compiled for reporting purposes by corporate reservoir engineering consultants, all of whom are independent of our operations team. We maintain our evaluations of our reserves in a secure reserve engineering database. The corporate reservoir engineering consultants interact with Company Management and with accounting employees to obtain the necessary data for the reserves estimation process. Our Management staff works closely with our external engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process. All of the reserve information maintained in our secure reserve engineering database is provided to the external engineers. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We make available all information requested, including our pertinent personnel, to the external engineers as part of their evaluation of our reserves. For the years ended July 31, 2019, and July 31, 2018, we engaged Mire & Associates, Inc., an independent petroleum engineer, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties.

Controls over Reserve Estimates

Compliance, as it relates to reporting the Company’s reserves, is the responsibility of Willard McAndrew, CEO of the Company, who has over 48 years’ experience in resource-based companies.

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

All of the information on the Company’s oil and gas reserves for the years ended July 31, 2019, and 2018 in this Form 10-K is derived from Mire & Associates, Inc.’s reports.

Oil and Gas Production, and Prices

The following table sets forth summary information regarding net oil and gas production for the last two fiscal years. We determined the BOE using the ratio of six MCF of natural gas to one BOE.

	For the years ended July 31,
	2019	2018
Production (NET)
Oil (Bbls)	11,635	5,761
Gas (MCF)	630	32,498
Total BOE	11,740	11,177

Total average BOE per day	32	31

Average prices
Oil (Bbls)	$51.04	$52.59
Gas (Mcf)	$1.61	$1.82
Total per BOE	$51.31	$52.89

The oil and gas sales revenues shown in the table below are the Company’s net share of annual revenues in each project for the past three fiscal years:

	For the years ended July 31,
	2019	2018
Oil revenue	$593,875	$302,996
Gas revenue	1,016	59,249
	$594,891	$362,245

Drilling Activity – Past Two Years

The following table sets forth information on our drilling activity. The information should not be considered indicative of future performance nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value.

	Cumulative Well Status		Additions		Cumulative Well Status
Drilling Activity/Well Status	at 7/31/2019		YE 7/31/2019		7/31/2018
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Productive -Texas	26.00	22.35	1.00	0.86	25.00	21.49
Productive - New Mexico	-	-	-	-	-	-
Test Wells (Dry)	-	-	-	-	-	-

Exploration Wells:
Productive -Texas	-	-	-	-	-	-
Productive - New Mexico	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Total Drilled Wells:
Productive -Texas	26.00	22.35	1.00	0.86	25.00	21.49
Productive - New Mexico	-	-	-	-	-	-
Test Wells (Dry)	-	-	-	-	-	-

Acquired Wells:
Productive -Texas	-	-	-	-	-	-
Productive - New Mexico	7.00	5.60	7.00	5.60	-	-

Total Wells:
Productive -Texas	26.00	22.35	1.00	0.86	25.00	21.49
Productive - New Mexico	7.00	5.60	7.00	5.60	-	-
Test Wells (Dry)	-	-	-	-	-	-

Total	33.00	27.95	8.00	6.46	25.00	21.49

Well Type:
Oil	7.00	5.60	7.00	5.60	-	-
Gas	-	-	-	-	-	-
Combination -Oil and Gas	26.00	22.35	1.00	0.86	25.00	21.49
Test Wells (Dry)	-	-	-	-	-	-

Total	33.00	27.95	8.00	6.46	25.00	21.49

Delivery Commitments.

As of July 31, 2019, the Company did not have any delivery commitments for product obtained from its wells.

Mineral Lease Interests

The following table summarizes the Company’s leased acreage as of July 31, 2019:

			AMAZ Interest		AMAZ Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 7/31/2019	Gross	Net	Gross	Net	Gross	Net

Surface through San Andres -
Pecos County, Texas AMI	35,382	18,707	465	465	34,917	18,242

Lea County, New Mexico	5,385	4,682	520	416	4,865	4,266

Total Acreage	40,767	23,389	985	881	39,782	22,508

Additional Lease Deep Rights for a portion of Pecos County acreage	37,454	19,276	0	0	37,454	19,276

The Company’s mineral lease interests as detailed above represents leased acreage within the Pecos County, Texas approximate 70,000 acre AMI and the 5,385 acre AMI in Lea County, New Mexico as of July 31, 2019. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the approximate 70,000 Pecos County, Texas acres not under lease at July 31, 2019. Under those agreements the Company is required to make periodic payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired, those trust funds are available to pay the lease cost per acre at predetermined amounts. All acreage in New Mexico is being held by production.

The Company is obligated to pay certain bonus lease payments related to certain of its lease properties. The Company is required to pay $27,000 each year on the JT Walker lease on August 7th. The Company is also required to pay $200,000 every five years on August 7th for the JPMorgan lease. The most recent payment on this lease was made in July 2017. The next JPMorgan lease payment is due by August 7, 2022. The Company is current in its lease payments for all leases within the 70,000 Pecos County, Texas AMI.

ITEM 3.	LEGAL PROCEEDINGS.

On September 7, 2017, Amazing Energy LLC and Jilpetco Inc. were served with a summons and complaint in Cause No. P-7600-83-CV in the 83rd District Court in Pecos County, Texas. The nature of the litigation is that Amazing Energy & Jilpetco were joined as defendants in a case in Pecos County, Texas, between Fredrick Bartlett Wulff, Sr. et al plaintiffs and Benedum & Trees, LLC et al defendants. The suit alleges breach of lease, breach of implied duty to explore and develop, and requests a declaratory judgment that the leases are terminated, and the suit requests an accounting of lease production. The plaintiffs seek a release of the oil and gas leases except as to Section 91. The Company’s counsel handling this case failed to comply with discovery and the court awarded sanctions and legal costs against the Company in July 2019. At July 31, 2019, the Company has accrued $65,492 due to working interest owners related to the Wulff claims which was released subsequent to July 31, 2019. In addition, the Company has accrued $98,291 in accounts payable for the sanctions and legal costs which was paid subsequent to July 31, 2019. The plaintiffs still contend that breach of contract remains as to Section 91 leases. In the opinion of the Company’s management, the pending litigation claims against it, if decided adversely, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

On October 24, 2018 AAPIM, LLC (“AAPIM”) filed a lawsuit in the District Court of Pecos County, Texas, 112th Judicial District (Cause No. P-12363-112-CV) against Amazing Energy, LLC, a wholly-owned subsidiary of the Company. The Petition alleged Amazing Energy, LLC failed to pay plaintiff its proportionate share of the proceeds from oil and gas production from minerals in Pecos County, Texas. The Company retained counsel to represent Amazing Energy, LLC in the lawsuit. However, counsel for Amazing Energy, LLC failed to answer AAPIM’s Petition in a timely manner. AAPIM, on January 7, 2019 filed a Motion for Default Judgment against Amazing Energy, LLC. Amazing Energy, LLC was not notified, by its counsel or its registered agent, of the Motion for Default Judgment and as a result the Motion for Default Judgment was unopposed and on January 9, 2019, AAPIM obtained a Default Judgment against Amazing Energy, LLC. The Company has been in negotiations with AAPIM to settle the amount owed by Amazing Energy, LLC pursuant to the Default Judgment and management believes a settlement of the outstanding amount will occur. For the fiscal year ending July 31, 2019, the Company has recognized an expense for the potential litigation settlement of $340,972 representing the amount of the judgment and interest expense of $50,303 incurred through July 31, 2019 as accounts payable.

On May 30, 2019 the Company received a request from a Company investor requesting arbitration for allegations of misrepresentation by the Company, and/or its wholly-owned subsidiary Jilpetco, Inc., dating from the period of approximately 2011-2014. The arbitration request stated that unless the matter was resolved by July 5, 2019 the investor would turn to the Texas Attorney General’s office for relief. The Company entered into settlement negotiations with the investor but those negotiations were not concluded by the stated deadline. The investor thereafter sent the Company a copy of a letter from the Texas Attorney General’s office, dated July 24, 2019, acknowledging the investor’s correspondence with the Texas Attorney General’s office and alleged violations of Texas’ consumer protection laws and deceptive business practices. The Company has not directly received any communications from the Texas Attorney General’s office, and the investor has informed the Company he has withdrawn his complaint with the Attorney General’s office.

On August 28, 2019, TCI Business Capital, Inc. (“TCI”) filed a petition, in the 416th District Court of Colin County, Texas (Case No. 416-04883-2019), against the Company and its wholly-owned subsidiary Jilpetco, Inc. TCI is a commercial factoring company that purchased certain accounts receivable from Diligent Well Site Services, LLC (“Diligent”). Diligent had previously performed services to Jilpetco. On October 10, 2019, the Company and Jilpetco entered into a settlement agreement with TCI whereby the Company/Jilpetco agreed to pay TCI the total amount of $66,085 in two installments. The first installment of $33,085 was paid on October 16, 2019. The second installment, in the amount of $33,000 was due on or before October 30, 2019. The Company failed to make the second installment and on November 11, 2019 the Company was served, by TCI, with an amended petition. Management expects to retire the remaining amounts owed under the settlement agreement in short order. The total amount of $66,085 is accrued as an accounts payable at July 31, 2019.

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

Shareholders

As of July 31, 2019, there were approximately 890 shareholders of record of the Company’s common stock as furnished to the Company by its transfer agent and does not account for shares owned through clearing houses.

Dividend Policy

Holders of common and preferred stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends, but is also not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid. The Board of Director’s discretion as to the payment of a dividend will be dependent upon the Company’s financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

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

During the year ended July 31, 2019 and 2018, the Company had the following equity transactions:

Common Stock:

During the years ended July 31, 2019 and 2018, the Company issued the following:

●	1,800,000 and 12,920,008 shares of common stock, respectively, for cash of $420,000 and $3,230,000. Prior to July 31, 2019, the Company received additional cash of $330,000 for shares of common stock that were issued subsequent to year end. As such, the balance is shown as a subscription payable on the consolidated balance sheet.

●	1,395,000 and 856,628 shares of common stock with total fair values of $346,771 and $535,200, respectively, as compensation for services.

●	7,190,000 and 3,617,556 shares of common stock in offerings with working interests with total fair values of $1,716,350 and $1,736,429, respectively.

●	66,000 and -0- shares of common stock with total fair values of $16,482 and $-0-, respectively, in settlement of accounts payable.

Preferred Stock:

Series A convertible preferred stock:

The Company has -0- and 9,000 shares of Series A preferred stock outstanding at July 31, 2019 and July 31, 2018, respectively. These shares were originally issued from the designated 10,000,000 shares of preferred stock, no par value.

Effective April 1, 2019, the Company redeemed all of the issued and outstanding shares of its Series A preferred stock. The holder of 100% of the Series A was Jed Miesner, a member of the Company’s Board of Directors. The Company redeemed 9,000 shares of the Series A, which had the voting power equivalent to 90,000,000 shares of the Company’s common stock, for the consideration of $100.00 per share, or a total payment of $900,000. The redemption price was effectuated through an increase in the principal balance of a promissory note issued to Mr. Miesner by the Company’s wholly owned subsidiary Amazing Energy, LLC. The principal balance of the Note was increased from $1,940,000 to $2,840,000.

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at July 31, 2019. These Series B shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

●	Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $5,000,000 computed as of July 31, 2019, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B preferred stock.

●	Dividends: Holders of the Series B preferred stock are not entitled to receive a dividend.

●	Voting: The Series B preferred stock has no voting rights other than to be voted when required by the laws of the State of Nevada.

●	Non-transferrable: The shares of Series B preferred stock are not transferrable except under a plan for wealth transfer and estate planning or upon conversion or redemption as set forth below.

●	Conversion: Beginning July 31, 2024 (as amended), any shares of the Series B preferred stock outstanding will be convertible, at the discretion of the shareholder, for a period of three years, into common stock purchase warrants of the Company with an conversion price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series B preferred stock outstanding.

As additional consideration for a new promissory note dated October 22, 2018 (see Note 8 to the Consolidated Financial Statements), the terms of the right to convert preferred shares into warrants to acquire common stock attached to the Company’s Series “B” Preferred Stock, were amended to extend the conversion period to April 1, 2024 and to reduce the underlying warrant exercise price from $0.60 per share to $0.40 per share. The Company further agreed to suspend its right to call the Series “B” Preferred Stock until April 1, 2024.

Warrants:

During the year ended July 31, 2019, the Company issued 275,000 warrants with common stock sold for cash. These warrants have an exercise price of $0.50 and expire in 2022. In addition, the Company issued 200,200 warrants to a consultant for commission associated with the sale of working interests in the Moe 35 1-04H (See Note 5 to the Consolidated Financial Statements). These warrants have an exercise price of $0.25 and expire in 2022.

During the years ended July 31, 2019 and 2018, the Company issued 1,495,475 and 3,469,391 warrants with total fair values of $358,434 and $1,038,587, respectively, as compensation for services. The warrants have a weighted average exercise price and term of $0.33 and 4.9 years, respectively. During the years ended July 31, 2019 and 2018, compensation expense of $236,577 and $1,038,587, respectively, was recognized. Unrecognized compensation of $121,857 at July 31, 2019 will be recognized over the next two years.

During the year ended July 31, 2019, the Company issued 2,400,000 warrants in connection with note payable agreements with related parties (see Note 8 to the Consolidated Financial Statements). The warrants have a term of three years and an exercise price of $0.25. The fair value of the warrants was $553,822 and the relative fair value was $288,000 which was recorded as a discount on the note payable.

During the year ended July 31, 2019, the Company amended terms of warrants to purchase 2,674,576 shares of common stock in connection with the note payable to Bories (see Note 8 to the Consolidated Financial Statements). The Company agreed to modify the terms of warrants to change the exercise price from $0.60 to $0.40 per share and extend the expiration date from July 31, 2019 to April 1, 2024. The fair value of these changes was $480,771 and recorded as a discount on the note payable.

During the year ended July 31, 2018, the Company issued 136,666 warrants for oil and gas property interests with total fair value of $77,961.

The composition of the Company’s warrants outstanding at July 31, 2019 is as follows:

Exercise	Expiration Date In
Price	2020	2021	2022	2023	2024	Total

$0.23	-	-	-	293,575	-	293,575
$0.25	-	-	200,200		-	200,200
$0.27	-	-	-	60,575	-	60,575
$0.30	-	-	-	32,575	-	32,575
$0.31	-	-	-	-	950	950
$0.34	-	-	-	-	10,625	10,625
$0.33	-	-	-	17,175	-	17,175
$0.35	-	-	-	-	1,000,000	1,000,000
$0.37	-	-	-	20,175	-	20,175
$0.40	-	1,030,000	305,000	90,000	5,074,576	6,499,576
$0.43	-	-	-	21,525	-	21,525
$0.44	-	-	-	38,900	-	38,900
$0.50	1,200,000	400,000	275,000	-	-	1,875,000
$0.51	-	-	-	58,150	-	58,150
$0.60	-	200,000	5,000	23,875	-	228,875
$0.64	-	-	-	12,125	-	12,125
$0.67	-	25,000	-	35,000	-	60,000
$0.74	-	-	-	17,975	-	17,975
$1.00	-	203,332	-	-	-	203,332
	1,200,000	1,858,332	785,200	721,625	6,086,151	10,651,308

There were no warrants exercised during the year ended July 31, 2019.

Stock Options:

On November 1, 2018, the Company’s board of directors agreed to reduce the exercise price from $0.40 to $0.25 on the August 11, 2017 options that were granted to the CEO. As result of this modification, the Company recognized additional compensation expense based on the incremental fair value of the modified options. Additional compensation of $33,039 was immediately recognized on options that had already fully vested. An amount of $36,710 was added to the unrecognized compensation on options that had not yet vested and is being amortized over the remaining vesting term of the options.

For the year ended July 31, 2019 and 2018, total compensation of $831,345 and $2,084,561 was recognized on the August 11, 2017 grants. At July 31, 2019, unrecognized compensation of approximately $1,139,722 associated with the 2017 grants will be recognized over the next 3.03 years.

During the year ended July 31, 2019 and 2018, the Board of Directors authorized the grant of 1,000,000 and 500,000 options, respectively, to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant. The fair value of the grants were $214,752 and $137,056 which the Company recognized as stock-based compensation for the year ended July 31, 2019 and 2018, respectively.

During the year ended July 31, 2019 the Company issued 3,000,000 stock options to employees in connection with employment agreements. Stock-based compensation of $324,703 was recognized for initial and periodic vesting of options granted under employment agreements. Unrecognized compensation at July 31, 2019 of $361,992 will be recognized over the next 2.5 years.

The composition of the Company’s stock options outstanding at July 31, 2019 is as follows:

Exercise	Expiration Date in
Price	2021	2022	2023	2024	Total

$0.25	-	17,500,000	-	-	17,500,000
$0.30	2,100,000	300,000	1,300,000	300,000	4,000,000
$0.40	500,000	10,085,000	-	-	10,585,000
Totals	2,600,000	27,885,000	1,300,000	300,000	32,085,000

At July 31, 2019, the Company had reserved 42,736,308 common shares for future exercise of warrants and options.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of July 31,2019, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin regions of West Texas and New Mexico. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of July 31, 2019, the Company has leasehold rights located within an approximately 70,000 acre AMI in Pecos County, Texas and our 5,385 acre AMI in Lea County, New Mexico. We believe that our concentrated acreage positions provide us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. In Pecos County, Texas, our activities have been primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Additional drilling targets could include the Greyburg, San Andres, Wolfcamp, Conglomerate, and Devonian zones. In New Mexico, our activities have been focused exclusively on production from the San Andres zone.

Our near-term success depends primarily on attracting developmental capital to continue to drill, develop reserves and increase production within the leased acreage that we currently control. We are also open to acquiring oil and gas producing properties that would be accretive to our shareholders. We are the operator of 100% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of all our acreage, we retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of our prospects. The Company owns a small drilling rig (2,500’ capacity), completion rig, pulling unit and various equipment to operate its properties.

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

Fiscal 2019 Activity

As of July 31, 2019, the Company had drilled and completed twenty-six (26) wells on the Pecos County, Texas leasehold premises. The Company owns a 100% working interest (75% net revenue interest) in twenty-five (25) of the wells and a 37% working interest (27.75% net revenue interest) in the WWJD #31-H. Eight (8) wells have been temporarily shut-in pending further evaluation and two (2) wells have been permanently shut-in and will probably be converted to injection wells associated with a future water-flood plan.

On January 28, 2019, but by the terms of the purchase agreement made effective January 1, 2019, the Company acquired several oil and gas producing leaseholds in Lea County, New Mexico. As of July 31, 2019, the Company was operating seven (7) producing wells in Lea County, New Mexico and owned three (3) saltwater disposal wells. The Company currently has a 56.25% working interest (42.1875% net revenue interest) in six of the producing wells and a 7.05% working interest (5.2875% net revenue interest) in one well, the Moe 35 1-04H.

Our fiscal year 2019 activity focused on recompletions and workovers in the Queen formation in Pecos County, Texas. We recompleted 1 conventional well in fiscal 2019, compared to spudding 2 conventional wells and completing 2 wells in fiscal 2018. We continued to develop the Queen formation in Pecos County, Texas during fiscal 2019. The rate of drilling wells depends on raising capital to fund drilling and completion. The Moe well in Lea County New Mexico was recompleted and workovers were performed on the Maxwell and Williams wells during fiscal 2019. Our overall accomplishments in fiscal 2019 include:

●	Production. Net production for fiscal 2019 totaled 11,740 BOE, compared to 11,177 BOE in fiscal 2018, a 5.0% increase due to an emphasis on scientific testing for enhanced evaluation of the property during the year ended July 31, 2019. Production for fiscal 2019 was 99% oil and 1% natural gas.

●	Acquisition of Producing Properties. During the year ended July 31, 2019, the Company acquired several producing properties in Lea County, New Mexico. The Company currently operates seven (7) producing oil and gas wells and three (3) saltwater disposal wells in New Mexico. Moreover, as of July 31, 2019, the Company had enough additional acreage under lease to allow approximately ninety (90) one (1) mile lateral wells to be drilled in the prolific San Andres zone.

In fiscal 2019, our estimated net proved reserves increased 25.4%, or 101,358 BOE to 499,666 BOE from 398,308 BOE. Our proved reserves at fiscal year-end 2019 were 73% oil and 27% natural gas, compared to 72% oil and 28% natural gas at year-end 2018.

Plan for Fiscal 2020

For the fiscal year ending July 31, 2020, in order to develop additional reserves and production, we plan to continue raising funds to continue drilling oil and gas wells located within the approximately 70,000 acre AMI in Pecos County, where our leasehold rights exist. We anticipate raising such funds through joint venture working interest holder participation, whereby the company would retain a carried working interest participation because of its existing lease ownership. The Company is still evaluating future drilling opportunities within its Lea County, New Mexico leaseholds for fiscal year 2020. In order to keep the leaseholds in good standing, we adhere to the Continuous Drilling Clause, if any, for each respective lease and meet the requirements found therein. Capital expenditures and thus drilling activity for fiscal 2020 depend, to a significant extent, on the future market prices for oil.

The Company’s Expansion Strategy includes the following:

●	Capital Expenditure Strategy for Pecos County, Texas and Lea County, New Mexico Assets

●	Pecos County, Texas and Lea County, New Mexico acreage represents the main revenue driver for Amazing Energy.

●	Management plans to implement a monthly capital budget and source the necessary capital to drill additional wells on its existing acreage.

●	Seeking to Acquire Additional Assets

●	Potential pipeline acquisition with current positive cash flow.

●	The company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 states, but on a more practical basis, prefers locations contiguous to Texas.

●	Growth through JV/ Farm Out

●	The Company intends to initiate discussions with other operators for the purpose of forming joint-ventures on current acreage as well as any acreage acquired in the future.

●	Any such joint ventures could allow Amazing to leverage the resources and know-how of leading operators to drive significant shareholder value within Amazing.

RESULTS OF OPERATIONS – FOR THE YEARS ENDED JULY 31, 2019 AND 2018

The following is a summary of the Company’s revenue for the years ended July 31, 2019 and July 31, 2018:

	Year ended July 31,
			Increase
	2019	2018	(Decrease)	% Change
Oil sales	$593,875	$302,996	$290,879	96.00%
Natural gas sales	1,016	59,249	(58,233)	-98.29%
Field services revenue	1,658	84,389	(82,731)	-98.04%
Total revenue	$596,549	$446,634	$149,915	33.57%

Our oil and gas revenue increased from $362,245 for the year ended July 31, 2018 to $594,891 for the year ended July 31, 2019, which was an increase of $232,646. Multiple factors contributed to the net increase in oil and gas revenue. Although oil production increased, our natural gas production decreased significantly as compared to the prior year’s production. The average commodity prices for oil and natural gas decreased for fiscal 2019 as compared to the average price of oil and gas in fiscal 2018. Additionally, the amount of natural gas that the Company was able to sale during the fiscal year ended July 31, 2019 decreased substantially due to the gas transmission company being unable to keep their gas pipeline in good operative condition for a significant part of the fiscal year and due to inadequate pressure compression equipment being in place at the point in which the natural gas is introduced into the gas transmitter’s pipeline.

Field service revenue decreased from $84,389 for fiscal 2018 to $1,658 for fiscal 2019, which was a decrease of $82,731. The decrease in field service revenue was due to decreased field services on the properties that Jilpetco operated, acquisition of outside working interests in operated properties, and limited drilling and completion work during the fiscal year ending July 31, 2019.

As of July 31, 2019, the Company’s oil and gas production was being generated from sixteen (16) wells in Texas and seven (7) wells in New Mexico.

The following is a summary of the Company operating expenses for the years ended July 31, 2019 and July 31, 2018:

	Year ended July 31,
	2019	2018	Increase (Decrease)	% Change
Production costs	$619,805	$130,056	$489,749	376.57%
Depletion, depreciation and amortization	365,369	342,426	22,943	6.70%
Accretion expense	31,773	9,449	22,324	236.26%
Potential litigation settlement	340,972	-	340,972	-
Impairment of oil and gas properties	2,164,192	-	2,164,192	-
General and administrative expenses	4,200,529	6,286,876	(2,086,347)	-33.19%
Total operating expenses	$7,722,640	$6,768,807	$953,833	14.09%

General and administrative costs decreased from $6,286,876 incurred in fiscal 2018 compared to $4,200,529 in fiscal 2019, which is a decrease of $2,086,347. Detail of the increase is detailed as follows:

Increase(decrease) in non-cash stock and warrant compensation	$(1,841,327)
Increase(decrease) in consulting services expense	102,608
Increase(decrease) in investor relations expense	27,559
Increase(decrease) in travel expense	54,076
Increase(decrease) in salaries, employee benefits and payroll taxes	(124,331)
Increase(decrease) in professional fees	(79,388)
Increase(decrease) in general corporate expenses	(225,544)

Total Decrease in General and Administrative Expenses	$(2,086,347)

Depletion, depreciation and amortization expense increased from $342,426 in fiscal 2018 to $365,369 in fiscal 2019.

Due to the volatile nature of our business, we expect that revenues, as well as the related variable expenses, will continue to fluctuate substantially quarter–to–quarter and year–to–year. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices. Our average price on a BOE basis for oil and gas changed from $52.89 in fiscal 2018 to $51.31 in fiscal 2019, which was a decrease of $1.58. Production expenses will fluctuate according to the number and percentage ownership of producing wells, as well as the amount of revenues being contributed by such wells. Our goal is to improve cash flow in order to cover operating costs and expenses by attracting additional working interest partners to fund our drilling program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary resources are our leasehold rights which are located within an approximately 70,000 acre AMI in Pecos County, TX and our 5,385 acres under lease in Lea County, New Mexico and the underlying oil and gas reserves therein. Our ability to develop our leasehold acreage is dependent upon our ability to source investor groups that are willing to deploy the requisite capital with us. Our plans are to continue to attract drilling and completion funds whereby the investor earns a 75% working interest participation and our company retains a 25% “carried working interest” participation. The ability to attract such capital is dependent upon, amongst other things: economic factors, commodity prices for oil and gas, investor sentiment toward the oil and gas industry, and the continued favorable income tax treatment related to oil and gas investments.

CASH FLOWS

Changes in the net funds provided by or (used in) each of our operating, investing and financing activities are set forth in the table below:

			Increase
	July 31, 2019	July 31, 2018	(Decrease)

Net cash from (used in) operating activities	$(1,384,627)	$(2,014,926)	$630,299
Net cash (used in) investing activities	$(1,877,964)	$(934,422)	$(943,542)
Net cash provided by financing activities	$2,986,123	$2,716,440	$269,683

CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES

Cash flow from operating activities is derived from net loss less noncash items that impact net loss, plus changes in current asset and liability account balances. For the year ended July 31, 2019, cash used by operating activities was $1,384,627 in comparison to cash used by operating activities in the amount of $2,014,926 for the year ended July 31, 2018. The decrease in cash used by operating activities of $630,299 was primarily due to increased losses from operations, the decrease in stock-based compensation, the adjustment for impairment of oil and gas properties and the change in accounts payable.

CASH FLOW (USED IN) INVESTING ACTIVITIES

Cash flow used in investing activities is primarily attributable to investment in oil and gas properties offset by the proceeds from the sale of oil and gas working interests.

CASH FLOW FROM FINANCING ACTIVITIES

Cash flow from financing activities was principally attributable to $2,298,199 in proceeds from sales of common stock and $1,100,000 in proceeds from notes payable. Cash used in note repayments was $400,000.

OIL AND GAS RESERVES

The Company’s total net proved developed and undeveloped and probable oil and gas reserves and related values are summarized in the following table:

	Net Reserves		Estimated Future Cash Flows
	Oil	Gas	Non	Discounted
	(BOE)	(Mcf)	Discounted	at 10% (PV-10)

As of July 31,2019	518,240	1,151,900	$12,942,000	$8,590,000

As of July 31,2018	444,090	993,440	$13,045,460	$9,077,420

Quantities of the oil and gas net reserves increased from July 31, 2018 to July 31, 2019 primarily due to the acquisition of the oil and gas leases in Lea County, New Mexico. The decrease in projected future cash flows on both a non-discounted and discounted basis is attributable primarily to the decrease in oil and gas prices during the fiscal year ended July 31, 2019 versus the fiscal year ended July 31, 2018. The prices for the analysis as of July 31, 2018 were based upon oil at $61.55 per barrel and gas at $2.91 per MMBTU and the reserve analysis was based on oil prices at $58.99 per barrel and gas at $2.92 per MMBTU at July 31,2019.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Amazing Energy Oil and Gas, Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Amazing Energy Oil and Gas, Co. and Subsidiaries (the “Company”) as of July 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flow for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited financial resources, negative working capital, recurring losses and an accumulated deficit at July 31, 2019. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
We have served as the Company’s independent auditor since 2014
Spokane, Washington
November 13, 2019

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$177,227	$523,695
Receivable from working interest owners	93,708	33,954
Production revenue receivable	38,575	48,188
Other current assets	70,221	40,000
Total current assets	379,731	645,837

Oil and gas properties - proved, net	6,243,003	5,422,989
Oil and gas properties - unproved	3,765,501	3,079,492
Property and equipment, net	297,112	434,528
Other assets	126,362	78,600

TOTAL ASSETS	$10,811,709	$9,661,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,987,826	$295,015
Payable to related parties	85,038	25,038
Notes payable, related parties	528,502	311,730
Note payable, acquisition	1,900,000	-
Equipment note payable	11,928	10,247
Due to working interest owners	414,122	389,562
Accrued interest payable, related parties	152,858	400,805
Total current liabilities	5,080,274	1,432,397

Long term liabilities:
Promissory note payable, net of debt discount	200,560	-
Notes payable, related party	3,452,668	2,769,440
Equipment note payable	9,090	22,847
Stock subscriptions	330,000	-
Asset retirement obligation	636,205	258,575

Total liabilities	9,708,797	4,483,259

Commitments and contingencies (Notes 5 and 11)	-	-

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; Series A, par value $0.01	-	90
-0- shares issued and outstanding at July 31, 2019
9,000 shares issued and outstanding at July 31, 2018
Series B, par value $0.01, 50,000 shares issued and outstanding	500	500

Common stock, par value $0.001 per share; 3,000,000,000 shares authorized;	94,430	83,977
94,426,232 issued and outstanding at July 31, 2019
83,975,232 issued and outstanding at July 31, 2018
Additional paid-in capital	41,602,711	37,637,323
Accumulated deficit	(40,594,729)	(32,543,703)
Total stockholders’ equity	1,102,912	5,178,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,811,709	$9,661,446

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2019	2018

Revenue
Oil and gas sales	$594,891	$362,245
Oilfield service revenue	1,658	84,389
Total revenue	596,549	446,634

Operating expenses
Production costs	619,805	130,056
Depreciation, depletion and amortization	365,369	342,426
General and administrative expense	4,200,529	6,286,876
Accretion	31,773	9,449
Potential litigation settlement	340,972	-
Impairment of oil and gas properties	2,164,192	-
Total operating expenses	7,722,640	6,768,807

Loss from operations	(7,126,091)	(6,322,173)

Other (income) expense
Interest and other income	(3,416)	(13,946)
Interest expense	332,996	-
Financing costs, related parties	77,000	-
Interest expense, related parties	518,355	207,229
Total other (income) expense	924,935	193,283

Loss before taxes	(8,051,026)	(6,515,456)
Provision for income taxes	-	-

Net loss	$(8,051,026)	$(6,515,456)

Net loss per share:

Net loss per share of common stock, basic and diluted	$(0.093)	$(0.092)

Weighted average shares of common stock outstanding, basic and diluted	86,500,127	70,733,286

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, July 31, 2017	59,000	590	66,581,040	66,581	28,814,857	(26,028,247)	2,853,781

Issuance of common stock for cash			12,920,008	12,920	3,217,080		3,230,000
Issuance of common stock for services			856,628	857	534,343		535,200
Issuance of common stock for oil and gas properties			3,617,556	3,619	1,732,810		1,736,429
Stock purchase warrants issued for oil and gas properties					77,961		77,961
Stock purchase warrants issued for services					1,038,587		1,038,587
Stock options issued for services					2,221,685		2,221,685
Net loss						(6,515,456)	(6,515,456)

Balance, July 31, 2018	59,000	$590	83,975,232	$83,977	$37,637,323	$(32,543,703)	$5,178,187

Issuance of common stock for cash			1,800,000	1,800	418,200		420,000
Issuance of common stock for services			1,395,000	1,397	345,374		346,771
Warrants issued for services					236,577		236,577
Stock options issued for services					1,370,800		1,370,800
Accounts payable settled with shares of common stock			66,000	66	16,416		16,482
Warrants issued with notes payable, related parties					288,000		288,000
Warrant modification with issuance of note payable					480,771		480,771
Issuance of common stock in offering with working interest, net			7,190,000	7,190	1,709,160		1,716,350
Redemption of Preferred Stock - Series A	(9,000)	(90)			(899,910)		(900,000)
Net loss						(8,051,026)	(8,051,026)

Balance, July 31, 2019	50,000	$500	94,426,232	$94,430	$41,602,711	$(40,594,729)	$1,102,912

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended July 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(8,051,026)	$(6,515,456)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	1,954,148	3,795,472
Financing costs, related parties	60,000	-
Accretion expense	31,773	9,449
Depreciation, depletion and amortization	377,368	342,426
Impairment of oil and gas properties	2,164,192	-
Amortization of note discount	469,331	-
Loss on abandonment of equipment	4,805	-
Change in:
Receivable from working interest owners	(59,754)	30,438
Production revenue receivable	9,613	(8,287)
Other current assets	(30,221)	27,843
Other assets	22,238	(1,978)
Accounts payable and accrued liabilities	1,759,293	155,194
Payable to related parties	60,000	-
Due to working interest owners	24,560	(6,823)
Accrued interest payable	(180,947)	156,796
Net cash from operating activities	(1,384,627)	(2,014,926)

Cash Flows From Investing Activities
Investment in oil and gas properties	(2,802,715)	(1,122,422)
Acquisition of property and equipment	-	(12,000)
Proceeds from sale of oil and gas working interests	924,751	200,000
Net cash from investing activities	(1,877,964)	(934,422)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants	750,000	3,230,000
Proceeds from sale of common stock with working interest (Note 5)	1,548,199	-
Proceeds from notes payable, related parties	600,000	25,000
Proceeds from notes payable	500,000	-
Payments on notes payable	-	(50,000)
Payments on equipment note payable	(12,076)	(11,893)
Payments on note payable, related parties	(400,000)	(372,500)
Payments on note payable on acquisition, related parties	-	(104,167)
Net cash from financing activities	2,986,123	2,716,440

Net change in cash, cash equivalents, and restricted cash	(276,468)	(232,908)
Cash and cash equivalents and restricted cash - beginning of year	573,695	806,603

Cash and cash equivalents and restricted cash - end of year	$297,227	$573,695

Non-cash investing and financing activities
Warrant modification with issuance of note payable	$480,771	$-
Note payable, related party settled with participation in oil and gas working interest	$100,000	$-
Accounts payable settled with shares of common stock	$16,482	$-
Warrants issued with notes payable, related parties	$288,000	$-
Redemption of preferred stock in exchange for note payable, related parties	$900,000	$-
Accounts payable settled with common stock and participation in oil and gas working interest	$50,000	$-
Related party note payable settled with common stock and participation in oil and gas working interest	$260,000	$-
Related party accrued interest payable settled with common stock and participation in oil and gas working interest	$67,000	$-
Warrants issued as commission on sales of working interests	$50,050	$-
Oil and gas properties acquired with note payable, acquisition	$1,900,000	$-
Acquisition of oil and gas properties for shares of common stock	$-	$1,736,429
Acquisition of oil and gas properties for warrants to purchase shares of common stock	$-	$77,961
Due to working interest owners transferred to related party	$-	$25,038

Supplemental cash disclosure
Cash paid for interest	$428,298	$34,993

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

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

During the year ended July 31, 2019 an additional subsidiary was formed, Amazing Energy Holdings, LLC, a Texas limited liability company, for the acquisition of the Lea County, New Mexico properties and the Pecos County, Texas assets that the Company acquired in the transaction with Wyatt Energy, LLC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. (U.S. GAAP)

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, Inc., Amazing Energy LLC, Jilpetco, Inc., and Amazing Energy Holdings, LLC. All significant intercompany balances and transactions have been eliminated.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2019, the Company has limited financial resources with which to achieve its objectives to obtain profitability and positive cash flows. At July 31, 2019, the Company has an accumulated deficit of $40,594,729 and a working capital deficit of $4,700,543. Achievement of the Company’s objectives will be dependent upon the Company’s ability to obtain additional financing, to locate profitable oil and gas properties and to generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt as to its ability to continue as a going concern exists. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

The Company also provided oilfield services to both related party entities and outside oil and gas well working interest owners. Revenue from administration fees to unrelated working interest owners are recognized on an accrual basis in the period services are provided.

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

Due to Working Interest Owners

The Company provides oilfield services which includes interest owner accounting and subsequent disbursement of the interest owners’ pro-rata share of oil proceeds from a given lease. Generally, the pro-rata share of oil proceeds less any applicable pro-rata share of operating expenses is distributed to the interest owner within two months of sale of oil and natural gas. The due to working interest owners’ balances comprises those proceeds which have yet to be distributed to interest owners as a result of the time required to process administrative functions and process payment and any revenue suspense.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

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

The Company’s oil and gas revenue originates from production from its properties in Texas and New Mexico. Each revenue stream in both Texas and New Mexico is sold to a single purchaser of minerals through month to month contracts. While this creates a purchaser concentration, there are alternate buyers of the production in event the sole customer in each state is unable or unwilling to purchase.

The Company sells all of its production to only four purchasers; two in Texas and two in New Mexico. As a result, during the fiscal years ended July 31, 2019 and 2018, these purchasers represented 50% or more of its oil and gas revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

As of July 31, 2019 and 2018, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its oil and gas properties at July 31, 2019 and a $70,000 bond in favor of the State of New Mexico which are included in Other assets on the Consolidated Balance Sheet.

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

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The fair value of these financial instruments approximates the carrying values at July 31, 2019 and July 31, 2018.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Property and equipment

Property and equipment are stated at cost. Improvements which significantly increase an asset’s value or significantly extend its useful life are capitalized and depreciated over the asset’s remaining useful life. When property, plant or equipment is sold at a price either higher or lower than its carrying amount, or un-depreciated cost at the date of disposal, the difference between the sale proceeds over the carrying amount is recognized as gain, while a loss is recognized when the carrying amount exceeds the sale proceeds. Property and equipment are depreciated on a straight-line basis over their useful lives, which are typically five to seven years for equipment. Realization of the carrying value of other property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value, if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Repairs and maintenance costs are expensed in the period incurred.

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

Limitation on Capitalized Costs

Under the full-cost method of accounting, the Company is required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling Test”). If the capitalized costs of our oil and gas properties, net of accumulated amortization and related deferred income taxes, exceed the “Ceiling”, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. (See Note 5) The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties..

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on several variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions to proved reserves. Other issues, such as changes in regulatory requirements, technological advances, and other factors, which are difficult to predict, could also affect estimates of proved reserves in the future.

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

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At July 31, 2019 and July 31, 2018, the Company had no assets or liabilities measured at fair value on a recurring basis. See Notes 5 and 10 and related accounting policy disclosure regarding fair value estimates for ceiling tests and asset retirement obligations.

Recent accounting pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The guidance establishes a new five step principle-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The Company adopted the new standard on August 1, 2018 using the modified retrospective method. The adoption resulted in no changes in the timing of revenue recognition compared to the prior methodology. See Note 7 for further information.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a Consolidated Statement of Cash Flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this update as of August 1, 2018. Cash and cash equivalents and restricted cash on the Consolidated Statement of Cash Flows includes restricted cash of $120,000 and $50,000 as of July 31, 2019 and July 31, 2018, respectively.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Accounting Standards Updates to Become Effective in Future Periods

In February, 2016 the FASB issued ASU, No. 2016-02, Leases. The ASU requires companies to recognize on the Consolidated Balance Sheet, the assets and liabilities for the rights and obligations created by leased assets. ASU No. 2016-02 will be effective for the Company on August 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to certain disclosure requirements with respect to fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

The outstanding securities at July 31, 2019 and 2018, that could have a dilutive effect are as follows:

	July 31, 2019	July 31, 2018
Convertible preferred stock	5,500,000	6,490,000
Warrants	10,651,308	6,280,633
Stock options	32,085,000	28,085,000

Total potential dilution	48,236,308	40,855,633

For the years ended July 31, 2019 and 2018, the effect of this potential dilution has not been recognized since it would have been anti-dilutive due to net losses in those periods.

NOTE 4 – PROPERTY AND EQUIPMENT

As of July 31, 2019 and July 31, 2018, property and equipment were composed of the following:

	July 31, 2019	July 31, 2018

Drilling equipment	$751,936	$811,340
Other equipment	22,235	52,864
	774,171	864,204
Less: Accumulated depreciation	(477,059)	(429,676)
Total property and equipment, net	$297,112	$434,528

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas and New Mexico. The Company’s oil and gas properties are located entirely in the United States.

The Company’s mineral lease interests are comprised of leased acreage within the Pecos County, Texas of an approximate 70,000 acre AMI and 5,385 acres under lease in New Mexico as of July 31, 2019. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the approximately 70,000 acre AMI in Pecos County, Texas not already under lease as of July 31, 2019. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired, those trust funds are available to pay the lease cost per acre at predetermined amounts ranging from $200 to $300 per acre.

The Company is obligated to pay certain bonus lease payments related to certain of its lease properties in Pecos County, Texas. The Company is required to pay $27,000 each year on the JT Walker lease on August 7th. The Company is also required to pay $200,000 every five years on August 7th to continue the JPMorgan lease. The most recent payment on this lease was made in July, 2017. The next JPMorgan lease payment is due by August 7, 2022. The Company is current in its lease payments under these leases. The Company’s 5,385 gross acre interest (4,682 net acres) in Lea County, New Mexico is currently being held by production. Moreover, as long as the wells on each lease continues to produce oil and gas in commercial quantities, no additional lease payments will have to be made to the mineral owners.

At July 31, 2019, the Company has a working interest in twenty-six (26) wells located on the leasehold premises in Pecos County, Texas. The Company has drilled twenty-six (26) wells throughout the property, with sixteen wells (16) currently producing, eight (8) wells being temporarily shut-in and awaiting further evaluation and with two (2) wells having been permanently shut-in and awaiting either plugging or conversion to injector wells for a possible future water flood program.

At July 31, 2019, the Company has a working interest in ten (10) wells located on the leasehold premises in Lea County, New Mexico. Seven (7) wells are currently producing oil and/or gas and three (3) wells are being used to dispose of produced water from its seven (7) wells.

The Oil and gas property balances at July 31, 2019 and July 31, 2018, are set forth in the table below:

	July 31, 2019	July 31,2018

Unproved properties not subject to amortization	$3,765,501	$3,079,492
Property costs subject to amortization	9,510,574	6,627,470
Asset retirement obligation, asset	540,472	194,615
Total cost of oil and gas properties	13,816,547	9,901,577
Less: Accumulated depletion and impairment	(3,808,043)	(1,399,096)
Oil and gas properties, net full cost method	$10,008,504	$8,502,481

Year ended July 31, 2018 activity:

Effective March 9, 2018, the Company transferred a 16.125% working interest in four wells and issued common stock purchase warrants to acquire the Company’s common stock valued at $77,961, see Note 12, in exchange for $200,000 in cash. Gain or loss was not recognized on this sale since the sale did not significantly alter the relationship between capitalized costs and proved reserves.

During the year ended July 31, 2018, the Company issued 3,617,556 shares of common stock for lease interests with total fair value of $1,736,429. The working interests below were acquired effective June 1, 2018 and resulted in the Company holding 100% of the working interest in the developed wells in Pecos County as of July 31, 2018.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

				Net
	Number of	Fair	Working	Revenue
Owner Name	Shares	Value	Interest	Interest

Related Parties
TONY ALFORD	246,668	$118,401	10.83%	8.13%
PETRO-PRO, LTD.	246,668	118,401	10.83%	8.13%

Unrelated Parties	3,124,220	1,499,627

Totals	3,617,556	$1,736,429

Year ended July 31, 2019 activity:

On October 17, 2018, the Company acquired the deep rights in 26,000 mostly contiguous acres in the Permian Basin in Pecos County, Texas. The purchased acreage is subject to basically the same option terms that are applicable to the other Pecos County, Texas acreage controlled by the Company. The cost of the acquisition was $500,000.

During the fiscal year ended July 31, 2019, the Company offered an opportunity to several investors for participation in development of the WWJD #31- H well. The investment was offered to joint venture working interest partners (the “WWJD #31-H Partners”) who paid 100% of all recompletion costs on a turnkey basis for the development of the horizontal well. In exchange, the WWJD #31-H Partners received a 63% working interest in the wellbore, but will receive a preferred payout of 75% of the net monthly revenue to the working interest until such time that they have received a cumulative payout equal to 110% of their initial investment.

In addition, the WWJD #31-H Partners received shares of the Company’s common stock proportionately to their cash investment (at the rate of one half share of common stock for each $1.00 invested in the well). Consideration from the offering received totaled $1,260,000, which was first allocated to the shares of common stock based on the fair value of the shares on the date of each of the WWJD #31-H Partners investment and the remainder of the proceeds were allocated to the percentage participation interest acquired by the participants. Consideration received was as follows:

		Allocated to		Working interest
		Common stock		in WWJD Well #31
	Consideration	No. of Shares	Value	Participation % Interest	Value

Cash	$1,025,000	512,500	$100,249	51.25%	$924,751
Settlement of accounts payable and accrued liabilities	25,000	12,500	2,251	1.25%	22,749
Settlement of accrued interest payable, related party	50,000	25,000	5,000	2.50%	45,000
Settlement of notes payable, related parties	160,000	80,000	18,900	8.00%	141,100
Totals	$1,260,000	630,000	$126,400	63.00%	$1,133,600

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Mr. Will McAndrew, the Company’s CEO, participated in the above transaction in exchange for settlement of accounts payable and accrued liabilities representing accrued compensation of $25,000 due to him.

On October 12, 2018, the Company entered into an Option Agreement for the acquisition of several oil and gas producing leaseholds in New Mexico. At the date that the Option Agreement was executed, the Company paid the seller a non-refundable deposit of $100,000, with the understanding that the cash deposit would be applied against the negotiated purchase price if a purchase was consummated. The Company exercised its option to purchase the New Mexico properties and the transaction was closed effective January 1, 2019. The negotiated purchase price was $2,000,000, and in addition to applying the $100,000 deposit against the purchase price, the Seller agreed to take a $1,900,000 promissory note, which will become due and payable, including accrued interest at a rate of 7% per annum, on December 31, 2019.

During the fiscal year ended July 31, 2019, the Company offered an opportunity to several investors to participate in a recompletion attempt on the Moe 35 1-04H which is located in Lea County, New Mexico. The investment was offered to joint venture working interest partners (the “Moe Partners”) who paid 100% of all completion costs on a turnkey basis for the development and reworking of the horizontal well. In exchange, the Moe Partners received working interests in the well-bore, and they will receive a preferred payout of 75% of the net monthly revenue to the working interest until such time that they have received a cumulative payout equal to 110% of their investment. Consideration from the offering received totaled $1,640,000, which was first allocated to the shares of common stock based on the fair value of the shares on the date of each of the Moe 35 1-04H Partners investment and the remainder of the proceeds were allocated to the percentage participation interest acquired by the participants. Consideration received from the sale of the working interests in the well and common stock issued to participating Moe Partners during the fiscal year ended July 31, 2019 are summarized as follows:

				Allocated to
		Allocated to		Working interest
		Common stock		in Moe 35 1-04H
		No. of		Participation
	Consideration	Shares	Value	% Interest	Value

Cash	$1,498,000	5,992,000	$1,498,000	40.95%	$-
Settlement of accounts payable and accrued liabilities	25,000	100,000	25,000	0.75%	-
Settlement of accrued interest payable, related party	17,000	68,000	17,000	1.28%	-
Settlement of notes payable, related parties	100,000	400,000	100,000	6.23%	-
Warrants issued for commission on sales	-	-	(50,050)	-	-

Totals	$1,640,000	6,560,000	$1,589,950	49.20%	$-

Mr. Will McAndrew, the Company’s CEO, participated in the above transaction in exchange for settlement of accounts payable and accrued liabilities representing accrued compensation of $25,000 due to him.

Ceiling Test

During the fiscal year ended July 31, 2019, the Company recorded a full cost ceiling impairment of $2,164,192. The ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (average prices of $58.99/Bbl. and $2.92/mcf yielded estimated undiscounted revenue of $21,021,540 at July 31, 2019), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves (estimated undiscounted expenditures of $12,018,720 at July 31, 2019); plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties ($Nil at July 31, 2019). The net present value was estimated to be $6,243,003 based on these factors.

No impairment was recorded during the fiscal year ended July 31, 2018.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

NOTE 6 – PAYABLE TO RELATED PARTIES

Effective June 1, 2018 the Company ceased to be the operator of record of properties in which it owns no working interest. The properties’ principal working interest owner is Petro Pro, Ltd. (“Petro Pro”), an entity controlled by Jed Miesner, former Chairman of the Board of Directors and current Director at July 31, 2019. In connection with the transfer of operations to US Petro, LLC (an entity is controlled by related parties, Mr. Miesner and Mr. Alford, Chairman of the Board) the Company agreed to transfer $25,038 to US Petro which was the amount of suspended revenue attributable to owners in the properties.

As of July 31, 2019, the Company has a payable to the Thornhill Law Firm, A PLC for $60,000 for legal services. The Company recognized $60,000 in legal expense during the fiscal year ended July 31, 2019. No legal expenses were incurred in the fiscal year ended July 31, 2018. The principal of the firm is Tommie Thornhill who is also a director of the Company.

NOTE 7 – REVENUE

On August 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and the series of related ASUs that followed under ASC Topic 606 (collectively, “Topic 606”). Under Topic 606, revenue is generally recognized upon delivery of produced oil and natural gas volumes to customers. The Company’s customer sales contracts include oil and natural gas sales. Under Topic 606, each unit (thousand cubic feet or barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which the Company operates. The transaction price is allocated to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of produced oil volumes passes to customers when the oil is measured either by a trucking oil ticket or by a meter when entering an oil pipeline. Similarly, control of produced natural gas volumes passes to customers at specific metered points indicated in our natural gas contracts. The Company has no control over the commodities after those points and the measurement at those points dictates the amount on which the customer’s payment is based. The Company’s oil and natural gas revenue streams include volumes burdened by royalty and other joint owner working interests. Revenues are recorded and presented on the consolidated financial statements net of the royalty and other joint owner working interests.

Revenue is recorded in the month production is delivered to the purchaser. However, settlement statements and payments for oil and natural gas sales may not be received for up to 60 days after the date production is delivered, and as a result, management is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized. As of July 31, 2019 and 2018, receivables from contracts with customers were $38,575 and $48,188, respectively.

Topic 606 did not change our pattern of timing of revenue recognition. The Company adopted the new standard on August 1, 2018 using the modified retrospective method. The adoption resulted in no changes in the timing of revenue recognition compared to the prior methodology.

Detailed oil and gas revenue for the years ended July 31, 2019 and 2018 is as follows:

	Year ended July 31,
	2019	2018
Oil	$593,875	$302,996
Gas	1,016	59,249
Total	$594,891	$362,245

The following tables present oil and natural gas revenues disaggregated by revenue source and by purchaser:

	Year Ended July 31, 2019
			Total Oil and
	Oil Revenue	Gas Revenue	Natural Gas Revenues
Rio Energy International, Inc.	$403,355	$1,016	$404,371
Plains Marketing, L.P.	190,520	-	190,520
Total oil and natural gas revenues	$593,875	$1,016	$594,891

	Year Ended July 31, 2018
			Total Oil and
	Oil Revenue	Gas Revenue	Natural Gas Revenues
Rio Energy International, Inc.	$302,996	$59,249	$362,245
Plains Marketing, L.P.	-	-	-
Total oil and natural gas revenues	$302,996	$59,249	$362,245

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

NOTE 8 – NOTES PAYABLE

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

Terms of the notes were modified effective February 1, 2017, pursuant to an agreement between Jed Miesner, Petro Pro, Ltd., JLM and the Company. Beginning February 1, 2017, and continuing through February 1, 2019, the interest rate on the aforementioned notes was reduced from 8% to 6% per annum. Starting February 1, 2019 and continuing through the maturity date of the two notes (December 31, 2030), the annual interest rate on the notes was set at a rate equal to the Happy State Bank prime rate of 5.25% plus 2% at July 31, 2019.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

Principal maturities for the two loan agreements and the credit facility outstanding at July 31, 2019 for the remaining terms are summarized by year as follows:

	Principal Maturities
Year ending July 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2020	$310,995	$176,337	$41,170	$528,502
2021	67,272	38,144	-	105,416
2022	72,655	41,196	-	113,851
2023	78,467	44,492	-	122,959
2024	84,744	48,051	-	132,795
Subsequent years	2,225,867	751,780	-	2,977,647
	$2,840,000	$1,100,000	$41,170	$3,981,170

As of July 31, 2019 and 2018, the accrued and unpaid interest on this related party convertible debt was $152,858 and $400,805, respectively. Related party interest expense on these notes for the fiscal years ended July 31, 2019 and 2018 was $230,351 and $198,698, respectively. During the fiscal years ended July 31, 2019 and July 31, 2018, the Company paid interest on these notes in the amounts of $428,298 and $34,993, respectively, in cash and $50,000 in a working interest participation in well WWJD #31-H during the fiscal year ended July 31, 2019 (see Note 5).

At July 31, 2019, the balance of the convertible debt and accrued interest was convertible into membership units of Amazing Energy, LLC, a wholly owned subsidiary of the Company, at $.60 per unit.

See Note 13 Subsequent events.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

On October 16, 2018, the Company entered into promissory notes with its Chairman of the Board and one of its Directors to fund the acquisition of the Wyatt properties in Pecos County, Texas and to allow the Company to enter into an Option Agreement for acquisition of several oil and gas producing properties in Lea County, New Mexico. The aggregate principal amount of the two new notes was $600,000. The notes required a placement fee of $60,000 (equal to 10% of the principal amounts of the loans), which was expensed as financing cost during year ended July 31, 2019. As additional consideration for the financing, the Company issued 2,400,000 warrants for the right to acquire its common stock at an exercise price of $0.25 per share for a term of six years. As a result, the Company recorded a debt discount of $288,000 to account for the relative fair value of the warrants (see Note 13). The debt discount was amortized as interest expense over the term of the note.

On October 26, 2018, the Company paid $400,000 on the promissory notes. During the fiscal year ended July 31, 2019, an additional $160,000 of the promissory notes were satisfied through the noteholders’ participation in the offering of working interest in the WWJD #31-H and Moe 35 1-04H. The note holders received a 6.225 % working interest in the WWJD #31-H well and 400,000 shares of the Company’s common stock (see Note 5). The remaining related party note balance of $100,000 was satisfied on April 10 by granting a 3% working interest in the Moe 35 1-04H well via the remaining note holder’s election to participate in the Company’s offering to raise capital for the recompletion of the well.

At July 31, 2019, the notes have been paid in full and the related debt discount has been fully amortized. Related party financing costs on these notes for the year ended July 31, 2019 was $77,000.

Promissory note payable – October 2018

On October 22, 2018, the Company entered into a promissory note with Bories Capital, LLC (Bories) for $500,000, the owner of which is a holder of all of the outstanding shares of the Company’s Preferred B stock. The note bears interest at the Hancock Whitney Bank prime rate plus two percent (7.50% at July 31, 2019) and is due in full at maturity on October 24, 2020. Interest is payable monthly beginning on November 30, 2018. As additional consideration for the note, the Company agreed to modify the terms of 2,674,576 warrants to acquire common stock held by the owner of Bories. The warrants were amended to change the exercise price from $0.60 to $0.40 per share and extend the expiration date from July 31, 2019 to April 1, 2024. These modifications resulted in financing fee of $480,771 which represents the difference in the fair value of the warrants before and after the change in terms. The amount was recognized as a discount on the note and is being amortized as interest expense over the term of the note. Amortization of $181,331 was recognized as interest expense during the year ended July 31, 2019. At July 31, 2019, the discount balance is $299,440.

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

Note payable, acquisition – October 2018

On October 12, 2018 the Company entered into an agreement for the acquisition of oil and gas producing interest in New Mexico for $2,000,000. As part of the agreement, the Company entered into a seller financed note payable of $1,900,000. The note bears interest of 7% and the entire balance of principal and interest is due at maturity on December 31, 2019.

Note payable on acquisition, related party – August 2016

In August 2016, the Company executed a note with Jed Miesner for $500,000 in consideration for the acquisition of Jilpetco. The note bore interest at 6% and had payments of principal and interest payments through maturity on December 25, 2017. On December 19, 2017, the Company made the final principal payment on the note.

Jilpetco notes payable, related parties – May 2016

On May 27, 2016, Jilpetco entered into several loan agreements totaling $180,000 with Tony Alford, Robert Bories, Robert Manning, Petro Pro Ltd., and Reese Pinney. Messrs. Alford and Manning were (and remain) directors of the Company at the time of the agreements. Messrs. Bories and Pinney were officers of the Company. During the years ended July 31, 2018 and 2017, additional borrowings and participation fees of $25,000 and $225,000, respectively, were added to these notes payable. The notes and related interest payable were paid in full in December 15, 2017 and January 2, 2018.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Note payable - July 2017

On July 21, 2017, the Company entered into a note payable agreement with an unrelated party. The principal amount of the note was $50,000. The note matured on January 21, 2018 and bore interest at a rate of 8% per annum and included a participation fee of $5,000 equal to 10% of the principal amounts of the loan. The loan was paid in full including interest and fees on January 21, 2018.

Equipment note payable

On September 13, 2016, the Company entered into a retail installment sale contract and security agreement (the “equipment note”) for the purchase of equipment. The equipment note is collateralized by a tractor loader backhoe. The equipment note requires 60 monthly installment payments of $994 through September 13, 2021. At July 31, 2019 and 2018, the balance of the note was $21,018 and $33,094, respectively. Principal payments for future years ending July 31, 2020 and 2021 are $11,928, and $9,090, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The information below reconciles the value of the asset retirement obligation for years ended July 31, 2019 and 2018 respectively:

	For the years ended July 31,
	2019	2018
Beginning balance	$258,575	$183,397
Asset retirement obligation incurred	345,857	65,729
Accretion	31,773	9,449
Ending balance	$636,205	$258,575

During the fiscal year ended July 31, 2019, the Company increased its working interest ownership in oil and gas leases for which it already had an interest and acquired additional properties (see Note 5).  The Company estimated future costs to retire these properties and recorded asset retirement obligations. The estimated future costs were discounted using a credit adjusted, risk-free interest rate of 6.0% and adjusted for inflation rate of 2.6%. As a result, the Company increased its asset retirement obligation by $345,857 to reflect the increased ownership in additional wells that were added during the fiscal year ended July 31, 2019.

During the fiscal year ended July 31, 2018, the Company increased its working interest ownership in oil and gas leases for which it already had an interest (See Note 5). As a result, the Company increased its asset retirement obligation by $65,729 to reflect the increased ownership in those working interests.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

NOTE 10 - INCOME TAXES

The Company did not recognize a tax provision for the fiscal years ended July 31, 2019 and 2018 due to ongoing net losses incurred by the Company.

The following is reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax benefit for the fiscal years ended July 31, 2019 and July 31, 2018 and deferred taxes as of July 31, 2019 and 2018 (all amounts rounded to nearest thousand):

	For the year ended July 31,
	2019	2018
Applicable statutory benefit at 21% in 2019 and 26.5% in 2018	$(1,691,000)	$(1,767,000)
Prior year change in estimate	-	112,000
Impact on the change in federal tax rate	-	1,471,000
Meals and entertainment and other	16,000	4,000
Change in valuation allowance	1,675,000	180,000
Net tax benefit	$-	$-

	At July 31
	2,019	2,018
Deferred tax assets:
Net operating loss carryforward	$3,174,000	$2,539,000
Stock based compensation	1,278,000	868,000
Depletion and depreciation	421,000	-
Total deferred tax assets	4,873,000	3,407,000

Deferred tax liabilities:
Intangible drilling and other costs for oil and gas properties	$(807,000)	$(906,000)
Depletion and depreciation	-	(34,000)
Other	(15,000)	(91,000)
Total deferred tax liabilities	(822,000)	(1,031,000)
Net deferred tax assets	4,051,000	2,376,000
Less valuation allowance	4,051,000	2,376,000
Net deferred tax assets	$-	$-

The Company had federal net operating loss carry forwards of approximately $15,118,000 and $12,100,000 at July 31, 2019 and 2018, respectively. The federal net operating loss carry forwards will begin to expire in fiscal years ending July 31, 2033 through July 31, 2039. Realization of the net deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company did not incur any income tax benefit or provision for the fiscal year ended July 31, 2018 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $1.5 million during the fiscal year ended July 31, 2018, which consisted primarily of the remeasurement of federal deferred tax assets and liabilities from 34% to 21%.

Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Currently tax years from fiscal 2015 through 2019 remain open for examination by tax authorities. Net operating losses prior to 2015 could be adjusted during an examination of open years.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies because of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

Legal contingency

On September 7, 2017, Amazing Energy LLC and Jilpetco Inc. were served with a summons and complaint in Cause No. P-7600-83-CV in the 83rd District Court in Pecos County, Texas. The nature of the litigation is that Amazing Energy & Jilpetco were joined as defendants in a case in Pecos County, Texas, between Fredrick Bartlett Wulff, Sr. et al plaintiffs and Benedum & Trees, LLC et al defendants. The suit alleges breach of lease, breach of implied duty to explore and develop, and requests a declaratory judgment that the leases are terminated, and the suit requests an accounting of lease production. The plaintiffs seek a release of the oil and gas leases except as to Section 91. The Company’s counsel handling this case failed to comply with discovery and the court awarded sanctions and legal costs against the Company in July 2019. At July 31, 2019, the Company has accrued $65,492 due to working interest owners related to the Wulff claims which was released subsequent to July 31, 2019. In addition, the Company has accrued $98,291 in accounts payable for the sanctions and legal costs which was paid subsequent to July 31, 2019. The plaintiffs still contend that breach of contract remains as to Section 91 leases. In the opinion of the Company’s management, the pending litigation claims against it, if decided adversely, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

On October 24, 2018 AAPIM, LLC (“AAPIM”) filed a lawsuit in the District Court of Pecos County, Texas, 112th Judicial District (Cause No. P-12363-112-CV) against Amazing Energy, LLC, a wholly-owned subsidiary of the Company. The Petition alleged Amazing Energy, LLC failed to pay plaintiff its proportionate share of the proceeds from oil and gas production from minerals in Pecos County, Texas. The Company retained counsel to represent Amazing Energy, LLC in the lawsuit. However, counsel for Amazing Energy, LLC failed to answer AAPIM’s Petition in a timely manner. AAPIM, on January 7, 2019 filed a Motion for Default Judgment against Amazing Energy, LLC. Amazing Energy, LLC was not notified, by its counsel or its registered agent, of the Motion for Default Judgment and as a result the Motion for Default Judgment was unopposed and on January 9, 2019, AAPIM obtained a Default Judgment against Amazing Energy, LLC. The Company has been in negotiations with AAPIM to settle the amount owed by Amazing Energy, LLC pursuant to the Default Judgment and management believes a settlement of the outstanding amount will occur. For the fiscal year ending July 31, 2019, the Company has recognized an expense for the potential litigation settlement of $340,972 representing the amount of the judgment and interest expense of $50,303 incurred through July 31, 2019 as accounts payable.

On May 30, 2019 the Company received a request from a Company investor requesting arbitration for allegations of misrepresentation by the Company, and/or its wholly-owned subsidiary Jilpetco, Inc., dating from the period of approximately 2011-2014. The arbitration request stated that unless the matter was resolved by July 5, 2019 the investor would turn to the Texas Attorney General’s office for relief. The Company entered into settlement negotiations with the investor but those negotiations were not concluded by the stated deadline. The investor thereafter sent the Company a copy of a letter from the Texas Attorney General’s office, dated July 24, 2019, acknowledging the investor’s correspondence with the Texas Attorney General’s office and alleged violations of Texas’ consumer protection laws and deceptive business practices. The Company has not directly received any communications from the Texas Attorney General’s office, and the investor has informed the Company he has withdrawn his complaint with the Attorney General’s office.

Lease commitments

The Company’s principal offices are located at 5700 West Plano Parkway, Suite 3600 in Plano, Texas. Prior to May 1, 2019, the Company subleased office space from a tenant under an approved sublease agreement. On May 1, 2019, the Company agreed to assume the remaining lease obligations (through November 30, 2019) of the former tenant and to become the new lessee under a new agreement that extended the lease term to February 28, 2023. Future minimum annual lease payments under the terms of the lease are as follows:

For the Fiscal Year Ended July 31,	Minimum Annual Lease Payments

2020	$81,646
2021	84,296
2022	84,959
August 1, 2022 to February 28, 2023	50,366
Total Minimum Future Office Lease Rental Payments	$301,267

The Company has entered into month-to-month sublease agreements with several tenants. Under the terms of said agreements, the sublessees will pay approximately one-half (50%) of the total amount of rent that the Company pays each month that they continue to sublease space.

Oil and gas lease commitments

Royalties: The Company is obligated to pay royalties to holders of oil and natural gas interests in its operations

Working Interest Holders: The Company is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses. The amounts are based on monthly oil and gas sales and are charged monthly net of oil and gas revenue and recognized as “Due to working interest owners” on the Company’s Consolidated Balance Sheet.

The typical oil and natural gas lease agreement covering our acreage positions in Pecos County, Texas and Lea County, New Mexico. provides for the payment of royalties to the mineral owners for all oil and natural gas produced form any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to the Company working interest generally ranging from 75% to 80%.

NOTE 12 – STOCKHOLDERS’ EQUITY

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Preferred stock

The Company is authorized to issue 10,000,000 shares of its preferred stock with a no-par value per share.

Series A convertible preferred stock:

The Company has -0- and 9,000 shares of Series A preferred stock outstanding at July 31, 2019 and July 31, 2018, respectively. These shares were originally issued from the designated 10,000,000 shares of preferred stock, no par value.

Effective April 1, 2019, the Company redeemed all of the issued and outstanding shares of its Series A preferred stock. The holder of 100% of the Series A was Jed Miesner, a member of the Company’s Board of Directors. The Company redeemed 9,000 shares of the Series A, which had the voting power equivalent to 90,000,000 shares of the Company’s common stock, for the consideration of $100.00 per share, or a total payment of $900,000. The redemption price was effectuated through an increase in the principal balance of a promissory note issued to Mr. Miesner by the Company’s wholly owned subsidiary Amazing Energy, LLC. The principal balance of the Note was increased from $1,940,000 to $2,840,000.

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at July 31, 2019. These Series B shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

●	Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $5,000,000 computed as of July 31, 2019, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B preferred stock.

●	Dividends: Holders of the Series B preferred stock are not entitled to receive a dividend.

●	Voting: The Series B preferred stock has no voting rights other than to be voted when required by the laws of the State of Nevada.

●	Non-transferrable: The shares of Series B preferred stock are not transferrable except under a plan for wealth transfer and estate planning or upon conversion or redemption as set forth below.

●	Conversion: Beginning July 31, 2024 (as amended), any shares of the Series B preferred stock outstanding will be convertible, at the discretion of the shareholder, for a period of three years, into common stock purchase warrants of the Company with an conversion price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series B preferred stock outstanding.

As additional consideration for a new promissory note dated October 22, 2018 (see Note 8), the terms of the right to convert preferred shares into warrants to acquire common stock attached to the Company’s Series “B” Preferred Stock, were amended to extend the conversion period to April 1, 2024 and to reduce the underlying warrant exercise price from $0.60 per share to $0.40 per share. The Company further agreed to suspend its right to call the Series “B” Preferred Stock until April 1, 2024.

Common Stock:

During the fiscal years ended July 31, 2019 and 2018, the Company issued the following:

●	1,800,000 and 12,920,008 shares of common stock, respectively, for cash of $420,000 and $3,230,000. Prior to July 31, 2019, the Company received additional cash of $330,000 for shares of common stock that were issued subsequent to year end. As such, the balance is shown as a subscription payable on the consolidated balance sheet.

●	1,395,000 and 856,628 shares of common stock with total fair values of $346,771 and $535,200, respectively, as compensation for services.

●	7,190,000 and 3,617,556 shares of common stock in offerings with working interests with total fair values of $1,716,350 and $1,736,429, respectively.

●	66,000 and -0- shares of common stock with total fair values of $16,482 and $-0-, respectively, in settlement of accounts payable.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Warrants:

During the fiscal year ended July 31, 2019, the Company issued 275,000 warrants with common stock sold for cash. These warrants have an exercise price of $0.50 and expire in 2022. In addition, the Company issued 200,200 warrants to a consultant for commission associated with the sale of working interests in the Moe 35 1-04H (See Note 5). These warrants have an exercise price of $0.25 and expire in 2022.

During the fiscal years ended July 31, 2019 and 2018, the Company issued 1,495,475 and 3,469,391 warrants with total fair values of $358,434 and $1,038,587, respectively, as compensation for services. The warrants have a weighted average exercise price and term of $0.33 and 4.9 years, respectively. During the fiscal years ended July 31, 2019 and 2018, compensation expense of $236,577 and $1,038,587, respectively, was recognized. Unrecognized compensation of $121,857 at July 31, 2019 will be recognized over the next two years.

During the fiscal year ended July 31, 2019, the Company issued 2,400,000 warrants in connection with note payable agreements with related parties (see Note 8). The warrants have a term of three years and an exercise price of $0.25. The fair value of the warrants was $553,822 and the relative fair value was $288,000 which was recorded as a discount on the note payable.

During the fiscal year ended July 31, 2019, the Company amended terms of warrants to purchase 2,674,576 shares of common stock in connection with the note payable to Bories (see Note 8). The Company agreed to modify the terms of warrants to change the exercise price from $0.60 to $0.40 per share and extend the expiration date from July 31, 2019 to April 1, 2024. The fair value of these changes was $480,771 and recorded as a discount on the note payable.

During the fiscal year ended July 31, 2018, the Company issued 136,666 warrants for oil and gas property interests with total fair value of $77,961.

The weighted average fair value of warrants and the key assumptions used in the Black-Scholes valuation model to calculate the fair value for the fiscal years ended July 31, 2019 and 2018, are as follows:

Fiscal Years Ended July 31,
	2019	2018

Stock price	$0.18 - $0.32	$0.30 - $0.69
Exercise price	$0.23 to $0.50	$0.37 - $1.00
Expected term (in years)	3 to 5	3 to 5
Risk-free rate	2.23% - 3.01%	1.57% - 2.85%
Volatility	156% - 166%	166% - 178%

Warrant transactions for the years ended July 31, 2019 and 2018 are summarized as follows:

	Fiscal Years Ended July 31,
	2019	2018

Outstanding warrants - beginning of year	6,280,633	2,674,576
Issued	4,370,675	3,606,057
Exercised	-	-
Expired	-	-

Outstanding warrants - end of year	10,651,308	6,280,633

The Company’s outstanding warrants at July 31, 2019 are as follows:

	Number
Expiration Year	of Warrants	Exercise Price

2020	1,200,000	$0.50
2021	1,858,332	$0.40 to $1.00
2022	785,200	$0.25 to $0.60
2023	721,625	$0.23 to $0.74
2024	6,086,151	$0.31 to $0.40

	10,651,308

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Stock Options:

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”). The Listing Options will vest and be immediately exercisable on the date the Company’s stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers. The Listing Options shall have an exercise price equal to the closing price on the date such trading commences. As of July 31, 2019, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

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

On November 1, 2018, the Company’s board of directors agreed to reduce the exercise price from $0.40 to $0.25 on the August 11, 2017 options that were granted to the CEO. As result of this modification, the Company recognized additional compensation expense based on the incremental fair value of the modified options. Additional compensation of $33,039 was immediately recognized on options that had already fully vested. An amount of $36,710 was added to the unrecognized compensation on options that had not yet vested and is being amortized over the remaining vesting term of the options.

For the fiscal years ended July 31, 2019 and 2018, total compensation of $831,345 and $2,084,561 was recognized on the August 11, 2017 grants. At July 31, 2019, unrecognized compensation of approximately $1,139,722 associated with the 2017 grants will be recognized over the next 3.03 years.

During the fiscal years ended July 31, 2019 and 2018, the Board of Directors authorized the grant of 1,000,000 and 500,000 options, respectively, to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant. The fair values of the grants were $214,752 and $137,056 which the Company recognized as stock-based compensation for the year ended July 31, 2019 and 2018, respectively.

During the fiscal year ended July 31, 2019, the Company issued 3,000,000 stock options to employees in connection with employment agreements. Stock-based compensation of $324,703 was recognized for initial and periodic vesting of options granted under employment agreements. Unrecognized compensation at July 31, 2019 of $361,992 will be recognized over the next 2.5 years.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Options granted were valued using the Black-Scholes Option Pricing Model. The assumptions used in calculating the fair value of the options were as follows:

Fiscal Years ended July 31,
	2019	2018
Fair value of options granted	$0.17 - $0.33	$0.25 – $0.29
Stock price	$0.21 - $0.34	$0.26 - $0.30
Exercise price	$0.30	$0.40
Expected term (in years)	3 to 5	4 to 5
Risk-free rate	2.49% - 2.96%	1.57% - 1.74%
Volatility	157% - 166%	175% - 201%

The following is a summary of the Company’s option activity for the years ended July 31, 2019 and 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term in Years
Outstanding at July 31, 2017	-	-	-
Issued	28,085,000	$0.31	5.00
Exercised	-	-	-
Expired	-	-	-
Outstanding at July 31, 2018	28,085,000	0.31	4.01
Issued	4,000,000	0.30	3.88
Exercised	-	-	-
Expired	-	-	-
Outstanding at July 31, 2019	32,085,000	$0.31	4.06

Outstanding at July 31, 2019, exercisable	8,841,667	$0.32	3.11

At July 31, 2019, the vested options had no intrinsic value.

NOTE 13 – SUBSEQUENT EVENTS

In November 2019, the Company came to terms on a proposed agreement with Jed and Lesa Miesner (the “Miesners”), and their affiliated companies JLM Strategic Investments, LP (“JLM”), Petro Pro, Ltd. (“PPL”), US Petro, LLC (“US Petro”). Pursuant to the agreement, the Company will pay the total sum of $1,750,000 to the Miesners and/or their affiliated entities.

The proposed agreement provides that the Company will acquire all right, title and interest in and to three notes and mortgages/deeds of trust, with a value of approximately $4,200,000 held by the Miesners, JLM, and PPL, respectively. Furthermore, the parties have agreed that the Miesners, and their related affiliates, will surrender all of the shares of the Company’s common stock held by them, forgo any claims to all options to acquire shares of the Company’s common stock, all warrants to purchase the Company’s common stock, and any claims for compensation and wrongful termination pursuant to Jed Miesner’s former employment agreement with the Company, as well as a release of any and all other claims the Miesners, and/or any of their affiliated companies, may have against the Company and/or any of its subsidiaries. In exchange, the Company will forgo any claims it may have against Jed Miesner pursuant to his former employment agreement with the Company and any other additional claims the Company, and/or any of its subsidiaries, may have against the Miesners and/or any of their affiliated companies. As a part of the proposed agreement, Jed Miesner will also resign from the Company’s board of directors.

On August 28, 2019, TCI Business Capital, Inc. (“TCI”) filed a petition, in the 416th District Court of Colin County, Texas (Case No. 416-04883-2019), against the Company and its wholly-owned subsidiary Jilpetco, Inc. TCI is a commercial factoring company that purchased certain accounts receivable from Diligent Well Site Services, LLC (“Diligent”). Diligent had previously performed services to Jilpetco. On October 10, 2019, the Company and Jilpetco entered into a settlement agreement with TCI whereby the Company/Jilpetco agreed to pay TCI the total amount of $66,085 in two installments. The first installment of $33,085 was paid on October 16, 2019. The second installment, in the amount of $33,000 was due on or before October 30, 2019. The Company failed to make the second installment and on November 11, 2019 the Company was served, by TCI, with an amended petition. Management expects to retire the remaining amounts owed under the settlement agreement in short order. The total amount of $66,085 is accrued as an accounts payable at July 31, 2019.

NOTE 14 – SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

Costs Incurred – Costs incurred in oil and gas property acquisition, exploration and development activities, whether expensed or capitalized, are reflected in the table below for the fiscal years ended July 31, 2019 and 2018:

	2019	2018
Development costs	$4,691,215	$2,936,812
Total costs incurred	$4,691,215	$2,936,812

Capitalized Costs – The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization (“DD&A”), including any accumulated valuation allowances, are reflected in the table below for the fiscal years ended July 31, 2019 and July 31, 2018:

	July 31, 2019	July 31,2018

Unproved properties not subject to amortization	$3,765,501	$3,079,492
Property costs subject to amortization	9,510,574	6,627,470
Asset retirement obligation, asset	540,472	194,615
Total cost of oil and gas properties	13,816,547	9,901,577
Less: Accumulated depletion and impairment	(3,808,043)	(1,399,096)
Oil and gas properties, net full cost method	$10,008,504	$8,502,481

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

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

Basis of Presentation – The proved oil and gas reserve quantities for fiscal years ended July 31, 2019 and July 31, 2018 are based on estimates prepared by Mire & Associates, Inc., Petroleum Engineering Consultants. There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties which are undeveloped or have a limited production history, such as our properties. The following reserve data represents estimates only and actual reserves may vary substantially from these estimates. All of our proved reserves were in the United States as of July 31, 2019 and July 31, 2018. Our net quantities of proved developed and undeveloped reserves of crude oil and gas and changes therein are reflected in the table below.

As of July 31, 2019, in Pecos County, Texas, the Company had twenty-six (26) wells drilled with sixteen (16) currently producing, eight (8) wells currently shut-in and awaiting further evaluation and two (2) wells permanently shut-in awaiting either plugging or conversion to injector wells to be used in a future planned water flood program. Seven (7) additional producing wells and three(3) saltwater disposal wells in Lea County, New Mexico were acquired during the year ended July 31, 2019.

The proved reserves as of July 31, 2019 represent the reserves that were estimated to be recovered from Pecos County, Texas and Lea County, New Mexico wells. There are also several wells planned for future drilling. All direct offset well locations in this report for Pecos County, Texas, are proved undeveloped and are based on 10-acre drainage patterns unless current developed completions are estimated to drain an area larger than their volumetric assignment. As such, the reserves of certain offset locations have been reduced. All Pecos County, Texas locations have a scheduled Queen and/or Greyburg reservoir completion and each of these reservoir completions includes the cost of drilling a single vertical wellbore. For Lea County, New Mexico, all locations have a scheduled San Andres reservoir completion and each of these reservoir completions includes the cost of drilling a single one-mile horizontal wellbore based on minimum spacing requires as determined by the Oil Conservation Division of New Mexico Energy, Minerals and Natural Resources Department. All reserves included in this report were estimated using either historical performance or volumetric methods.

Estimated Quantities of Net Proved Oil and Natural Gas Reserves – Estimated quantities of net proved oil and natural gas reserves are reflected in the table below for the fiscal years ended July 31, 2019 and 2018:

	2019		2018
	Oil (1)	Natural Gas(1)	Oil (1)	Natural Gas(1)
RESERVES:
Beginning of year	289,260	654,250	305,440	1,143,170
Revisions of previous estimates	(1,966)	100,956	(12,821)	(461,404)
Sales of reserves	(39,768)	(16,166)	-	-
Acquisition of reserves	128,349	76,490	2,402	4,982
Extensions, discoveries and other additions	-	-	-	-
Production	(11,635)	(630)	(5,761)	(32,498)
End of year	364,240	814,900	289,260	654,250

(1)	Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

The downward revision of previous gas reserves estimates was primarily due to reassessment of reservoir mapping based on additional log analysis from drilling.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves – The following information was developed utilizing procedures prescribed by Accounting Standards Codification ASC 932-235, “Disclosures about Oil and Gas Producing Activities.” The information is based on estimates prepared by independent petroleum engineers. The “standardized measure of discounted future net cash flows” should not be viewed as representative of the current value of our proved oil and gas reserves. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.

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

Basis of Presentation – The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management’s best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. The sales prices used in the calculation of crude oil and natural gas, which as of July 31, 2019 and 2018 were $58.99 and $61.55 per barrel and$2.92 and $2.91 per million cubic foot of gas, respectively. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. This information is not intended to represent a forecast or fair market value of the Company’s oil and gas assets, but does present a standardized disclosure of discounted future net cash flows that would result under the assumptions used.

Standardized Measure of Discounted Future Net Cash Flows – The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the fiscal years ended July 31, 2019 and 2018 are as follows:

	2019	2018

Future cash inflows	$21,021,540	$17,011,660
Future production costs	(9,807,950)	(5,837,010)
Future development costs	(2,211,000)	(2,397,960)
Future income tax expense (recovery)	769,851	(28,295)
Future net cash flows	9,772,441	8,748,395
10% annual discount for estimated timing of cash flows	(2,251,317)	(2,115,426)
Standardized measure of discounted future net cash flows related to proved reserves	$7,521,124	$6,632,969

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2019

The following table presents a reconciliation of changes in the standardized measure of discounted future net cash flows:

	2019	2018
Standardized Measure, beginning of year	$6,632,969	$4,465,998
Sales of oil produced, net of production costs	24,914	(41,648)
Net changes in prices, development and production costs	(1,741,103)	1,906,668
Change in estimated future development costs	(961,924)	(960,920)
Development costs incurred and changes during the period	1,426,105	552,135
Revisions of previous quantity estimates	258,680	(1,917,137)
Accretion of discount	564,048	491,923
Net changes in production rates and other	(822,319)	1,192,528
Purchase of reserves	2,456,189	69,060
Sales of reserves	(739,170)	-
Net changes in income taxes	422,735	874,362
Standardized Measure, end of year	$7,521,124	$6,632,969

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the fiscal years ended July 31, 2019 and 2018, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended July 31, 2019 and 2018, there were no “reportable events” as that term is described in Item 304(a) (1)(v) of Regulation S-K

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were not effective as of July 31, 2019, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed our internal control over financial reporting as of July 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management identified significant deficiencies related to (i) accounting for complex transactions, (ii) the absence of an effective audit or oversight committee within the company’s control environment, and (iii) a lack of segregation of duties within accounting and key financial decision-making functions. Management believes that these deficiencies amount to a material weakness. Therefore, our internal controls over financial reporting were ineffective as of July 31, 2019.

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

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended July 31,2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names, positions and ages of our directors and officers:

Name	Age	Position

Willard McAndrew	64	President, CEO, Director
Jed Miesner	59	Director
Bob Manning	69	Director
Tony Alford	58	Director (Chairman)
Edward Devereaux	77	Director
Rolf Berg	63	Director
Kurt Koeppler	71	Director
Marty Dobbins	64	CFO
Tommie Thornhill	67	Director
Anna Karlsen	27	Secretary

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control. We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Willard McAndrew III, President/Chief Executive Officer, Director - Willard McAndrew III was elected to the Board of Directors on September 5, 2017. Mr. McAndrew III, 64, has had forty-eight years of experience in the energy industry from field operations to refining. Since December 2006 Mr. McAndrew has served as the Chairman, CEO and President of Xtreme Oil & Gas, Inc. He began his career in 1969, gaining experience working for Hercules Drilling Company as a roustabout in South Louisiana. Mr. McAndrew attended Louisiana State University and severed honorably in the United States Marine Corps. Later, he joined Exxon Corporation Refinery’s Distillation and Specialties division in Baton Rouge, Louisiana, becoming the fourth generation in his family to work for Exxon. Mr. McAndrew has served as President and owner of several small companies that were involved in all phases of the oil and gas business from drilling, reworking, completion, leases etc. He has been a consultant since 1990 to companies and is responsible for the structure, formation and marketing of partnerships and energy financing. Mr. McAndrew was the COO and Director of Torchlight Energy Resources, Inc. (NASDAQ: TRCH) for three years from September, 2013 to October, 2016.

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

Edward Devereaux, Director – Edward Devereaux has been a Director of the Company since September 5, 2017. Mr. Devereaux has more than 45 years of experience in the financial services & investment banking industries. In the 1970 and 1980’s he worked as an investment advisor and investment banker for national investment firms headquartered in New York. Between the late 1990’s and mid 2000’s, Mr. Devereaux served as President of both a mutual fund company in California and a New York based real estate investment trust (REIT). In 2007, Mr. Devereaux formed an investment banking consulting firm serving the retail brokerage and Registered Investment Advisory (RIA) communities. In 2013, he became a member of the board of directors for a public oil and gas exploration and production company located in Dallas where he served as Chairman of the company’s audit committee until 2017. From 2016 to present, he has held a staff position at a Southwestern regional investment. Mr. Devereaux has participated in raising over $10 billion of investment capital in his career. Mr. Devereaux has a Bachelor of Arts Degree from Hofstra University.

Rolf Berg, Director – Rolf Berg has been a Director of the Company since September 5, 2017. Mr. Berg founded Infinitive, Inc., a manufacturing “job shop,” in 1979. Mr. Berg’s business grew from the 1980’s to late 2000’s handling multiple products associated to large diesel engines and supported an original equipment manufacturer (OEM) as well as a large after-market provider until 2009. Mr. Berg is currently a supplier to Class 1 railroads and short lines in both the United States and Internationally. His interests include aviation, aeronautics, photography and SCUBA. Mr. Berg holds multiple ratings for fixed-wing land, sea and helicopter operation.

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

Tommie Thornhill, Director—Tommie Thornhill has been a Director of the Company since January 07, 2019. Mr. Thornhill is, and has been for 41 years, a trial lawyer with casualty litigation, mass tort and personal injury practices. Mr. Thornhills’ firm, the Thornhill Law Firm, APLC, has locations in Slidell, Louisiana; and in Houston, Texas.  Mr. Thornhill’s practice also includes handling matters in the areas of energy, insurance, and business, including serving as oil and gas counsel for Amazing Energy. Mr. Thornhill also operates Thornhill Energy, Inc., which is involved in the development and operation of up-stream oil and gas energy; and Energy Development Services, Inc., a mid-stream, off-shore, port developer for the state of Louisiana. Mr. Thornhill served in the Louisiana State House of Representatives from 1996-2000 and he sits on the board of directors, as Past President, of the Louisiana Association for Justice; and, on the board of directors of Southern Trial Lawyers. Mr. Thornhill received his B.A. in Political Science from Louisiana State University in 1974, his Juris Doctorate from the Louisiana State University School of Law in 1977 and studied toward receiving a master’s in petroleum engineering from Tulane University (although he is not a practicing, professional engineer).

Marty Dobbins, Chief Financial Officer/Treasurer – Marty Dobbins has been the Treasurer and Chief Financial Officer of the Company since October 22, 2018. Mr. Dobbins received his BB.A. in accounting, Magna Cum Laude, from Sam Houston State University. Mr. Dobbins brings more than 40 years of corporate and financial management across a variety of industries, with a focus on guiding companies expanding into new markets. From January 2014 to the present he has been President and CEO of InFocus Capital Advisors, LLC, a company that provides investment banking services to businesses wishing to acquire, sell, or merge businesses. From August, 2007 to December, 2013 Mr. Dobbins was CEO and President of Franskill, a consulting firm that assisted companies with global expansion and exit strategies; advising them on complex financial structures and models. From August, 2007 to December, 2014 Mr. Dobbins was Chief Global Investment Analyst with Motorskill Venture Group, LLC. Prior to his engagement with Motorskill, Mr. Dobbins served in various financial and management executive roles at Guardian Fire Protection Co., Inc., Café Adobe Restaurants, and K & W Resources, Inc. He began his career in the audit department of Arthur Young & Co., and then owned his own CPA firm for 25 years.

Anna Karlsen, Secretary – Anna Karlsen has been the corporate Secretary of the Company since January 15, 2019. Ms. Karlsen has several years’ experience in office management, human relations, accounting systems management and marketing. Ms. Karlsen received a B.S. in Biology (Cum Laude) from Texas A&M University in 2014.

Audit Committee

As of July 31, 2019, the entire board of directors comprised the Audit Committee with Tony Alford serving as the Audit Committee Chairman. The Audit Committee approves the selection of the Company’s independent certified public accountants to audit the annual financial statements and review the quarterly financial statements, discusses with the auditors and approves in advance the scope of the audit and reviews, reviews management’s administration of the system of internal controls, and reviews the Company’s procedures relating to business ethics. During the last fiscal year, our audit committee met four times. Tony Alford, Bob Manning, Rolf Berg and Ed Devereaux are independent members on our audit committee as of July 31, 2019.

Audit Committee Financial Expert

We do not have an Audit Committee Financial Expert. We believe that the need for an Audit Committee Financial Expert and the costs associated with such retention is not warranted at the present time.

Nominating and Corporate Governance Committee

The entire board of directors comprises the Company’s Nominating and Corporate Governance Committee with Tony Alford serving as Chairman of the Corporate Governance Committee. The Corporate Governance and Nominating Committee are responsible for developing the Company’s approach to corporate governance issues and compliance with governance rules. The Corporate Governance and Nominating Committee is also mandated to plan for the succession of the Company, including recommending director candidates, review of board procedures, size and organization, and monitoring of senior management with respect to governance issues. The committee is responsible for the development and implementation of corporate communications to ensure the integrity of the Company’s internal control and management information systems. The purview of the Corporate Governance and Nominating Committee also includes the administration of the board’s relationship with the management of the Company, monitoring the quality and effectiveness of the Company’s corporate governance system and ensuring the effectiveness and integrity of the Company’s communication and reporting to shareholders and the general public.

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

Family Relationships

For the fiscal year ended July 31, 2019, the only family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer that existed was between Jed Miesner who previously served as President and Chairman of the Board of Directors and Stephen Salgado who previously served as Secretary and Chief Financial Officer. Jed Miesner is Mr. Salgado’s father-in-law. Prior to Mr. Salgado’s resignation Mr. Miesner and Mr. Salgado had worked with each other for 13 years.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended July 31, 2019, that certain Directors and Officers failed to timely file a Form 3 and 4 by July 31, 2018 and that certain Directors and Officers also failed to timely file Form 5  by September 14, 2018.

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

Summary Compensation Table

The following table sets forth compensation paid to our executive officers:

Summary Compensation Table

For the Fiscal Years Ended July 31, 2019 and July 31, 2018

			Stock	Option
	Fiscal Year	Salary	Awards	Awards	Total
Name and Principal Position	Ending	($)	($)	($)	($)

Willard McAndrew
CEO and Director	7/31/2019	225,000		165,999	390,999
	7/31/2018	395,176	-	1,259,295	1,654,471

Benjamin M. Dobbins
CFO	7/31/2019	105,000	-	96,587	201,587

Jed Miesner
Director and Acquisitions Manager	7/31/2019	3,045		303,656	306,701
Former Principal Executive Officer and President (resigned 8/29/2018)	7/31/2018	354,835	-	638,719	993,554

Stephen Salgado
Former Secretary and Chief Financial Officer	7/31/2019	-	-	106,980	-
(resigned August 7, 2018)	7/31/2018	139,251	-	213,958	353,209

Employment Agreements

On August 11, 2017, Mr. McAndrew entered into an employment agreement with us, where, amongst other things, Mr. McAndrew was awarded a signing bonus of $100,000, an annual salary of $300,000, a discretionary bonus to be determined by the board of directors, if any, plus an option to acquire up to 15,000,000 shares of our common stock pursuant to two (2) stock option grants for a total of 15,000,000 shares of our common stock.

On August 11, 2017, Jed Miesner entered into a similar agreement with us. At various times in the past Mr. Miesner has served as our President, Chief Executive Officer and Chairman of the Board of Directors. As of September 10, 2018 Mr. Miesner transitioned from being our President and Chairman of the Board of Directors to being our Land Acquisition Manager. Under our agreement with Mr. Miesner, Mr. Miesner was to be paid a deferred signing bonus of $100,000, is entitled to an annual salary of $300,000, plus a discretionary bonus to be determined by the board of directors, if any, plus an option to acquire up to 5,000,000 shares of our common stock pursuant to one (1) stock option grant for a total of 5,000,000 shares of our common stock.

On August 11, 2017, Stephen Salgado entered into a similar agreement with us, wherein Mr. Salgado to serve as our Chief Financial Officer. Under our agreement with Mr. Salgado, Mr. Salgado was to be paid a signing bonus of $33,000, an annual salary of $125,000 plus a discretionary bonus to be determined by the board of directors, plus the option to acquire up to 1,750,000 shares of our common stock pursuant to one (1) stock option grant for a total of 1,750,000 shares of our common stock. Mr. Salgado resigned as our CFO effective August 7, 2018.

Director Compensation

The following table reflects compensation paid to directors during the fiscal year ended July 31, 2019.

	Fees
	Earned or	Stock
	Paid in	Option	All Other
	Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)

Tony Alford	-	53,688	-	53,688
Tommie Thornhill	-	18,139	-	18,139
Robert Manning	-	53,688	-	53,688
Darrell Carey	-	-	-	-
Jed Miesner	-	-	-	-
Rolf Berg	-	53,688	-	53,688
Edward Devereaux	-	53,668	-	53,668
Kurt Koeppler	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 31, 2019, regarding the ownership of our Common Stock by:

●	Each person who is known by us to own more than 5% of our shares of common stock;

●	Each of our named executive officers and directors; and

●	All of our executive officers and directors as a group.

The number of shares beneficially owned, and the percentage of shares beneficially owned, are based on 103,426,232 shares of common stock outstanding as of October 31, 2019.

For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the SEC, and for each person includes shares that person has the right to acquire within 60 days following October 31, 2019, subject to options, warrants or similar instruments.

Name and Address of Beneficial Owner	Total number of shares beneficially owned		Pct of Class
Jed Miesner (1) Amarillo, TX Director	17,458,015	(1)(2)(3)(4)	16.5	% (5)
Tony Alford (15) Winston-Salem, NC Director and Chairman	3,567,975		3.4	% (6)
Bob Manning (16) Amarillo, TX Director	910,318		0.9	% (7)
Marty Dobbins Chief Financial Officer	575,000		0.6	% (8)
Willard McAndrew Amarillo, TX Principal Executive Officer and Director	5,912,500		5.4	% (9)
Rolf Berg Menomonee Falls, WI Director	6,217,867		6.0	% (10)
Kurt Koeppler Menomonee Falls, WI Director	5,100,767		4.9	% (11)
Edward Devereaux Corinth, TX Director	490,000		0.5	% (12)
Tommie Thornhill Slidell, LA Director	1,975,000		1.9	% (13)
Anna Karlsen Corporate Secretary	50,000		0.0	% (14)

All Directors and Executive Officers as a Group	42,257,442		37.0%

Other entities that control over 5% of common stock	Total number of shares beneficially owned		Pct of Class
Jed Miesner – Amarillo, TX	17,458,015		16.5%
The National Christian Charitable Foundation	15,053,617		14.6%
Willard McAndrew - TX	5,912,500		5.4%
Rolf Berg – Menomonee Falls, WI	6,217,867		6.0%

TOTAL

(1)	The nature of Jed Miesner’s indirect beneficial ownership is due to Mr. Miesner being the natural person with voting and dispositive control over Petro Pro Ltd and JLM Strategic Investments LP. Mr. Miesner also has indirect beneficial ownership in Cornerstone Fidelity Capital, LLC.

(2)	Includes 359,448 common shares held directly by Jed Miesner (Direct ownership)

(3)	Includes 14,498,567 common shares held indirectly by Jed Miesner (Indirect ownership) Petro Pro = 351,688; JLM Strategic = 13,694,168; Cornerstone Fidelity Capital = 452,731

(4)	Direct beneficial ownership = 359,448 common shares + 2,600,000 exercisable stock options = 2,959,448 Indirect beneficial ownership = 14,498,567 common shares Total beneficial ownership = 2,959,448 Direct + 14,498,567 Indirect = 17,458,015 total

(5)	Miesner: Shares Beneficially owned (Common shares owned + Stock options) divided by (Current common shares outstanding common shares owned + Stock options) = (14,858,015 common shares + +2,600,000 exercisable common stock options) divided by (103,426,232 +2,600,000) = (17,458,015/106,026,232) = 16.5%

(6)	Alford: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants +Stock options) divided by (Current common shares outstanding +Common share purchase warrants+ Stock options) = (3,117,975 common shares+200,000 common share purchase warrants +250,000 stock options) divided by (103,426,232 shares currently outstanding+200,000 share purchase warrants+250,000 stock options) = (3,567,975/103,876,232) = 3.4%

(7)	Manning: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (435,318 common shares + 225,000 common share purchase warrants+250,000 stock options) divided by (103,426,232 shares currently outstanding+225,000 share purchase warrants+250,000 stock options) = (910,318/103,901,232) = 0.9%

(8)	Dobbins: Shares Beneficially owned consisting of (Common shares owned + Stock options) divided by (Current common shares outstanding + Stock options) = (175,000 common shares + 400,000 common share purchase warrants) divided by (103,426,232 shares currently outstanding+400,000 stock options) = (575,000/103,826,232) = 0.6%

(9)	McAndrew: Shares Beneficially owned consisting of (Common shares owned + Common stock options) divided by (Current common shares outstanding + Common stock options) = (162,500 common shares + 5,750,000 exercisable common stock options) divided by (103,426,232 shares currently outstanding +5,750,000 exercisable common stock options) = (5,912,500/109,176,232) =5.4%

(10)	Berg: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (5,717,867 common shares + 250,000 common stock warrants+250,000 stock options) divided by (103,426,232 shares currently outstanding +250,000 common stock purchase warrants+250,000 stock options) = (6,217,867/103,926,232) =6.0%

(11)	Koeppler: Shares Beneficially owned consisting of (Common shares owned) divided by (Current common shares outstanding) = (5,100,767 common shares) divided by (103,426,232 shares currently outstanding) = (5,100,767 /103,426,232) = 4.9%

(12)	Devereaux: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants + Stock options) divided by (Current common shares outstanding + Common share purchase warrants + Stock Options) = (110,000 common shares + 75,000 common stock warrants + 250,000 stock options) divided by (103,426,232 shares currently outstanding +75,000 common stock purchase warrants + 250,000 stock options) = (435,000/103,751,232) =0.4%

(13)	Thornhill: Shares Beneficially owned consisting of (Common shares owned + Common share purchase warrants) divided by (Current common shares outstanding + Common share purchase warrants) = (1,800,000 common shares + 175,000 common stock warrants) divided by (103,426,232 shares currently outstanding +175,000 common stock purchase warrants) = (1,975,000/103,601,232) = 1.9%

(14)	Karlsen: Shares Beneficially owned consisting of (Stock options) divided by (Current common shares outstanding + + Stock Options) = (50,000 stock options) divided by (103,426,232 shares currently outstanding + 50,000 stock options) = (50,000/103,476,232) =0.0%

(15)	Jointly owned with his wife, Christine Alford

(16)	Jointly owned with Happy State Bank Custodian of IRA fbo Bob Manning

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

On August 11, 2017, the Board of Directors authorized the grant of 5,835,000 options to purchase shares of common stock of the Company to certain officers related to their employment agreements (the “Listing Options”). The Listing Options will vest and be immediately exercisable on the date the Company’s stock is traded on the American Stock Exchange, the New York Stock Exchange, or any of the NASDAQ trading tiers. The Listing Options shall have an exercise price equal to the closing price on the date such trading commences. As of July 31, 2019, management has determined the probability of such an event is doubtful and, therefore, has not recognized any compensation expense to date regarding the Listing Options.

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

On November 1, 2018, the Company’s board of directors agreed to reduce the exercise price from $0.40 to $0.25 on the August 11, 2017 options that were granted to the CEO (See Note 12 to the Consolidated Financial Statements).

During the fiscal years ended July 31, 2019 and 2018, the Board of Directors authorized the grant of 1,000,000 and 500,000 options, respectively, to purchase shares of common stock of the Company to certain directors. The options vested immediately at the date of grant. The fair values of the grants were $214,752 and $137,056 which the Company recognized as stock-based compensation for the year ended July 31, 2019 and 2018, respectively.

During the fiscal year ended July 31, 2019, the Company issued 3,000,000 stock options to employees in connection with employment agreements. Stock-based compensation of $324,703 was recognized for initial and periodic vesting of options granted under employment agreements. Unrecognized compensation at July 31, 2019 of $361,992 will be recognized over the next 2.5 years.

Equity Compensation Plan

			Number of securities remaining
	Number of securities		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

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

During the fiscal years ended July 31, 2019 and 2018, and through the date of this report, the following related party transactions occurred:

The Company has a continuous field operating agreement with Jilpetco, Inc. (currently a 100% owned subsidiary) which was formerly owned by Jed Miesner, the former CEO, President, and Chairman of the Board of Directors of Amazing Energy Oil and Gas, Co. During a given year, there are amounts collected from the sale of oil and gas by Jilpetco, Inc. These amounts are then remitted to working interest holders, of which the Company is the primary recipient of these funds. All intercompany balances are eliminated in consolidated financial statements.

On January 3, 2011, the Company formalized a loan agreement with Jed Miesner, the Company’s CEO, President and Chairman of the Board of Directors for $1,940,000. These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. Effective April 1, 2019, the Company redeemed all of the issued and outstanding shares of its Series A preferred stock. The holder of 100% of the Series A was Jed Miesner, a member of the Company’s Board of Directors. The Company redeemed 9,000 shares of the Series A, which had the voting power equivalent to 90,000,000 shares of the Company’s common stock, for the consideration of $100.00 per share, or a total payment of $900,000. The redemption price was effectuated through an increase in the principal balance of a promissory note issued to Mr. Miesner by the Company’s wholly owned subsidiary Amazing Energy, LLC. The principal balance of the Note was increased from $1,940,000 to $2,840,000. At July 31, 2019 and July 31, 2018, the short-term components of this loan were $ 310,995 and $172,660, respectively. The long-term amounts at July 31, 2019 and July 31, 2018 were $2,529,005 and $1,767,340, respectively.

Amazing Energy, LLC. (a wholly owned subsidiary of the Company) entered a $2,000,000 line of credit facility on December 30, 2010, with JLM Strategic Investments an entity controlled by Jed Miesner. Funds advanced on the line of credit mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2019 and 2018, the short-term components of this loan were $41,170 and $41,170, respectively. The long-term amounts at July 31, 2019 and 2018 were $Nil and $Nil respectively. There was a reduction in this debt of $287,303 on July 31, 2017 by the issuance of the Series A Preferred Stock.

On December 30, 2010, Amazing Energy, LLC, formalized loan agreements with Petro Pro Ltd., an entity also controlled by Jed Miesner for $1,100,000. These notes are scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. At July 31, 2019 and July 31, 2018, the short-term components of this loan were $176,337 and $97,900 respectively. The long-term amounts at July 31, 2019 and July 31, 2018 were $923,663 and $1,002,100 respectively.

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

As of July 31, 2019 and 2018, the accrued and unpaid interest due to related parties was $152,858 and $400,805, respectively. Related party interest expense for the years ended July 31, 2019 and July 31, 2018 was $230,351 and $198,698 respectively.

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

On July 21, 2017, Amazing Energy Oil and Gas Co entered into additional loan agreements (the “July 2017 Notes”) with Robert Bories, Robert Manning, Petro Pro Ltd., Rolf Berg, and James R. Parker. Messrs. Mr. Manning, and Mr. Berg, are members of the Board of Directors. Mr. Miesner is a member of the Company’s Board of Directors and was an officer of the Company. Mr. Bories is an officer of the Company. Mr. Parker is a shareholder of the Company. The aggregate principal amount of the notes was $225,000. The notes bear interest at a rate of 8% per annum and included a participation fee of $22,500 equal to 10% of the principal amounts of the loans.

These director notes and related interest payable were paid in full in December 15, 2017 and January 2, 2018.

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

On October 16, 2018, the Company entered into promissory notes with its Chairman of the Board and one of its Directors to fund the acquisition of the Wyatt properties in Pecos County, Texas and to allow the Company to enter into an Option Agreement for acquisition of several oil and gas producing properties in Lea County, New Mexico. The aggregate principal amount of the two new notes was $600,000. The notes required a placement fee of $60,000 (equal to 10% of the principal amounts of the loans), which was expensed as financing cost during year ended July 31, 2019. As additional consideration for the financing, the Company issued 2,400,000 warrants for the right to acquire its common stock at an exercise price of $0.25 per share for a term of six years. As a result, the Company recorded a debt discount of $288,000 to account for the relative fair value of the warrants. The debt discount was amortized as interest expense over the term of the note.

On October 26, 2018, the Company paid $400,000 on the promissory notes. During the fiscal year ended July 31, 2019, an additional $160,000 of the promissory notes were satisfied through the noteholders’ participation in the offering of working interest in the WWJD #31-H and Moe 35 1-04H. The note holders received a 6.225 % working interest in the WWJD #31-H well and 400,000 shares of the Company’s common stock. The remaining related party note balance of $100,000 was satisfied on April 10 by granting a 3% working interest in the Moe 35 1-04H well via the remaining note holder’s election to participate in the Company’s offering to raise capital for the recompletion of the well.

On October 3, 2017, Amazing Energy LLC entered into a Purchase and Sale Agreement with both Gulf South Energy Partners 2014, LP and Gulf South Energy Partners 2015A, LP to sell a total of 10% Working Interest in the WWJD C Wells which include the WWJD C1, C2, C3 and C4 for a total of $120,000. Mr. Reese Pinney served as President of Jilpetco Inc. and also served as COO for Amazing Energy  Oil and Gas, Co. Mr. Pinney also served as the CEO of Gulf South Holding, Inc. (GSH) which was the Managing General Partner of each of the following partnerships: Gulf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013, LP, Gulf South Energy Partners 2014, LP, and Gulf South Energy Partners 2015A, LP (collectively GSEP).

On November 23, 2017, Amazing Energy LLC entered into a Purchase and Sale Agreement with both Gulf South Energy Partners 2014, LP and Gulf South Energy Partners 2015A, LP to sell a total of 1% Working Interest in the WWJD C Wells which include the WWJD C1, C2, C3 and C4 for a total of $3,260. Mr. Reese Pinney served as President of Jilpetco Inc. and also served as COO for Amazing Energy Oil and Gas, Co. Mr. Pinney also served as the CEO of Gulf South Holding, Inc. (GSH) which was the Managing General Partner of each of the following partnerships: Gulf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013, LP, Gulf South Energy Partners 2014, LP, and Gulf South Energy Partners 2015A, LP (collectively GSEP).

On November 23, 2017, Amazing Energy LLC entered into a Purchase and Sale Agreement with Gulf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013, LP, Gulf South Energy Partners 2014, LP and Gulf South Energy Partners 2015A, LP to sell a total of approximately 59.26% Working Interest in the WWJD 7, 10 and 21 for a total of $533,335. Mr. Reese Pinney served as President of Jilpetco Inc. and served as COO for Amazing Energy Oil and Gas, Co. Mr. Pinney also served as the CEO of Gulf South Holding, Inc. (GSH) which was the Managing General Partner of each of the following partnerships: Gulf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013, LP, Gulf South Energy Partners 2014, LP, and Gulf South Energy Partners 2015A, LP (collectively GSEP).

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

The Company retained DeCoria, Maichel & Teague, P.S. as the independent public accounting firm for the fiscal years ended July 31, 2019 and July 31, 2018. During the fiscal years ended July 31, 2019 and July 31, 2018, DeCoria, Maichel & Teague, P.S. were paid $72,695 and $65,073, respectively for audit and review services.

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

AMAZING ENERGY OIL AND GAS, CO.

November 12, 2019	By:	/s/ WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

November 12, 2019	By:	/s/ MARTY DOBBINS
Marty Dobbins

Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JED MIESNER	Director	November 12, 2019
Jed Miesner

/s/ BOB MANNING	Director	November 12, 2019
Bob Manning

/s/ TONY ALFORD	Director	November 12, 2019
Tony Alford

/s/ DARRELL CAREY	Director	November 12, 2019
Darrell Carey

/s/ EDWARD DEVEREAUX	Director	November 12, 2019
Edward Devereaux

/s/ ROLF BERG	Director	November 12, 2019
Rolf Berg

/s/ WILLARD MCANDREW III	Director	November 12, 2019
Willard McAndrew III

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Filed herewith
2.1	Articles of Merger dated October 15, 2014	8-K	10/17/14	2.1
3.1	Articles of Incorporation for Silver Crest Mines, Inc. dated September 11, 1968	10-SB12G	01/08/07	3.1
3.2	Articles of Merger of Domestic Corporations into Silver Crest Mines, Inc. dated December 20, 1982	10-SB12G	01/08/07	3.2
3.3	Articles of Incorporation of Silver Crest Resources, Inc. dated January 28, 2003	10-SB12G	01/08/07	3.3
3.4	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Nevada dated June 11, 2003	10-SB12G	01/08/07	3.4
3.5	Articles of Merger between Silver Crest Mines, Inc. into Silver Crest Resources, Inc. as filed in Idaho dated June 11, 2003	10-SB12G	01/08/07	3.5
3.6	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Nevada dated August 4, 2006	10-SB12G	01/08/07	3.6
3.7	Articles of Exchange of Niagara Mining and Development Company, Inc., and Silver Crest Resources, Inc. as filed in Idaho dated August 4, 2006	10-SB12G	01/08/07	3.7
3.8	Certificate of Amendment to Articles of Incorporation for a Nevada Corporation dated August 14, 2006	10-SB12G	01/08/07	3.8
3.9	Articles of Incorporation for Kisa Gold Mining, Inc. dated July 28, 2006	10-SB12G	01/08/07	3.9
3.10	Articles of Incorporation for Niagara Mining and Development Company, Inc. dated January 11, 2005	10-SB12G	01/08/07	3.10
3.11	Amended Bylaws adopted September 12, 2007	10-KSB	03/26/08	3.11
3.12	Articles of Incorporation – Amazing Energy, Inc.	10-K	11/13/15	3.12
3.13	Bylaws – Amazing Energy, Inc.	10-K	11/13/15	3.13
3.14	Articles of Organization – Amazing Energy LLC	10-K	11/13/15	3.14
3.15	Operating Agreement – Amazing Energy LLC	10-K	11/13/15	3.15
3.16	Articles of Incorporation – Gulf South Securities, Inc.	10-K	11/14/16	3.16
3.17	Bylaws of Gulf South Securities, Inc.	10-K	11/14/16	3.17
3.18	Articles of Incorporation – Jilpetco, Inc.	10-K	11/14/16	3.18
3.19	Bylaws of Jilpetco, Inc.	10-K	11/14/16	3.19
10.1	Employment Contract of Thomas H. Parker	10-SB12G/A	08/06/07	3.11
10.2	Employment Contract of Chris Dail	10-SB12G	07/08/07	10
10.3	Option and Royalty Sales Agreement between Gold Crest Mines, Inc. and the heirs of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.3
10.4	Option and Real Property Sales Agreement between Gold Crest Mines, Inc. and JJO, LLC, an Idaho limited liability company and personal representative of the Estate of J.J. Oberbillig	10-KSB	03/26/08	10.4
10.5	Mining Lease and Option to Purchase Agreement dated March 31, 2008, between Gold Crest Mines, Inc. and Bradley Mining Company, a California Corporation	10-Q	08/11/08	10.5
10.6	Golden Lynx, LLC, Limited Liability Company Agreement dated April 18, 2008, between Kisa Gold Mining, Inc. and Cougar Gold LLC	10-Q	08/11/08	10.6
10.7	AKO Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.7
10.8	Luna Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.8

10.9	Chilly Venture Agreement dated May 5, 2008, between Kisa Gold Mining, Inc. and Newmont North America Exploration Limited, a Delaware Corporation	10-Q	08/11/08	10.9
10.10	Purchase Agreement dated March 13, 2009, between Gold Crest Mines, Inc. and Frank Duval	10-K	03/25/09	10.9
10.11	Master Earn-In Agreement dated March 28, 2011, between Kisa Gold Mining, Inc. and North Fork LLC	10-Q	05/18/11	10.1
10.12	Terms Sheet and Loan Agreement and amendments thereto between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-KSB	04/17/13	10.12
10.13	Amendment to Terms Sheet and Loan Agreement between Kisa Gold Mining, Inc. and Afranex Gold Limited	10-Q	08/14/13	10.1
10.14	Change in Control Agreement with certain shareholders of Amazing Energy, Inc.	8-K	10/08/14	10.1
10.15	Stock Exchange Agreement with Jilpetco, Inc. dated 8-10-2015	8-K	08/12/15	10.1
10.16	Termination of Stock Exchange Agreement	10-Q	12/15/15	10.1
10.17	Agreement with Delaney Equity Group, LLC	10-Q	03/16/16	10.17
10.18	Agreement with Gulf South Holdings, Inc.	8-K	04/20/16	10.1
10.19	Agreement with Jed Miesner	8-K	04/20/16	10.2
10.20	Amendment No. 1 to Agreement with Gulf South Holdings, Inc.	8-K/A	04/29/16	10.1
10.21	Amendment No. 2 to Agreement with Gulf South Holdings, Inc.	8-K/A-2	07/22/16	10.1
10.22	Amended Agreement with Jilpetco, Inc.	8-K/A-5	08/29/16	10.2
14.1	Code of Conduct and Ethics of Gold Crest Mines, Inc. adopted March 3, 2008	8-K	03/03/08	14.1
21.1	Subsidiaries of the Issuer	10-K	11/14/16	21.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Gold Crest Mines, Inc., 2007 Stock Plan	10-SB12G/A	08/06/07	99
99.2	Audited Financial Statements of Amazing Energy, Inc. for the period ended July 31, 2014 and 2013	8-K	03/18/15	99.1
99.3	Unaudited Financial Statements of Amazing Energy, Inc. for the period ended January 31, 2015	8-K	03/18/15	99.2
99.4	Unaudited Pro Forma Consolidated Financial Statements	8-K	03/18/15	99.3
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X