Form 10-Q
period 2019-10-31
Amazing Energy Oil & Gas, Co.
filed 2019-12-23
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

October 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52392

AMAZING ENERGY OIL AND GAS, CO.
(Exact name of registrant as specified in its charter)

Nevada	82-0290112
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

5700 W Plano Pkwy
Suite 3600
Plano, Texas 75093
(Address of principal executive office)

Registrant’s telephone number, including area code: (972) 233-1244

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered	Trading Symbol
Common Stock, par value $0.001 per share	OTCQX	AMAZ

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company Emerging Growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 98,101,232 as of December 19, 2019.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	October 31,	July 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,807	$177,227
Receivable from working interest owners	91,679	93,708
Production revenue receivable	114,874	38,575
Other current assets	53,573	70,221
Total current assets	295,933	379,731

Oil and gas properties - proved, net	6,243,003	6,243,003
Oil and gas properties - unproved	3,833,526	3,765,501
Property and equipment, net	267,828	297,112
Right of use asset	241,005	-
Other assets	151,362	126,362

TOTAL ASSETS	$11,032,657	$10,811,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,241,134	$1,987,826
Payable to related parties	140,038	85,038
Notes payable, related parties	528,502	528,502
Note payable, acquisition	1,900,000	1,900,000
Convertible notes payable, net of debt discount	310,255	-
Promissory note payable, net of debt discount	261,150	200,560
Operating lease liability	62,815	-
Equipment note payable	11,928	11,928
Due to working interest owners	470,802	414,122
Accrued interest payable	123,403	-
Accrued interest payable, related parties	228,118	152,858
Total current liabilities	6,278,145	5,280,834

Long term liabilities:
Notes payable, related party	3,452,668	3,452,668
Equipment note payable	6,058	9,090
Operating lease liability	178,883	-
Stock subscriptions	-	330,000
Asset retirement obligation	676,787	636,205

Total liabilities	10,592,541	9,708,797

Commitments and contingencies, (Notes 10 and 12)	-	-

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, par value $0.01, none issued and outstanding	-	-
Series B, par value $0.01, 50,000 shares issued and outstanding	500	500

Common stock, par value $0.001 per share; 3,000,000,000 shares authorized;	97,805	94,430
103,426,232 issued and 97,801,232 outstanding at October 31, 2019
94,426,232 issued and outstanding at July 31, 2019
Additional paid-in capital	43,462,514	41,602,711
Accumulated deficit	(43,120,703)	(40,594,729)
Total stockholders’ equity	440,116	1,102,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,032,657	$10,811,709

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31,
	2019	2018

Revenue
Oil and gas sales	$201,741	$130,025
Salt water disposal income	26,902	-
Total revenue	228,643	130,025

Operating expenses
Production costs	256,468	87,280
Depreciation, depletion and amortization	100,921	79,869
General and administrative expense	1,153,940	986,659
Accretion	12,734	3,479
Impairment of oil and gas properties	605,937	-
Total operating expenses	2,130,000	1,157,287

Loss from operations	(1,901,357)	(1,027,262)

Other (income) expense
Interest and other income	(129)	(322)
Interest expense	431,986	2,231
Financing costs	117,500	-
Financing costs, related parties	-	60,000
Interest expense, related parties	75,260	298,671
Total other (income) expense	624,617	360,580

Loss before taxes	(2,525,974)	(1,387,842)
Provision for income taxes	-	-

Net loss	$(2,525,974)	$(1,387,842)

Net loss per share:
Net loss per share of common stock, basic and diluted	$(0.026)	$(0.016)

Weighted average shares of common stock outstanding, basic and diluted	96,904,900	84,310,449

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended October 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(2,525,974)	$(1,387,842)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	445,956	614,193
Financing costs, related parties	-	60,000
Accretion expense	12,734	3,479
Depreciation, depletion and amortization	100,921	79,869
Impairment of oil and gas properties	605,937	-
Amortization of note discount	368,067	253,536
Financing fee paid with common stock	117,500	-
Change in:
Receivable from working interest owners	2,029	(32,560)
Production revenue receivable	(76,299)	17,061
Other current assets	16,648	10,500
Other assets	693	-
Accounts payable and accrued liabilities	265,808	387,488
Payable to related party	55,000	15,000
Due to working interest owners	56,680	13,902
Accrued interest payable	123,403	-
Accrued interest payable, related parties	75,260	47,293
Net cash from (used in) operating activities	(355,637)	81,919

Cash Flows From Investing Activities
Investment in oil and gas properties	(717,751)	(786,774)
Deposit on property acquisition	-	(100,000)
Proceeds from sale of oil and gas working interests	-	150,000
Net cash from (used in) investing activities	(717,751)	(736,774)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants	150,000	100,000
Proceeds from notes payable, related parties	-	1,100,000
Proceeds from convertible notes payable, net	810,000	-
Payments on equipment note payable	(3,032)	(1,988)
Payments on note payable, related parties	-	(400,000)
Net cash from financing activities	956,968	798,012

Net change in cash, cash equivalents, and restricted cash	(116,420)	143,157
Cash and cash equivalents and restricted cash - beginning of period	297,227	573,695
Cash and cash equivalents and restricted cash - end of period	$180,807	$716,852

Non-cash investing and financing activities
Warrant modification with issuance of note payable	$-	$480,771
Note payable, related party settled with participation in oil and gas working interest	-	100,000
Accounts payable settled with shares of common stock	12,500	16,482
Warrants issued with notes payable, related parties	-	288,000
Beneficial conversion feature on convertible notes payable	807,222	-

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common	Common	Preferred	Preferred	Additional
	stock	stock	Stock	Stock	paid-in	Accumulated
	shares	amount	shares	amount	capital	deficit	Total

Balance, July 31, 2018	83,975,232	$83,977	59,000	$590	$37,637,323	$(32,543,703)	$5,178,187

Issuance of common stock for cash	400,000	400	-	-	99,600	-	100,000
Issuance of common stock for services	599,000	599	-	-	141,169	-	141,768
Warrants issued for services	-	-	-	-	23,449	-	23,449
Stock Options issued for services	-	-	-	-	448,976	-	448,976
Accounts payable settled with shares of common stock	66,000	66	-	-	16,416	-	16,482
Warrants issued with notes payable, related party	-	-	-	-	288,000	-	288,000
Warrant modification with issuance of note payable, related party	-	-	-	-	480,771	-	480,771
Net loss	-	-	-	-	-	(1,387,842)	(1,387,842)

Balance, October 31, 2018	85,040,232	$85,042	59,000	$590	$39,135,704	$(33,931,545)	$5,289,791

Balance, July 31, 2019	94,426,232	$94,430	50,000	$500	$41,602,711	$(40,594,729)	$1,102,912

Issuance of common stock for cash	600,000	600	-	-	149,400	-	150,000
Issuance of common stock for common stock payable	1,200,000	1,200	-	-	328,800	-	330,000
Issuance of common stock for services	400,000	400	-	-	45,600	-	46,000
Issuance of common stock for accounts payable	50,000	50	-	-	12,450	-	12,500
Issuance of common stock for financing costs	1,125,000	1,125	-	-	116,375	-	117,500
Beneficial conversion feature on convertible notes payable	-	-	-	-	807,222	-	807,222
Stock based compensation - warrants	-	-	-	-	106,919	-	106,919
Stock based compensation - options	-	-	-	-	293,037	-	293,037
Net loss	-	-	-	-	-	(2,525,974)	(2,525,974)

Balance, October 31, 2019	97,801,232	$97,805	50,000	$500	$43,462,514	$(43,120,703)	$440,116

The accompanying notes are an integral part of these financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

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

During the year ended July 31, 2019, an additional subsidiary was formed, Amazing Energy Holdings, LLC, a Texas limited liability company, for the acquisition of the Lea County, New Mexico assets and the Pecos County, Texas assets that the Company acquired in a transaction with Wyatt Energy, LLC.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. (U.S. GAAP) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of October 31, 2019, and its results of operations, cash flows, and statement of changes in stockholders’ equity for the three months ended October 31, 2019 and 2018. The balance sheet at July 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019.

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, Inc., Amazing Energy LLC, Jilpetco, Inc., and Amazing Energy Holdings, LLC. All significant intercompany balances and transactions have been eliminated.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2019, the Company has limited financial resources with which to achieve its objectives to obtain profitability and positive cash flows. At October 31, 2019, the Company has an accumulated deficit of $43,120,703 and a working capital deficit of $5,982,212. Achievement of the Company’s objectives will be dependent upon the Company’s ability to obtain additional financing, to locate profitable oil and gas properties and to generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt as to its ability to continue as a going concern exists. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

During the three months ended October 31, 2019, the Company started providing salt-water disposal services to a non-related oil and gas well working interest owner. Revenue generated from salt-water disposal services is recognized in the period the services are provided.

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

Due to Working Interest Owners

The Company provides oilfield services which includes interest owner accounting and subsequent disbursement of the interest owners’ net pro-rata share of oil proceeds from a given lease. Generally, the pro-rata share of oil proceeds less any applicable pro-rata share of operating expenses is distributed to the interest owner within two months of sale of oil and natural gas. The due to working interest owners’ balances comprises those proceeds which have yet to be distributed to interest owners as a result of the time required to process administrative functions and process payment and any revenue suspense.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

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

The Company sells all of its production to only four purchasers; two in Texas and two in New Mexico. As a result, during the three months ended October 31, 2019 and 2018, these purchasers represented 50% or more of its oil and gas revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents and restricted cash on the Consolidated Statement of Cash Flows includes restricted cash of $145,000 and $120,000 as of October 31, 2019 and July 31, 2019, respectively.

Restricted Cash

As of October 31, 2019 and July 31, 2019, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its Texas based oil and gas properties and three reclamation bonds totaling $ 95,000 in favor of the State of New Mexico, all of which are included in Other assets on the Consolidated Balance Sheet.

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

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The fair value of these financial instruments approximates the carrying values at October 31, 2019 and July 31, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

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

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At October 31, 2019 and July 31, 2019, the Company had no assets or liabilities measured at fair value on a recurring basis.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (ASC 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted the update on August 1, 2019. Upon implementation of the new guidance, the Company recognized a liability and right-of-use asset of $256,092 as of August 1, 2019 for its one operating lease. The Company elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. (See Note 10). In addition, the Company elected the practical expedient on not separating lease components from non-lease components contained in its one operating lease agreement.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of the standard for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. Adoption of ASU No. 2018-07 on August 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

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

The outstanding securities at October 31, 2019 and 2018, that could have a dilutive effect are as follows:

	October 31, 2019	October 31, 2018
Convertible preferred stock	5,500,000	6,490,000
Warrants	10,651,308	8,785,408
Stock options	32,085,000	30,085,000
Convertible notes payable	16,666,667	-

Total potential dilution	64,902,975	45,360,408

For the three months ended October 31, 2019 and 2018, the effect of this potential dilution has not been recognized since it would have been anti-dilutive due to net losses in those periods.

NOTE 4 – PROPERTY AND EQUIPMENT

As of October 31, 2019 and July 31, 2019, property and equipment were composed of the following:

	October 31, 2019	July 31, 2019

Drilling equipment	$751,936	$751,936
Other equipment	22,235	22,235
	774,171	774,171
Less: Accumulated depreciation	(506,343)	(477,059)
Total property and equipment, net	$267,828	$297,112

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas and New Mexico. The Company’s oil and gas properties are located entirely in the United States.

The Company’s mineral lease interests are comprised of leased acreage within the Pecos County, Texas of an approximate 70,000 acre AMI and 5,385 acres under lease in New Mexico as of October 31, 2019. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the approximately 70,000 acre AMI in Pecos County, Texas not already under lease as of October 31, 2019. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired, those trust funds are available to pay the lease cost per acre at predetermined amounts ranging from $200 to $300 per acre.

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

At October 31, 2019, the Company has a working interest in twenty-eight (28) wells located on the leasehold premises in Pecos County, Texas. The Company has drilled twenty-six (26) wells throughout the property, with sixteen wells (16) currently producing, eight (8) wells being temporarily shut-in and awaiting further evaluation and with two (2) wells having been permanently shut-in and awaiting either plugging or conversion to injector wells for a possible future water flood program.

At October 31, 2019, the Company has a working interest in ten (10) wells located on the leasehold premises in Lea County, New Mexico. Seven (7) wells are currently producing oil and/or gas and three (3) wells are being used to dispose of produced water from its seven (7) producing wells.

The oil and gas property balances at October 31, 2019 and July 31, 2019, are set forth in the table below:

	October 31, 2019	July 31,2019

Unproved properties not subject to amortization	$3,833,526	$3,765,501
Property costs subject to amortization	10,160,300	9,510,574
Asset retirement obligation, asset	568,320	540,472
Total cost of oil and gas properties	14,562,146	13,816,547
Less: Accumulated depletion and impairment	(4,485,617)	(3,808,043)
Oil and gas properties, net full cost method	$10,076,529	$10,008,504

Ceiling Test

At October 31, 2019, the Company recorded a full cost ceiling impairment of $605,937. The ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective June 1, 2018 the Company ceased to be the operator of record of properties in which it owns no working interest. The properties’ principal working interest owner is Petro Pro, Ltd. (“Petro Pro”), an entity controlled by Jed Miesner, former Chairman of the Board of Directors and current Director at October 31, 2019. In connection with the transfer of operations to US Petro, LLC (an entity is controlled by related parties, Mr. Miesner and Mr. Alford, current Chairman of the Board), the Company agreed to transfer $25,038 to US Petro which was the amount of suspended revenue attributable to owners in the transferred properties.

At October 31, 2019 and July 31, 2019, the Company has a payable to the Thornhill Law Firm, A PLC for $115,000 and $60,000, respectively, for legal services. The Company recognized $90,000 and nil in legal expense during the three months ended October 31, 2019 and 2018, respectively. The principal of the firm is Tommie Thornhill, who is also a Director of the Company.

NOTE 7 – REVENUE

The Company’s customer sales contracts include oil and natural gas sales. Each unit (thousand cubic feet or barrel) of commodity product represents a separate performance obligation which is sold at variable prices, determinable on a monthly basis. The pricing provisions of the Company’s contracts are primarily tied to a market index with certain adjustments based on factors such as delivery, product quality and prevailing supply and demand conditions in the geographic areas in which the Company operates. The transaction price is allocated to each performance obligation and recognize revenue upon delivery of the commodity product when the customer obtains control. Control of produced oil volumes passes to customers when the oil is measured either by a trucking oil ticket or by a meter when entering an oil pipeline. Similarly, control of produced natural gas volumes passes to customers at specific metered points indicated in our natural gas contracts. The Company has no control over the commodities after those points and the measurement at those points dictates the amount on which the customer’s payment is based. The Company’s oil and natural gas revenue streams include volumes burdened by royalty and other joint owner working interests. Revenues are recorded and presented on the consolidated financial statements net of the royalty and other joint owner working interests.

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

Detailed oil and gas revenue for the three months ended October 31, 2019 and 2018 is as follows:

	For the three Months ended October 31,
	2019	2018
Oil revenue	$201,741	$128,951
Gas revenue	-	1,074
	$201,741	$130,025

In August, 2019, the Company entered into a salt-water disposal agreement with a non-related oil and gas operator in Lea County, New Mexico. Under the terms of the agreement, the Company will allow the oil and gas operator to dispose its produced water into one of the Company’s salt-water disposal wells. The Company will charge the oil and gas operator a monthly fee based on the number of barrels of salt-water disposed. Revenue is recognized at the time the water is disposed in the Company’s salt-water disposal wells. Total income on this agreement was $26,902 during the three months ended October 31, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

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

Terms of the notes were modified effective February 1, 2017, pursuant to an agreement between Jed Miesner, Petro Pro, Ltd., JLM and the Company. Beginning February 1, 2017, and continuing through February 1, 2019, the interest rate on the aforementioned notes was reduced from 8% to 6% per annum. Starting February 1, 2019 and continuing through the maturity date of the two notes (December 31, 2030), the annual interest rate on the notes was set at a rate equal to the Happy State Bank prime rate of 5.25% plus 2% at October 31, 2019.

On December 30, 2010, Amazing Energy, LLC, (a wholly owned subsidiary of the Company) entered into a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

Principal maturities for the two loan agreements and the credit facility outstanding at October 31, 2019 for the remaining terms are summarized by year as follows:

	Principal Maturities
Twelve months ending October 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2020	$310,995	$176,337	$41,170	$528,502
2021	67,272	38,144	-	105,416
2022	72,655	41,196	-	113,851
2023	78,467	44,492	-	122,959
2024	84,744	48,051	-	132,795
Subsequent years	2,225,867	751,780	-	2,977,647
	$2,840,000	$1,100,000	$41,170	$3,981,170

Related party interest expense on these notes for the three months ended October 31, 2019 and 2018 was $75,260 and $46,597, respectively. Accrued interest payable – related parties as of October 31, 2019 and July 31, 2019 was $228,118 and $152,858, respectively.

At October 31, 2019, the balance of the convertible debt and accrued interest was convertible into membership units of Amazing Energy, LLC, a wholly owned subsidiary of the Company, at $.60 per unit.

See Note 12 Subsequent events about negotiations with Mr. Miesner regarding these notes payable.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

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

On October 26, 2018, the Company paid $400,000 on the promissory notes. During the fiscal year ended July 31, 2019, an additional $260,000 of the promissory notes were satisfied through the noteholders’ participation in the offering of working interest.

At July 31, 2019, the notes have been paid in full and the related debt discount has been fully amortized. Related party financing costs on these notes for the year ended July 31, 2019 was $77,000.

Promissory note payable – October 2018

On October 22, 2018, the Company entered into a promissory note with Bories Capital, LLC (Bories) for $500,000, the owner of which is a holder of all of the outstanding shares of the Company’s Preferred B stock. The note bears interest at the Hancock Whitney Bank prime rate plus two percent (7.50% at October 31, 2019) and is due in full at maturity on October 24, 2020. Interest is payable monthly beginning on November 30, 2018. As additional consideration for the note, the Company agreed to modify the terms of 2,674,576 warrants to acquire common stock held by the owner of Bories. The warrants were amended to change the exercise price from $0.60 to $0.40 per share and extend the expiration date from July 31, 2019 to April 1, 2024. These modifications resulted in financing fee of $480,771 which represents the difference in the fair value of the warrants before and after the change in terms. The amount was recognized as a discount on the note and is being amortized as interest expense over the term of the note. Amortization of $60,590 and $1,536 was recognized as interest expense during the three months ended October 31, 2019 and 2018, respectively. At October 31, 2019, the discount balance is $120,741.

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

Note payable, acquisition – October 2018

On October 12, 2018, the Company entered into an agreement for the acquisition of oil and gas producing interest in New Mexico for $2,000,000. As part of the agreement, the Company entered into a seller financed note payable of $1,900,000. The note bears interest at the rate of 7% per year and the entire balance of principal and interest is due at maturity on December 31, 2019. At October  31, 2019, the Company and the Seller are in negotiations related to extending the maturity date of the note. The note is secured by the assets of Amazing Energy, LLC.

Convertible notes payable – August and September, 2019

On August 20, 2019, September 2, 2019, and September 9, 2019, the Company entered into three convertible note agreements with face values of $400,000, $250,000, and $250,000, respectively. The notes bear interest at the rate of 12% per year and are due six months after the borrowing dates. The notes were issued with an original issue discount of 10%. The principal and unpaid interest on the notes are convertible in whole or in part into shares of the Company’s common stock by the lenders at any time prior to maturity. The conversion rate is the lesser of (i) 50% of the lowest trading price during the previous 20 day trading period ending on the latest completed trading date prior to the date of each note, or (ii) 50% of the lowest trading price during the previous 20 day trading period ending on the latest completed trading date prior to the lender electing conversion. The Company may pre-pay the notes, in full, at any time prior to the due date so long as Company is not in default under any terms of the notes.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

The original issue discount of 10% resulted in a discount on the notes payable balance. In addition, the conversion terms of the notes resulted in a beneficial conversion feature that also created a discount on the notes payable balance. For two of the three notes, the 10% original issue discount and the beneficial conversion feature amounts were greater than the net proceeds received. Thus, the notes were fully discounted on the date of issuance. The third note was discounted to all but $2,778 of the note’s face value. The discount is being recognized as interest expense over the term of the notes.

Each lender received shares of the Company’s common stock as a commitment fee in connection with the borrowings. The fair value of these shares was recognized as a financing expense during the three months ended October 31, 2019.

A summary of the convertible notes payable upon issuance is as follows:

Lender	Face Value	Original Interest Discount	Net Proceeds	Beneficial Conversion feature	Total discount on date of loan	Shares of common stock issued	Fair value of shares

Labrys Fund, LP	$400,000	$(40,000)	$360,000	$(360,000)	$(400,000)	500,000	$55,000
Morningview Financial, LLC.	250,000	(25,000)	225,000	(225,000)	(250,000)	312,500	31,250
Firstfire Global Opportunities Fund, LLC.	250,000	(25,000)	225,000	(222,222)	(247,222)	312,500	31,250

	$900,000	$(90,000)	$810,000	$(807,222)	$(897,222)	1,125,000	$117,500

Under the terms of the notes, the Company also issued shares of its common stock (the “Returnable Shares”). These shares will be returned to the Company if the convertible notes are fully repaid and satisfied prior to their due dates. If the convertible notes are not paid timely, the fair value of the shares will be recognized as a financing fee. At October 31, 2019, the Returnable Shares total 5,625,000 shares and have a fair value of $421,875. At October 31, 2019, the Company intends to pay the notes on or before the due dates.

The note agreements contain a provision whereby the conversion rate will be adjusted in the event that the Company issues any common stock at a per share price lower than the current conversion rate. The agreements also contain covenants whereby the Company will be required to obtain consent from the lenders to acquire its own common stock, borrow, sell assets, and lend funds.

At October 31, 2019, information about the convertible notes payable is as follows:

	Face Value	Discount	Net Balance	Accrued interest payable	Number of convertible common shares

Labrys Fund, LP	$400,000	$(242,222)	$157,778	$9,337	6,666,667
Morningview Financial, LLC.	250,000	(169,355)	80,645	4,849	5,000,000
Firstfire Global Opportunities Fund, LLC.	250,000	(178,168)	71,832	4,274	5,000,000

	$900,000	$(589,745)	$310,255	$18,460	16,666,667

Amortization of the discount of $307,477 was recognized as interest expense during the three months ended October 31, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

Equipment note payable

On September 13, 2016, the Company entered into a retail installment sale contract and security agreement (the “equipment note”) for the purchase of equipment. The equipment note is collateralized by a tractor loader backhoe. The equipment note requires 60 monthly installment payments of $994 through September 13, 2021. At October 31, 2019 and July 31, 2019, the balance of the note was $17,986 and $21,018, respectively. Future principal payments for the twelve months ending October 31, 2020 and 2021 total $11,928 and $6,058, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The information below reconciles the value of the asset retirement obligation for three months ended October 31, 2019 and 2018 respectively:

	For the three months ended October 31,
	2019	2018
Beginning balance	$636,205	$258,575
Asset retirement obligation incurred	27,848	7,845
Accretion expense	12,734	3,479
Ending balance	$676,787	$269,899

During the three months ended October 31, 2019, the Company drilled and completed one well and recompleted a second well. The Company estimated future costs to retire these wells and recorded asset retirement obligations. The estimated future costs were discounted using a credit adjusted, risk-free interest rate of 6.0% and adjusted for inflation rate of 2.6%. As a result, the Company increased its asset retirement obligation by $27,848 to reflect the increased ownership in additional wells that were added during the three months ended October 31, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is subject to contingencies because of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

Legal contingency

On September 7, 2017, Amazing Energy LLC and Jilpetco Inc. were served with a summons and complaint in Cause No. P-7600-83-CV in the 83rd District Court in Pecos County, Texas. The nature of the litigation is that Amazing Energy & Jilpetco were joined as defendants in a case in Pecos County, Texas, between Fredrick Bartlett Wulff, Sr. et al plaintiffs and Benedum & Trees, LLC et al defendants. The suit alleges breach of lease, breach of implied duty to explore and develop, and requests a declaratory judgment that the leases are terminated, and the suit requests an accounting of lease production. The plaintiffs seek a release of the oil and gas leases except as to Section 91. The Company’s counsel handling this case failed to comply with discovery and the court awarded sanctions and legal costs against the Company in July 2019. At October 31, 2019 and July 31, 2019, the Company has accrued $65,492 due to working interest owners related to the Wulff claims, said amount being paid subsequent to October 31, 2019. In addition, at October 31, 2019 and July 31, 2019, the Company has accrued an additional $98,291 in accounts payable for the sanctions and legal costs, said amount being paid subsequent to October 31, 2019. The plaintiffs still contend that a breach of contract remains as to Section 91 leases. In the opinion of the Company’s management, the pending litigation claims against it, if decided adversely, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

On October 24, 2018 AAPIM, LLC (“AAPIM”) filed a lawsuit in the District Court of Pecos County, Texas, 112th Judicial District (Cause No. P-12363-112-CV) against Amazing Energy, LLC, a wholly-owned subsidiary of the Company. The Petition alleged Amazing Energy, LLC failed to pay plaintiff its proportionate share of the proceeds from oil and gas production from minerals in Pecos County, Texas. The Company retained counsel to represent Amazing Energy, LLC in the lawsuit. However, counsel for Amazing Energy, LLC failed to answer AAPIM’s Petition in a timely manner. AAPIM, on January 7, 2019 filed a Motion for Default Judgment against Amazing Energy, LLC. Amazing Energy, LLC was not notified, by its counsel or its registered agent, of the Motion for Default Judgment and as a result the Motion for Default Judgment was unopposed and on January 9, 2019, AAPIM obtained a Default Judgment against Amazing Energy, LLC. The Company has been in negotiations with AAPIM to settle the amount owed by Amazing Energy, LLC pursuant to the Default Judgment and management believes a settlement of the outstanding amount will occur. For the fiscal year ending July 31, 2019, the Company has recognized an expense for the potential litigation settlement of $340,972 representing the amount of the judgment, and interest expense of $50,303 incurred through October 31, 2019 as an accounts payable.

On May 30, 2019 the Company received a request from a Company investor requesting arbitration for allegations of misrepresentation by the Company, and/or its wholly-owned subsidiary Jilpetco, Inc., dating from the period of approximately 2011-2014. The arbitration request stated that unless the matter was resolved by July 5, 2019 the investor would turn to the Texas Attorney General’s office for relief. The Company entered into settlement negotiations with the investor, but those negotiations were not concluded by the stated deadline. The investor thereafter sent the Company a copy of a letter from the Texas Attorney General’s office, dated July 24, 2019, acknowledging the investor’s correspondence with the Texas Attorney General’s office and alleged violations of Texas’ consumer protection laws and deceptive business practices. The Company has not directly received any communications from the Texas Attorney General’s office, and the investor has informed the Company he has withdrawn his complaint with the Attorney General’s office.

On August 28, 2019, TCI Business Capital, Inc. (“TCI”) filed a petition, in the 416th District Court of Colin County, Texas (Case No. 416-04883-2019), against the Company and its wholly-owned subsidiary Jilpetco, Inc. TCI is a commercial factoring company that purchased certain accounts receivable from Diligent Well Site Services, LLC (“Diligent”). Diligent had previously performed services to Jilpetco. On October 10, 2019, the Company and Jilpetco entered into a settlement agreement with TCI whereby the Company/Jilpetco agreed to pay TCI the total amount of $66,085 in two installments. The first installment of $33,085 was paid on October 16, 2019. The second installment, in the amount of $33,000 was due on or before October 30, 2019. The Company failed to make the second installment and on November 11, 2019, the Company was served, by TCI, with an amended petition. The total amount of $66,085 was accrued as an accounts payable at July 31, 2019. The Company paid the second installment ($ 33,000) to TCI on November 22, 2019, and on November 25, 2019, paid TCI an additional $ 2,500 for legal fees that were incurred in connection with the case. This matter was resolved in full on November 22, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

Lease commitments

The Company’s principal offices are located at 5700 West Plano Parkway, Suite 3600 in Plano, Texas. Prior to May 1, 2019, the Company subleased office space from a tenant under an approved sublease agreement. On May 1, 2019, the Company agreed to assume the remaining lease obligations (through November 30, 2019) of the former tenant and became the new lessee under a new agreement that extended the lease term to February 28, 2023. Terms of the new lease agreement require monthly lease payments of $6,892, with periodic increases, plus additional amounts for reimbursement of certain operating costs. The lease does not include any provision that would allow the lessor or lessee to elect to extend or terminate the lease or buy the building at the end of the lease term. At October 31, 2019, the remaining lease term is 3.3 years.

Upon implementation of ASC 842 on August 1, 2019, the Company recognized an operating lease liability and right-of-use asset of $256,092 for its one operating lease for its principal offices in Plano, Texas. To calculate the operating lease liability and right to use asset, the Company utilized a 10.0% incremental borrowing rate to discount the future rent payments over the remaining lease term of 3.58 years. The incremental borrowing rate was estimated based on the interest rate the Company would expect to incur if it borrowed the funds to purchase the office on a collateralized basis with similar terms.

The Company subleases a small portion of the office space to multiple tenants on a non-binding month-to-month basis. The Company has no leases or subleases with any related parties.

As of October 31, 2019, total future lease payments are as follows:

For the 12 months ended October 31,
2020	$84,163
2021	85,357
2022	86,947
2023	29,159
Total	285,626
Less imputed interest	(43,928)
Net lease liability	241,698
Current portion	(62,815)
Long-term portion	$178,883

For the quarter ended October 31, 2019, costs relating to the operating lease were recognized as lease expense in the Consolidated Statements of Operations as follows:

Base rent pursuant to lease agreement	$21,730
Variable lease operating costs	5,587
Sublease income	(12,501)
Total lease costs	$14,816

Oil and gas lease commitments

Royalties: The Company is obligated to pay royalties to holders of oil and natural gas interests in its operations.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

Preferred stock

The Company is authorized to issue 10,000,000 shares of its preferred stock with a no-par value per share.

Series A convertible preferred stock:

As of October 31, 2019 and July 31, 2019, the Company has no shares of Series A preferred stock outstanding. These shares were originally issued from the designated 10,000,000 shares of preferred stock, no par value.

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

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at October 31, 2019. These Series B shares were issued from the designated 10,000,000 shares of preferred stock, no par value, with the following rights and preferences:

●	Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $5,000,000 computed as of October 31, 2019, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B preferred stock.

●	Dividends: Holders of the Series B preferred stock are not entitled to receive a dividend.

●	Voting: The Series B preferred stock has no voting rights other than to be voted when required by the laws of the State of Nevada.

●	Non-transferrable: The shares of Series B preferred stock are not transferable except under a plan for wealth transfer and estate planning or upon conversion or redemption as set forth below.

●	Conversion: Beginning July 31, 2024 (as amended), any shares of the Series B preferred stock outstanding will be convertible, at the discretion of the shareholder, for a period of three years, into common stock purchase warrants of the Company with an conversion price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series B preferred stock outstanding.

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

Common Stock:

During the three months ended October 31, 2019 and 2018, the Company issued the following:

●	600,000 and 400,000 shares of common stock, respectively, for cash of $150,000 and $100,000.

●	1,200,000 and -0- shares of common stock with a value of $330,000 for common stock payable at July 31, 2019.

●	400,000 and 599,000 shares of common stock with total fair values of $46,000 and $141,768, respectively, as compensation for services.

●	1,125,000 and -0- shares of common stock with total fair values of $117,500 and $-0- for financing costs related to the issuance of convertible notes payable (Note 8).

●	5,625,000 and -0- shares of common stock issued in connection with convertible notes payable (Note 8). These shares are not outstanding and will be returned to and retired by the Company once terms of the convertible notes payable are satisfied.

●	50,000 and 66,000 shares of common stock with total fair values of $12,500 and $16,482, respectively, in settlement of accounts payable.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

Warrants:

During the three months ended October 31, 2019, the Company issued no warrants to purchase common stock and recognized compensation of $106,919  for the vesting of warrants issued in prior periods.

During the three months ended October 31, 2018, the Company issued 104,775 warrants to purchase common stock valued at $23,449 for professional services. Additionally, during the three months ended October, 31, 2018, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771. See Note 8.

Warrant transactions for the three months ended October 31, 2019 and 2018 are summarized as follows:

	Three Months Ended October 31,
	2019	2018

Outstanding warrants - beginning of period	10,651,308	6,280,633
Issued	-	2,504,775
Exercised	-	-
Expired	-	-

Outstanding warrants - end of period	10,651,308	8,785,408

The Company’s outstanding warrants at October 31, 2019 are as follows:

	Number
Expiration Year	of Warrants	Exercise Price

2020	1,200,000	$0.50
2021	1,858,332	$0.40 to $1.00
2022	785,200	$0.25 to $0.60
2023	721,625	$0.23 to $0.74
2024	6,086,151	$0.31 to $0.40

	10,651,308

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

Stock Options:

For the three months ended October 31, 2019 and 2018, the Company recognized stock based compensation of $293,037 and $216,276, respectively, related to vesting of options granted in prior periods.

During the three months ended October 31, 2019, the Company did not issue any additional stock options.

On October 23, 2018, the Board of Directors authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to its Chief Financial Officer. The options have an exercise price of $0.30 and expire five years from the date of grant. 100,000 of the options vested immediately on the grant date and the remainder vest 25% annually upon each anniversary of the grant date. For the three months ended October 31, 2018, the Company recognized stock based compensation of $17,974 for these options.

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

At October 31, 2019, unrecognized compensation related to all option grants is $1,208,677 which will be recognized over the next 2.25 years.

The following is a summary of the Company’s option activity for the three months ended October 31, 2019 and 2018:

	For the three months ended October 31
	2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding options - beginning of period	32,085,000	$0.31	28,085,000	$0.31
Granted	-		2,000,000
Exercised	-		-
Forfeited or rescinded	-		-
Outstanding options - end of period	32,085,000	$0.31	30,085,000	$0.31

Outstanding at the end of the period, vested	12,495,833	$0.31	9,475,000	$0.31

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2019 (Unaudited)

The Company’s outstanding options at October 31, 2019 are as follows:

	Number
Expiration Year	of Options	Exercise Price

2021	2,600,000	$0.30 to $0.40
2022	27,885,000	$0.25 to $0.40
2023	1,300,000	$0.30
2024	300,000	$0.30

	32,085,000

At October 31, 2019, the vested options had no intrinsic value.

NOTE 12 – SUBSEQUENT EVENTS

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

On November 22, 2019, the Company closed on the acquisition of assets consisting of certain oil and gas leases encompassing approximately nine hundred (900) acres, nine (9) oil wells and three (3) saltwater disposal wells (one which is currently being used), all located in Mississippi and generally known as the “Denver Mint Project”. The Company acquired the Denver Mint Project from multiple parties for approximately $3,050,000. Also, in connection with the closing of the purchase of the Denver Mint Project, on November 22, 2019, the Company closed on a financing transaction whereby the Company sold an overriding royalty interest, in and to the Denver Mint Project (the “Denver Mint ORRI) for $4,500,000. The proceeds of the sale of the Denver Mint Project OORI were allocated approximately $3,050,000 toward the acquisition of the Denver Mint Project and the balance of approximately $1,450,000 towards working capital for the Company.

Pursuant to the Denver Mint ORRI, the Company will deliver total aggregate production of 146,470 barrels of oil (the “Total Production”) to the Denver Mint ORRI recipient over a period of 48 months (the “Production Schedule”). The Production Schedule also provides for monthly production requirements, beginning in February 2020, which range from 280 barrels per month to 4,560 barrels per month (the “Monthly Production”). Once the monthly Production Schedule is met, the Company is entitled to retain one hundred percent (100%) of seventy- five percent (75%) of the remaining monthly production. Once the Total Production amount has been delivered to the Denver Mint OORI recipient, the Denver Mint OORI will terminate and the Company will be entitled to the revenue from one hundred percent (100%) of seventy-five percent (75%) of all future production.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto date July 31, 2019. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of July 31,2019, and for each of the fiscal years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas and in southeastern New Mexico. This basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of October 31, 2019, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas and 5,385 gross acres (4,682 net acres) in Lea County, New Mexico. We believe that our concentrated acreage positions provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Historically, our activities have been primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Recently, however, the Company has had several successful completions in the deeper San Andres zone of its Pecos County, Texas and Lea County, New Mexico properties. Future drilling targets could include the Grayburg, Clear Fork, Glorietta, and Devonian zones in Pecos County, Texas and the Devonian, Pennsylvanian and Wolfcamp/Wolfbone zones in Lea County, New Mexico.

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

Fiscal Year 2019 Activity

During the fiscal year ended July 31, 2019, the Company continued to raise funds to drill oil and gas wells located within the approximately 70,000 acres, in Pecos County, Texas and the approximate 5,385 acres in Lea County, New Mexico, where our leasehold rights currently exist. Our fund raising activities were primarily through joint venture working interest holder participations, whereby the Company retained a carried working interest. In order to keep the leasehold in good standing, we adhered to the Continuous Drilling Clause for each respective lease and strictly adhered to the requirements within said Drilling Clauses.

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

During the fiscal quarter ended October 31, 2019, the Company drilled and completed the Wilson 498 well and recompleted the Wilson 49-2 well on the Pecos County, Texas leasehold that was acquired in the transaction with Wyatt Energy, LLC. Management is still in the process of evaluating the results of both wells as the just entered the initial production stage. At October 31, 2019, the Company has a 100% working interest in twenty-seven (27) wells and a 37% working interest in the WWJD #31-H well located in the Pecos County, Texas leasehold premises. The Company has drilled 27 wells throughout the property, and recompleted one well that was drilled by a previous operator. Twenty-six of the wells either current producers or subjects of a scheduled workover/recompletion plan. Two wells are currently shut-in and will probably be converted to injection wells associated with a future water-flood plan. The level of capital expenditures for the remainder of the fiscal year will significantly depend on the future market prices for oil and the Company’s ability to source the necessary capital to fund the drilling of any wells in the future.

Fiscal Year 2020 Activity

Effective January 1, 2019 the Company acquired several oil and gas producing leaseholds in Lea County, New Mexico. At October 31, 2019, the Company has seven producing wells and three saltwater disposal wells in the Lea County project.

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

The Company’s Expansion Strategy includes the following:

●	Capital Expenditure Strategy for Pecos County, Texas and Lea County, New Mexico assets :

●	Pecos County, Texas and Lea County, New Mexico acreage represent the main revenue drivers for Amazing Energy.

●	Management plans to implement a monthly capital budget to drill additional wells and workover/recomplete existing wells Within both assets.

●	Seek to Acquire Additional Assets :

●	Potential pipeline acquisition with current positive cash flow.

●	The Company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 states, but on a more practical basis prefers locations proximate to our current operations in Texas and New Mexico.

●	Seek to acquire oil and gas leases in Mississippi that are currently producing, but subject to increased production resulting from successful recompletion/workover activities in the future.

●	Growth through JV/ Farm Out

●	The Company intends to initiate discussions with other operators and investors for the purpose of forming joint-ventures on acreage that we currently hold as well as any acreage that we may acquire in the future.

●	Any such joint-ventures would allow Amazing to leverage the financial resources and knowledge of leading operators in an effort to enhance Amazing’s shareholders’ value.

Overview of Current Operations

Through October 31, 2019, the Company has drilled twenty-seven wells and recompleted one well on its leasehold in Pecos County, Texas. Twenty-six of the twenty-eight wells are either currently producing or awaiting workover/recompletion and two wells are currently shut in. During the quarter ended October 31, 2019, the Company drilled and completed one vertical well in the Queen Sand formation (Wilson 498) and recompleted one well in the Wolfcamp formation (Wilson 49-2) in Pecos County, Texas. While it is too early to evaluate the results of the new wells, the Company believes that the wells will be commercially productive. As a result of the recent Lea County, New Mexico acquisition (effective January 1, 2019), the Company now has seven additional wells that are currently producing oil and gas. The Company also acquired three salt-water disposal wells in the Lea County, New Mexico asset acquisition transaction. In August, 2019, the Company began disposing salt-water in one of its Lea County, New Mexico salt-water disposal wells for another unrelated local operator. The Company will be paid an amount each month based on the total number of barrels of salt-water disposed.

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

During the three months ended October 31, 2019, the Company sold its oil and gas production to only four customers. Oil production was sold to Rio Energy International, Inc. (Pecos County, Texas) and to Plains Marketing L.P. (Lea County, New Mexico), and natural gas production was sold to Trans-Pecos Natural Gas Company, LLC (Pecos County, Texas) and Targa Resources (Lea County, New Mexico). During the three months ended October 31, 2018, oil and gas production in Pecos County, Texas was sold to Sunoco, LP and Trans-Pecos Natural Gas Company, LLC, respectively.

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

Waste Handling. The Resource Conservation and Recovery Act, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all the provisions of the Resource Conservation and Recovery Act, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the Resource Conservation and Recovery Act, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste by March, 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Office and Other Facilities

The Company leases its corporate headquarters in Plano, Texas.

Employees

As of October 31, 2019, the Company had five full-time employees. We regularly use independent contractors and consultants to perform various field-level tasks as well as other required services. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the three months ended October 31, 2019 and 2018, respectively.

	Three months ended October 31,
	2019	2018	Change	% Change
Revenue, oil and gas sales	$201,741	$130,025	$71,716	55.16%
Number of BOE sold	3,922	3,309	613	18.53%
Average price per BOE	$50.86	$53.55	$(2.69)	-5.02%
Net production (BOE)	4,525	2,487	2,038	81.95%
Average daily net production (BOE)	49.18	28.00	21.18	75.66%

Oil and Gas Production and Revenue

Production Costs

Production costs increased $169,188 from $87,280 for the three months ended October 31, 2018 to $256,468 for the three months ended October 31, 2019. This increase for the comparable three-month period was attributable primarily to increased reasonable and customary lease operating expenses.

Depletion, depreciation and amortization of asset retirement obligation liability accretion (“DD&A”)

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting. For the three month period ended October 31, 2019, DD&A was $100,921 as compared to $79,869 for the three month period ended October 31, 2018. The increase in DD&A of $21,052 for the three-month comparable period was primarily due to the change in increased production for the current period relative to the prior year.

General and Administrative Expenses

For the three months ended October 31, 2019, the Company’s general and administrative expenses were $1,153,940 compared to $986,659 for the comparative quarter ended October 31, 2018, an increase of $167,281.

Detail of the changes in general and administrative expense is as follows:

Increase(decrease) in non cash stock and warrant compensation	$(168,237)
Increase(decrease) in consulting	87,063
Increase(decrease) in contract labor	(27,959)
Increase(decrease) in investor relations expense	(5,919)
Increase(decrease) in travel expense	15,501
Increase(decrease) in salaries, employee benefits and payroll taxes	99,316
Increase(decrease) in professional fees	116,901
Increase(decrease) in general corporate expenses	50,615

Total Increase in General and Administrative Expenses	$167,281

Liquidity and Capital Resources

The Company had a working capital deficit of $5,982,212 as of October 31, 2019, compared to a working capital deficit of $4,901,103 as of July 31, 2019. The increase in the working capital deficit was primarily due to the net increase in accounts payable, issuance of convertible notes payable, and the financing of $1,900,000 related to the New Mexico asset acquisition moving from long-term to current liabilities.

Detail of changes in cash flows for the three months ended October 31, 2019 and 2018 are as follows:

	October 31, 2019	October 31, 2018	Increase (Decrease)

Net cash from (used in) operating activities	$(355,637)	$81,919	$(437,556)
Net cash (used in) investing activities	$(717,751)	$(736,774)	$19,023
Net cash provided by financing activities	$956,968	$798,012	$158,956

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Reference Note 10

ITEM 1A.	RISK FACTORS.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended October 31, 2019 , the Company issued the following:

●	600,000 shares of common stock for cash of $150,000.

●	1,200,000 shares of common stock for common stock payable that existed at July 31, 2019.

●	400,000 of common stock with total fair values of $46,000 as compensation for services.

●	1,125,000 shares of common stock with total fair values of $117,500 for financing costs related to the issuance of convertible notes payable.

●	50,000 shares of common stock with total fair values of $12,500 in settlement of accounts payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY SECURITIES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Document	Form	Incorporated by Reference Date	Number	Filed herewith
10.1	Exchange Agreement with K. Meade, effective June 27, 2018	8-K	9/24/2018	10 .1
10.2	Exchange Agreement with J. Etter, effective June 27, 2018	8-K	9/24/2018	10.2
10.3	Exchange Agreement with Golf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013 LP, Gulf South Energy Partners 2014 LP and Gulf South Energy Partners 2015A LP, effective June 27, 2018	8-K	9/24/2018	10.3
10.4	Exchange Agreement with R. O’Brien, effective June 27, 2018	8-K	9/24/2018	10.4
10.5	Exchange Agreement with Petro Pro, Ltd., effective June 27, 2018	8-K	9/24/2018	10.5
10.6	Exchange Agreement with M. Khorassani, effective June 27, 2018	8-K	9/24/2018	10.6
10.7	Exchange Agreement with F.W. Thomas and B. Thomas, effective June 27, 2018	8-K	9/24/2018	10.7
10.8	Exchange Agreement with T. Alford, effective July 24, 2018	8-K	9/24/2018	10.8
10.9	Exchange Agreement with D. Hudson, effective July 30, 2018	8-K	9/24/2018	10.9
10.10	Exchange Agreement with D. Bromberg, effective August 08, 2018	8-K	9/24/2018	10.10
10.11	Exchange Agreement with D. Lazier, effective August 08, 2018	8-K	9/24/2018	10.11
10.12	Wyatt Purchase and Sale Agreement dated October 12, 2018.	8-K	10/22/2018	10.1
10.13	Wyatt Assignment and Bill of Sale.	8-K	10/22/2018	10.2
10.14	Loan Agreement dated October 24, 2018.	8-K	10/26/2018	10.1
10.15	Promissory Note dated October 24, 2018.	8-K	10/26/2018	10.2
10.16	Employment Agreement with Benjamin M. Dobbins, effective October 23, 2018	10-Q	12/17/2018	10.16
10.17	Employment Agreement with David C. Arndt, effective November 1, 2018	10-Q	12/17/2018	10.17
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 20, 2019.

AMAZING ENERGY OIL AND GAS, CO.

By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

By:	Benjamin M. Dobbins
Benjamin M. Dobbins
Principal Financial Officer and Principal Accounting Officer