Form 10-Q
period 2020-01-31
Amazing Energy Oil & Gas, Co.
filed 2020-03-23
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

January 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 98,101,232 as of March 16, 2020.

AMAZING ENERGY OIL AND GAS, CO.

PART I

ITEM 1.	FINANCIAL STATEMENTS.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 31,	July 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$78,597	$177,227
Receivable from working interest owners	96,616	93,708
Production revenue receivable	125,977	38,575
Other current assets	89,311	70,221
Total current assets	390,501	379,731

Oil and gas properties - proved, net	6,271,144	6,243,003
Oil and gas properties - unproved	7,318,963	3,765,501
Property and equipment, net	242,114	297,112
Right of use asset	225,554	-
Other assets	178,105	126,362

TOTAL ASSETS	$14,626,381	$10,811,709

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,728,204	$1,987,826
Payable to related parties	170,038	85,038
Notes payable, related parties	528,502	528,502
Note payable, acquisition	1,900,000	1,900,000
Production payable	876,528	-
Convertible notes payable, net of debt discount	761,097	-
Promissory note payable, net of debt discount	321,740	200,560
Operating lease liability	64,534	-
Equipment note payable	11,928	11,928
Due to working interest owners	587,780	414,122
Accrued interest payable	184,148	-
Accrued interest payable, related parties	303,379	152,858
Total current liabilities	7,437,878	5,280,834

Long term liabilities:
Notes payable, related party	3,452,668	3,452,668
Equipment note payable	1,834	9,090
Production payable	3,623,472	-
Operating lease liability	162,142	-
Stock subscriptions	-	330,000
Asset retirement obligation	1,048,387	636,205

Total liabilities	15,726,381	9,708,797

Commitments and contingencies, (Notes 5, 10 and 12)	-	-

Stockholders’ equity (deficit):
Preferred stock, no par value, 10,000,000 shares authorized;
Series A, par value $0.01, none issued and outstanding	-	-
Series B, par value $0.01, 50,000 shares issued and outstanding	500	500
Common stock, par value $0.001 per share; 3,000,000,000 shares authorized;	98,105	94,430
103,726,232 issued and 97,801,232 outstanding at October 31, 2019
94,426,232 issued and outstanding at July 31, 2019
Additional paid-in capital	43,682,025	41,602,711
Accumulated deficit	(44,880,630)	(40,594,729)
Total stockholders’ equity (deficit):	(1,100,000)	1,102,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,626,381	$10,811,709

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	January 31		January 31,
	2020	2019	2020	2019

Revenue
Oil and gas sales	$245,410	$95,803	$447,152	$225,828
Salt water disposal income	3,552	-	30,453	-
Total revenue	248,962	95,803	477,605	225,828

Operating expenses
Production costs	239,753	95,530	496,221	182,810
Depreciation, depletion and amortization	101,988	71,520	202,909	151,389
General and administrative expense	988,508	1,114,940	2,142,448	2,101,599
Accretion	23,022	3,479	35,756	6,958
Impairment of oil and gas properties	-	-	605,937	-
Total operating expenses	1,353,271	1,285,469	3,483,271	2,442,756

Loss from operations	(1,104,309)	(1,189,666)	(3,005,666)	(2,216,928)

Other (income) expense
Interest and other income	(425)	(952)	(555)	(1,274)
Interest expense	580,783	69,988	1,012,769	79,001
Financing costs	-	-	117,500	-
Financing costs, related parties	-	-	-	60,000
Interest expense, related parties	75,260	68,531	150,521	360,420
Total other (income) expense	655,618	137,567	1,280,235	498,147

Loss before taxes	(1,759,927)	(1,327,233)	(4,285,901)	(2,715,075)
Provision for income taxes	-	-	-	-

Net loss	$(1,759,927)	$(1,327,233)	$(4,285,901)	$(2,715,075)

Net loss per share:
Net loss per share of common stock, basic and diluted	$(0.018)	$(0.016)	$(0.044)	$(0.032)

Weighted average shares of common stock outstanding, basic and diluted	98,035,298	85,026,721	97,468,827	84,668,585

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended January 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(4,285,901)	$(2,715,075)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	665,767	1,055,390
Financing costs, related parties	-	60,000
Accretion expense	35,756	6,958
Depreciation, depletion and amortization	202,909	151,389
Impairment of oil and gas properties	605,937	-
Amortization of note discount	879,499	336,060
Financing fee paid with common stock	117,500	-
Change in:
Receivable from working interest owners	(2,908)	(29,947)
Production revenue receivable	(87,402)	18,132
Other current assets	(19,090)	23,837
Other assets	(9,121)	26,623
Accounts payable and accrued liabilities	(247,122)	657,001
Payable to related parties	85,000	-
Due to working interest owners	173,658	43,492
Production payable	4,500,000	-
Accrued interest payable, related parties	150,521
Accrued interest payable	184,148	93,195
Net cash from (used in) operating activities	2,949,151	(272,945)

Cash Flows From Investing Activities
Investment in oil and gas properties	(3,959,025)	(1,451,804)
Proceeds from sale of oil and gas working interests	-	924,751
Net cash from (used in) investing activities	(3,959,025)	(527,053)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants	150,000	200,249
Proceeds from notes payable, related parties	-	600,000
Proceeds from notes payable	-	500,000
Proceeds from convertible notes payable, net	810,000	-
Payments on equipment note payable	(7,256)	(5,019)
Payments on note payable, related parties	-	(400,000)
Net cash from financing activities	952,744	895,230
Net change in cash, cash equivalents, and restricted cash	(57,130)	95,232
Cash and cash equivalents and restricted cash - beginning of period	297,227	573,695
Cash and cash equivalents and restricted cash - end of period	$240,097	$668,927

Non-cash investing and financing activities
Warrant modification with issuance of note payable	$-	$480,771
Note payable, related party settled with participation in oil and gas working interest	-	100,000
Accounts payable settled with shares of common stock	12,500	16,482
Warrants issued with notes payable, related parties	-	288,000
Beneficial conversion feature on convertible notes payable	807,222	-
Oil and gas property acquired with debt		1,900,000
Accounts payable settled with common stock and participation in oil and gas working interest	-	25,000
Related party note payable settled with common stock and participation in oil and gas working interest	-	160,000
Related party interest payable settled with common stock and participation in oil and gas working interest	-	50,000

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Common stock shares	Common stock amount	Preferred Stock shares	Preferred Stock amount	Additional paid-in capital	Accumulated deficit	Total
Balance, July 31, 2019	94,426,232	$94,430	50,000	$500	$41,602,711	$(40,594,729)	$1,102,912

Issuance of common stock for cash	600,000	600	-	-	149,400	-	150,000
Issuance of common stock for common stock payable	1,200,000	1,200	-	-	328,800	-	330,000
Issuance of common stock for services	400,000	400	-	-	45,600	-	46,000
Issuance of common stock for accounts payable	50,000	50	-	-	12,450	-	12,500
Issuance of common stock for financing costs	1,125,000	1,125	-	-	116,375	-	117,500
Beneficial conversion feature on convertible notes payable	-	-	-	-	807,222	-	807,222
Stock based compensation - warrants	-	-	-	-	106,919	-	106,919
Stock based compensation - options	-	-	-	-	293,037	-	293,037
Net loss	-	-	-	-	-	(2,525,974)	(2,525,974)

Balance, October 31, 2019	97,801,232	97,805	50,000	500	43,462,514	(43,120,703)	440,116

Issuance of common stock for services	300,000	300	-	-	35,700	-	36,000
Stock based compensation - warrants	-	-	-	-	(9,945)	-	(9,945)
Stock based compensation - options	-	-	-	-	193,756	-	193,756
Net loss	-	-	-	-	-	(1,759,927)	(1,759,927)

Balance, January 31, 2020	98,101,232	$98,105	50,000	$500	$43,682,025	$(44,880,630)	$(1,100,000)

Balance, July 31, 2018	83,975,232	$83,977	59,000	$590	$37,637,323	$(32,543,703)	$5,178,187

Issuance of common stock for cash	400,000	400	-	-	99,600	-	100,000
Issuance of common stock for services	599,000	599	-	-	141,169	-	141,768
Warrants issued for services	-	-	-	-	23,449	-	23,449
Stock Options issued for services	-	-	-	-	448,976	-	448,976
Accounts payable settled with shares of common stock	66,000	66	-	-	16,416	-	16,482
Warrants issued with notes payable, related party	-	-	-	-	288,000	-	288,000
Warrant modification with issuance of note payable, related party	-	-	-	-	480,771	-	480,771
Net loss	-	-	-	-	-	(1,387,842)	(1,387,842)

Balance, October 31, 2018	85,040,232	$85,042	59,000	$590	$39,135,704	$(33,931,545)	$5,289,791

Issuance of common stock for services	406,000	408	-	-	97,495	-	97,903
Issuance of common stock in offering for working interest	630,000	630	-	-	125,770	-	126,400
Warrants issued for services	-	-	-	-	17,199	-	17,199
Stock Options issued for services	-	-	-	-	326,094	-	326,094
Net loss	-	-	-	-	-	(1,327,233)	(1,327,233)

Balance, January 31, 2019	86,076,232	$86,080	59,000	$590	$39,702,262	$(35,258,778)	$4,530,154

The accompanying notes are an integral part of these consolidated financial statements

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Amazing Energy Oil and Gas, Co. (“Amazing” or the “Company”) is incorporated in the State of Nevada. Through its wholly owned subsidiaries the Company is primarily engaged in the acquisition, exploration and development of oil and gas properties and the productions and sale of oil and natural gas from its properties in Texas, New Mexico and Mississippi.

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

During the three months ended January 31, 2020, an two additional subsidiaries were formed, Amazing Energy MS, LLC, for the acquisition of the Denver Mint properties located in Mississippi (See Note 5), and Amazing Energy Technologies, LLC which remains inactive at date of this filing.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. (U.S. GAAP) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of January 31, 2020, and its results of operations, cash flows, and statement of changes in stockholders’ equity for the three and six months ended January 31, 2020 and 2019. The balance sheet at July 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019.

The financial statements are presented on a consolidated basis and include all of the accounts of Amazing Energy Oil and Gas, Co. and its wholly owned subsidiaries, Amazing Energy, Inc., Amazing Energy LLC, Jilpetco, Inc., Amazing Energy Holdings, LLC, and Amazing Energy MS, LLC. All significant intercompany balances and transactions have been eliminated.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2020, the Company has limited financial resources with which to achieve its objectives to obtain profitability and positive cash flows. At January 31, 2020, the Company has an accumulated deficit of $44,880,630 and a working capital deficit of $7,047,377. Achievement of the Company’s objectives will be dependent upon the Company’s ability to obtain additional financing, to locate profitable oil and gas properties and to generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt as to its ability to continue as a going concern exists. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

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

During the six months ended January 31, 2020, the Company started providing salt-water disposal services to a non-related oil and gas well working interest owner. Revenue generated from salt-water disposal services is recognized in the period the services are provided.

Beginning in the six month period ending January 31, 2020, the Company has an agreement for a limited-term overriding royalty interest in oil reserves from its newly acquired Denver Mint interests in Mississippi. This royalty interests (i) entitles the purchaser to receive scheduled barrels of oil extracted from the reserves over a period of time; (ii) is free and clear of all associated future production costs and capital expenditures and (ii) allows the Company to retain the remaining reserves after the scheduled production volumes have been delivered. At the inception of the contract, we recognized the proceeds as production payable which will be amortized on a unit-of-production basis to other revenue as the barrels of oil are delivered over the term of the contract.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

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

The Company sells all of its production to only four purchasers; two in Texas and two in New Mexico. As a result, during the six months ended January 31, 2020 and 2019, these purchasers represented 50% or more of its oil and gas revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents. Cash and cash equivalents and restricted cash on the Consolidated Statement of Cash Flows includes restricted cash of $161,500 and $145,000 as of January 31, 2020 and July 31, 2019, respectively.

Restricted Cash

As of January 31, 2020 and July 31, 2019, the Company has a letter of credit in the amount of $50,000 in favor of the Texas Railroad Commission as a bond for reclamation on its Texas based oil and gas properties and three reclamation bonds totaling $ 95,000 in favor of the State of New Mexico, all of which are included in Other assets on the Consolidated Balance Sheet. Additionally, in the six month period ended January 31, 2020, a deposit of $16,500 has been placed with the State of Mississippi for a one year operating license.

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

Fair value of financial instruments

Financial instruments consist of cash and various notes payable. The fair value of these financial instruments approximates the carrying values at January 31, 2020 and July 31, 2019.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

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

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At January 31, 2020 and July 31, 2019, the Company had no assets or liabilities measured at fair value on a recurring basis.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

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

The outstanding securities at January 31, 2020 and 2019, that could have a dilutive effect are as follows:

	January 31, 2020	January 31, 2019
Convertible preferred stock	5,500,000	6,490,000
Warrants	10,951,308	9,100,158
Stock options	32,085,000	31,585,000
Convertible notes payable	16,666,667	-

Total potential dilution	65,202,975	47,175,158

For the six months ended January 31, 2020 and 2019, the effect of this potential dilution has not been recognized since it would have been anti-dilutive due to net losses in those periods.

NOTE 4 – PROPERTY AND EQUIPMENT

As of January 31, 2020 and July 31, 2019, property and equipment were composed of the following:

	January 31, 2020	July 31, 2019

Drilling equipment	$751,936	$751,936
Other equipment	22,235	22,235
	774,171	774,171
Less: Accumulated depreciation	(532,057)	(477,059)
Total property and equipment, net	$242,114	$297,112

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

NOTE 5 – OIL AND GAS PROPERTIES

The Company is currently participating in oil and gas exploration activities in Texas, New Mexico, and Mississippi. The Company’s oil and gas properties are located entirely in the United States.

Texas

The Company’s interests include leased acreage within Pecos County, Texas of an approximate 70,000 acre AMI as of January 31, 2020. Through a series of agreements with representatives of mineral owners, the Company has the right to acquire additional acreage for future development encompassing a large percentage of the approximately 70,000 acre AMI in Pecos County, Texas not already under lease as of January 31, 2020. Under those agreements the Company is required to make annual payments into trust accounts to hold the acquisition opportunity. As actual leases are acquired, those trust funds are available to pay the lease cost per acre at predetermined amounts ranging from $200 to $300 per acre.

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

At January 31, 2020, the Company has a working interest in twenty-eight wells located on the leasehold premises in Pecos County, Texas. The Company has drilled twenty-six wells throughout the property, with seven wells currently producing, seventeen wells being temporarily shut-in and awaiting further evaluation and with three wells having been permanently shut-in and awaiting either plugging or conversion to injector wells for a possible future water flood program.

New Mexico

The Company’s oil and gas interests in New Mexico are comprised of 5,385 gross acre interest (4,682 net acres) in Lea County, New Mexico as of January 31, 2020. The lease interests are currently being held by production . Moreover, as long as the wells on each lease continues to produce oil and gas in commercial quantities, no additional lease payments will have to be made to the mineral owners.

At January 31, 2020, the Company has a working interest in ten wells located on the leasehold premises in Lea County, New Mexico. Seven wells are currently producing oil and/or gas and three wells are being used to dispose of produced water from its seven producing wells.

Mississippi

On November 22, 2019 Amazing Energy MS, LLC (“AMS”) a newly formed, wholly-owned subsidiary of the Company closed on the acquisition of assets consisting of certain oil and gas leases encompassing approximately 900 net acres, nine oil wells and a saltwater disposal well, all located in Mississippi and generally known as the “Denver Mint Project.” The Company acquired the Denver  Mint Project from multiple parties for approximately $3,050,000.

Simultaneously, on November 22, 2019, the Company entered into an agreement for a limited-term overriding royalty interest (“ORRI”) in oil reserves from the Denver Mint Project for $4,500,000. The ORRI (i) entitles the recipient to receive delivery of barrels of oil extracted from the reserves over a period of time; (ii) is free and clear of all associated future production costs and capital expenditures and (iii) allows the Company to retain the remaining reserves after the scheduled barrels of oil have been delivered. Proceeds received were recognized as production payable which will be amortized on a unit-of-production basis to other revenue as the barrels of oil are delivered over the term of the contract. Deliveries are scheduled to begin in February 2020.

Pursuant to the Denver Mint ORRI, the Company will provide total aggregate production of 146,470 barrels of oil (the “Total Production”) to the Denver Mint ORRI recipient over a period of 48 months (the “Production Schedule”). The Production Schedule provides for monthly production requirements, beginning in February 2020, which range from 280 barrels per month to 4,560 barrels per month (the “Monthly Production”). Once the Monthly Production is met each month, the Company retains 100% of its 75% of the remaining production.

Under the terms of the agreement, the Company is required to execute defined workover and/or recompletion efforts to improve the production potential of the existing wells. Such efforts include improving existing wellbores, field infrastructure, and saltwater disposal well.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

The oil and gas property balances at January 31, 2020 and July 31, 2019, are set forth in the table below:

	January 31, 2020	July 31, 2019

Unproved and other properties not subject to amortization	$7,318,963	$3,765,501
Property costs subject to amortization	10,264,715	9,510,574
Asset retirement assets	568,320	540,472
Total cost of oil and gas properties	18,151,998	13,816,547
Less: Accumulated depletion and impairment	(4,561,891)	(3,808,043)
Oil and gas properties, net full cost method	$13,590,107	$10,008,504

Ceiling Test

For the six months ended January 31, 2020, the Company recorded a full cost ceiling impairment of $605,937. The ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves plus (b) the cost of properties not being amortized; plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; and net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

Excluded from the Ceiling Test at January 31, 2020 is the carrying value of the Denver Mint Project in Mississippi of $3,478,734 acquired during the three months ended January 31, 2020. Production on this property began after January 31, 2020. The carrying value of this property will be included in the ceiling test for the three months ended April 30, 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective June 1, 2018 the Company ceased to be the operator of record of properties in which it owns no working interest. The properties’ principal working interest owner is Petro Pro, Ltd. (“Petro Pro”), an entity controlled by Jed Miesner, former Chairman of the Board of Directors and current Director at January 31, 2020. In connection with the transfer of operations to US Petro, LLC (an entity is controlled by related parties, Mr. Miesner and Mr. Alford, current Chairman of the Board), the Company agreed to transfer $25,038 to US Petro which was the amount of suspended revenue attributable to owners in the transferred properties.

At January 31, 2020 and July 31, 2019, the Company has a payable to the Thornhill Law Firm, A PLC for $145,000 and $60,000, respectively, for legal services. The Company recognized $145,000 and nil in legal expense during the six months ended January 31, 2020 and 2019, respectively. The principal of the firm is Tommie Thornhill, who is also a Director of the Company.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

Detailed oil and gas revenue for the six months and three months ended January 31, 2020 and 2019 is as follows:

	For the Six Months ended January 31,
	2020	2019
Oil revenue	$447,152	$224,754
Gas revenue	-	1,074
	$447,152	$225,828

	For the Three Months ended January 31,
	2020	2019
Oil revenue	$245,410	$95,803
Gas revenue	-	-
	$245,410	$95,803

In August, 2019, the Company entered into a salt-water disposal agreement with a non-related oil and gas operator in Lea County, New Mexico. Under the terms of the agreement, the Company will allow the oil and gas operator to dispose its produced water into one of the Company’s salt-water disposal wells. The Company will charge the oil and gas operator a monthly fee based on the number of barrels of salt-water disposed. Revenue is recognized at the time the water is disposed in the Company’s salt-water disposal wells. Total income on this agreement was $3,552 for the three months ended January 31, 2020 and $30,453 during the six months ended January 31, 2020.

NOTE 8 – NOTES PAYABLE

Notes payable, related parties

On January 3, 2011, Jed Miesner, the Company’s CEO and Chairman at the time of the agreement signed a note for Amazing Energy, LLC (AEL) in the amount of $1,940,000. A recent review of the historical records of AEL, now a subsidiary of the Company, shows that Miesner signed as manager and member of AEL, although he was neither. AEL was private then, and Miesner claims he disclosed to the board this note, although no loan proceeds were paid to AEL. As shown in notes ten and twelve, this has led to a dispute with Miesner over this and other notes he made about the same time. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum, and collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas. Unaware of the facts surrounding this dispute, effective April 1, 2019, the Company redeemed all of the issued and outstanding shares of its Series A Preferred Stock. The holder of 100% of the Series A was Jed Miesner. The Company redeemed all 9,000 shares of the Series A, which had the voting power equivalent to 90,000,000 shares of the Company’s common stock, for the consideration of $100.00 per share, or a total payment of $900,000. The redemption price was effectuated through an increase in the principal balance of a promissory note issued to Mr. Miesner by the Company’s wholly owned subsidiary Amazing Energy, LLC. The principal balance of the Note was increased from $1,940,000 to $2,840,000.

On December 30, 2010, Jed Miesner, again, who was neither a member, nor a manager of AEL signed a note from AEL to Petro Pro Ltd., an entity controlled by Jed Miesner for $1,100,000. No loan proceeds were paid from Petro Pro to AEL, instead, Petro Pro claims that it paid for consulting services of a third party which were proceeds from a fourth party in an unrelated deal. This note is also part of the dispute that is shown in notes ten and twelve. The loan is scheduled to mature on December 31, 2030, bear interest at the rate of 8% per annum and is collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

Terms of the notes were modified effective February 1, 2015, pursuant to an agreement between Jed Miesner, Petro Pro, Ltd., JLM and the Company. Beginning February 1, 2017, and continuing through February 1, 2019, the interest rate on the aforementioned notes was reduced from 8% to 6% per annum. Starting February 1, 2019 and continuing through the maturity date of the two notes (December 31, 2030), the annual interest rate on the notes was set at a rate equal to the Happy State Bank prime rate of 5.25% plus 2% at January 31, 2020.

On December 30, 2010, again, although he was neither member, nor manager of AEL, now a wholly owned subsidiary of the Company) a note to secure a $2,000,000 line of credit facility with JLM Strategic Investments LP, an entity controlled by Jed Miesner. Funds advanced on the line of bear interest at the rate of 8% per annum and are collateralized with a leasehold deed of trust covering certain leasehold interests in Pecos County, Texas.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

Principal maturities for the two loan agreements and the credit facility outstanding at January 31, 2020 for the remaining terms are summarized by year as follows:

	Principal Maturities
Twelve months ending October 31,	Jed Miesner	Petro Pro, Ltd.	JLM Strategic Investments, LP	Total
2020	$310,995	$176,337	$41,170	$528,502
2021	67,272	38,144	-	105,416
2022	72,655	41,196	-	113,851
2023	78,467	44,492	-	122,959
2024	84,744	48,051	-	132,795
Subsequent years	2,225,867	751,780	-	2,977,647
	$2,840,000	$1,100,000	$41,170	$3,981,170

Related party interest expense on these notes for the six months ended January 31, 2020 and 2019 was $150,521 and $93,195, respectively. Accrued interest payable – related parties as of January 31, 2020 and July 31, 2019 was $303,379 and $152,858, respectively.

At January 31, 2020, the balance of the convertible debt and accrued interest was convertible into membership units of Amazing Energy, LLC, a wholly owned subsidiary of the Company, at $.60 per unit.

See Note 10 Commitments and Contingencies and Note 12 Subsequent Events about negotiations with Mr. Miesner regarding these notes payable.

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

On October 26, 2018, the Company paid $400,000 on the promissory notes. During the fiscal year ended July 31, 2019, an additional $260,000 of the promissory notes were satisfied through the noteholders’ participation in an offering of working interest.

At July 31, 2019, the notes have been paid in full and the related debt discount has been fully amortized. Related party financing costs on these notes for the year ended July 31, 2019 was $77,000.

Promissory note payable – October 2018

On October 22, 2018, the Company entered into a promissory note with Bories Capital, LLC (Bories) for $500,000, the owner of which is a holder of all of the outstanding shares of the Company’s Preferred B stock. The note bears interest at the Hancock Whitney Bank prime rate plus two percent (7.50% at January 31, 2020) and is due in full at maturity on October 24, 2020. Interest is payable monthly beginning on November 30, 2018. As additional consideration for the note, the Company agreed to modify the terms of 2,674,576 warrants to acquire common stock held by the owner of Bories. The warrants were amended to change the exercise price from $0.60 to $0.40 per share and to extend the expiration date from July 31, 2019 to April 1, 2024. These modifications resulted in a financing fee of $480,771 which represents the difference in the fair value of the warrants before and after the change in terms. The amount was recognized as a discount on the note and is being amortized as interest expense over the term of the note. Amortization of $121,180 and $62,126 was recognized as interest expense during the six months ended January 31, 2020 and 2019, respectively. At January 31, 2020, the discount balance is $178,259.

In addition, terms of the Series B Preferred Stock held by the owner of Bories were modified. The Company agreed to suspend its right to call the preferred stock April 1, 2024; the original call date was April 1, 2019. Additionally, the Series “B” Preferred stockholder’s right to convert the preferred shares into warrants to acquire the Company’s common stock was amended to extend the conversion period to April 1, 2024.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

Note payable, acquisition – October 2018

On October 12, 2018, the Company entered into an agreement for the acquisition of oil and gas producing interests in New Mexico for $2,000,000. As part of the agreement, the Company entered into a seller financed note payable of $1,900,000. The note bears interest at the rate of 7% per year and the entire balance of principal and interest was due at maturity on December 31, 2019. At January 31, 2020, the Company and the Seller are in negotiations related to extending the maturity date of the note. The note is secured by the assets of Amazing Energy, LLC.

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

The original issue discount of 10% resulted in a discount on the notes payable balance. In addition, the conversion terms of the notes resulted in a beneficial conversion feature that created an additional discount on the notes payable balance. For two of the three notes, the 10% original issue discount and the beneficial conversion feature amounts were greater than the net proceeds received. Thus, the notes were fully discounted on the date of issuance. The third note was discounted to all but $2,778 of the note’s face value. The discount is being recognized as interest expense over the term of the notes.

Each lender received shares of the Company’s common stock as a commitment fee in connection with the borrowings. The fair value of these shares of $117,500 was recognized as a financing expense during the six months ended January 31, 2020.

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

Under the terms of the notes, the Company also issued shares of its common stock (the “Returnable Shares”). These shares will be returned to the Company if the convertible notes are fully repaid and satisfied prior to their due dates. If the convertible notes are not paid timely, the fair value of the shares will be recognized as a financing fee. At January 31, 2020, the Returnable Shares total 5,625,000 shares and have a fair value of $787,500. At January 31, 2020, the notes are classified current liabilities. The notes were not paid when they became due in February and March 2020. Because the notes were not repaid by their respective maturity dates (see Note 12 Subsequent Events), the lenders are entitled to retain these shares. The fair value of these shares on the maturity dates will be recognized as a financing cost in the three months ended April 30, 2020.

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

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

At January 31, 2020, information about the convertible notes payable is as follows:

					Number of
				Accrued	convertible
				interest	common
	Face Value	Discount	Net Balance	payable	shares

Labrys Fund, LP	$400,000	$(43,011)	$356,989	$21,436	6,666,667
Morningview Financial, LLC.	250,000	(44,355)	205,645	12,411	5,000,000
Firstfire Global Opportunites Fund,	250,000	(51,537)	198,463	11,836	5,000,000

	$900,000	$(138,903)	$761,097	$45,683	16,666,667

Amortization of the discount of $758,319 was recognized as interest expense during the six months ended January 31, 2020.

Equipment note payable

On September 13, 2016, the Company entered into a retail installment sale contract and security agreement (the “equipment note”) for the purchase of equipment. The equipment note is collateralized by a tractor loader backhoe. The equipment note requires 60 monthly installment payments of $994 through September 13, 2021. At January 31, 2020 and July 31, 2019, the balance of the note was $13,762 and $21,018, respectively. Future principal payments for the twelve months ending October 31, 2020 and 2021 total $11,928 and $1,834, respectively.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The information below reconciles the value of the asset retirement obligation for three months ended January 31, 2020 and 2019 respectively:

Balance, July 31, 2019	$636,205
Asset retirement obligation incurred	376,426
Accretion expense	35,756
Balance, January 31, 2020	$1,048,387

Balance, July 31, 2018	$258,575
Asset retirement obligation incurred	7,845
Accretion expense	6,958
Balance, January 31, 2019	$273,378

During the six months ended January 31, 2020, the Company drilled and completed one well and recompleted a second well in its Pecos County, Texas AMI. The Company estimated future costs to retire these wells and recorded asset retirement obligations. The estimated future costs were discounted using a credit adjusted, risk-free interest rate of 6.0% and adjusted for inflation rate of 2.6%. As a result, the Company increased its asset retirement obligation by $27,848 to reflect the increased ownership in additional wells that were added during the three months ended October 31, 2019.

The acquisition of the Denver Mint properties in Mississippi required further increase in the asset retirement obligation of $348,578 during the three months ended January 31, 2020. The Company estimated future costs to retire these wells and recorded asset retirement obligations using a credit adjusted, risk-free interest rate of 6.0% and adjusted for inflation rate of 2.6%.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Environmental contingency:

The Company is subject to contingencies because of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

Legal contingency

On September 7, 2017, Amazing Energy LLC and Jilpetco Inc. were served with a summons and complaint in Cause No. P-7600-83-CV in the 83rd District Court in Pecos County, Texas. The nature of the litigation is that Amazing Energy &Jilpetco were joined as defendants in a case in Pecos County, Texas, between Fredrick Bartlett Wulff, Sr. et al plaintiffs and Benedum& Trees, LLC et al defendants. The suit alleges breach of lease, breach of implied duty to explore and develop, and requests a declaratory judgment that the leases are terminated, and the suit requests an accounting of lease production. The plaintiffs sought a release of the oil and gas leases except as to Section 91. The lease from Wulf plaintiffs was released per the order of the court. The then Company’s counsel handling this case failed to comply with discovery and the court awarded sanctions and legal costs against the Company in July 2019. August, ___,, 2019, the Company paid $65,492 due to working interest owners related to the Wulff claims, In addition, at January 31, 2020 and July 31, 2019, the Company has accrued an additional $98,291 in accounts payable for the sanctions and legal costs relating to prior counsel’s failure to fully and timely answer discovery, said amount to be paid subsequent to January 31, 2020. The plaintiffs still contend that attorney fees are owed for a breach of contract as to Section 91 leases. In the opinion of the Company’s management, the pending litigation claims against it, if decided adversely, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations. This litigation also includes a third party, Benedum and Trees, LLC, against which there are claims, motions, and other matters indirectly relating to the Company which have not been resolved. Negotiations are proceeding, accordingly.

On December 11, 2017, Amazing Energy LLC and Jilpetco Inc. were each served with a summons and complaint in Cause No. P-7813-83-CV in the 83rd District Court in Pecos County, Texas. Amazing Energy and Jilpetco were named as defendants in a case by Rumson Royalty Company as the plaintiff. The suit alleges Amazing Energy and Jilpetco have suspended certain royalty and/or overriding interest payments owed to the plaintiff, and requests a declaratory judgment seeking the plaintiff’s share of production proceeds and reasonable attorney’s fees. Management is vigorously defending the case. It is too early in the litigation to evaluate the likely outcome or to evaluate the financial impact of the lawsuit, if any. In the opinion of the Company’s management, none of the pending litigation, disputes or claims against it, if decided adversely, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

On October 24, 2018 AAPIM, LLC (“AAPIM”) filed a lawsuit in the District Court of Pecos County, Texas, 112th Judicial District (Cause No. P-12363-112-CV) against Amazing Energy, LLC, a wholly-owned subsidiary of the Company. The Petition alleged Amazing Energy, LLC failed to pay plaintiff its proportionate share of the proceeds from oil and gas production from minerals in Pecos County, Texas. The Company referred the matter to its then regular counsel to represent Amazing Energy, LLC, however it failed to answer AAPIM’s Petition in a timely manner. AAPIM, on January 7, 2019 filed a Motion for Default Judgment against Amazing Energy, LLC. Amazing Energy, LLC was not notified, by its counsel or its registered agent, of the Motion for Default Judgment and as a result the Motion for Default Judgment was unopposed and on January 9, 2019, AAPIM obtained a Default Judgment against Amazing Energy, LLC. Although a Judgment was rendered for approximately $391,275, the defenses to the Judgment were recognized and AAPIM agreed in a Rule 11 settlement agreement to allow an independent Arbitrator to decide whether any payment was due to AAPIM as a non-consenting leasehold owner. The company has submitted accounting information to the Arbitrator showing that no payment is due to AAPIM. A response will soon be due by AAPIM which has claimed that record keeping by AEL and Jilpetco, the private entities of the Miesners and their related entities, which operated the assets before the public entity, the Company, are incomplete. The Company believes to the contrary. In short order, replies may be filed by each litigant and then the matter submitted for decision by the Arbitrator. The Company has been in negotiations with AAPIM to settle the amount owed by Amazing Energy, LLC pursuant to the Rule 11 Agreement with Arbitration that is to be completed by April 17, 2020, according to the current Rule 11 Agreement deadlines. Although the Company believes it will prevail in the Arbitration, owing little or nothing to AAPIM as a non-consenting leasehold owner, before the year ending July 31, 2019, the Company recognized an expense for the potential litigation settlement of $340,972 representing the amount of the judgment, and interest expense of $50,303 as an accounts payable.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

On August 28, 2019, TCI Business Capital, Inc. (“TCI”) filed a petition, in the 416th District Court of Colin County, Texas (Case No. 416-04883-2019), against the Company and its wholly-owned subsidiary Jilpetco, Inc. TCI is a commercial factoring company that purchased certain accounts receivable from Diligent Well Site Services, LLC (“Diligent”). Diligent had previously performed services to Jilpetco. On October 10, 2019, the Company and Jilpetco entered into a settlement agreement with TCI whereby the Company/Jilpetco agreed to pay TCI the total amount of $66,085 in two installments. The first installment of $33,085 was paid on October 16, 2019. The second installment, in the amount of $33,000 was due on or before October 30, 2019. The Company failed to make the second installment and on November 11, 2019, the Company was served, by TCI, with an amended petition. The total amount of $66,085 was accrued as an accounts payable at July 31, 2019. The Company paid the second installment ($33,000) to TCI on November 22, 2019, and on November 25, 2019, paid TCI an additional $2,500 for legal fees that were incurred in connection with the case. This matter was resolved in full on November 22, 2019.

The Company’s records show a subsidiary, Amazing Energy, LLC (“AEL”), executed three notes, as described in Note 8 of these financial statements, with Jed Miesner, his wife LesaMiesner and two affiliated companies; Petro Pro, Ltd, and JLM Strategic Investments, LP (collectively “Miesner”). These notes were previously the subject of a settlement agreement with Miesners and their entities. The settlement agreement called for purchase of the interest of the Miesners and their entities by December 31, 2019, which was not closed because of delays in funding the settlement. On January 7, 2020, Miesner alleged that the notes were in default and that he had the right to foreclose on Company assets. Miesner also challenged the effectiveness of the redemption of Preferred Stock that occurred April 1, 2019.

On January 10, 2020, the Company filed a Petition in Pecos County and on January 30, 2020, it filed an Amended Petition and request for a temporary restraining order prohibiting foreclosure of the notes by Miesner, making the arguments that the notes and mortgages are invalid based on the grounds of a lack of corporate authority to enter into the notes, conflicts of interest, lack of consideration, self-dealing and breach of fiduciary duties.

On January 31, 2020 the Company was granted the temporary restraining order prohibiting Miesner from enforcing the notes and foreclosing upon the properties. Management believes that the Petition will be decided in the Company’s favor. Subsequently, on February 27, 2020, the Company and the Miesners and their entities then entered into an Amendment and Reaffirmation of the Settlement Agreement and Release of Claims between the parties that expires March 27, 2020, if the Company does not purchase all the rights of the Miesners and their entities. In the event the settlement is not completed, the litigation will continue.

Lease commitments

The Company’s principal offices are located at 5700 West Plano Parkway, Suite 3600 in Plano, Texas. Prior to May 1, 2019, the Company subleased office space from a tenant under an approved sublease agreement. On May 1, 2019, the Company agreed to assume the remaining lease obligations (through November 30, 2019) of the former tenant and became a co-lessee under an assumption and assignment of the prior lease agreement that extended the lease term to February 28, 2023. Terms of the new lease agreement require monthly lease payments of a base lease amount of $7,024.71, with periodic increases, plus additional amounts for reimbursement of certain operating costs. The lease does not include any provision that would allow the lessor or lessee to elect to extend or terminate the lease or buy the building at the end of the lease term. At January 31, 2020, the remaining lease term is 3.0 years.

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

As of January 31, 2020, total future lease payments are as follows:

For the 12 months ended January 31,
2021	$84,297
2022	85,754
2023	87,345
2024	7,290
Total	264,686
Less imputed interest	(38,010)
Net lease liability	226,676
Current portion	(64,534)
Long-term portion	$162,142

For the three and six months ended January 31, 2020, costs relating to the operating lease were recognized as lease expense in the Consolidated Statements of Operations as follows:

	Three Month	Six Month
Base rent pursuant to lease agreement	$21,370	$43,100
Variable lease operating costs	5,893	11,480
Sublease income	(2,000)	(14,501)
Total lease costs	$25,263	$40,079

Oil and gas lease commitments

Royalties: The Company is obligated to pay royalties to holders of oil and natural gas interests in its operations.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

Working Interest Holders: The Company is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses. The amounts are based on monthly oil and gas sales and are charged monthly net of oil and gas revenue and recognized as “Due to working interest owners” on the Company’s Consolidated Balance Sheet.

The typical oil and natural gas lease agreement covering our acreage positions in Pecos County, Texas, Lea County, New Mexico, and in Mississippi provides for the payment of royalties to the mineral owners for all oil and natural gas produced form any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to the Company working interest generally ranging from 75% to 80%.

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

Preferred stock

The Company is authorized to issue 10,000,000 shares of its preferred stock, $.001 par value per share.

Series A convertible preferred stock:

As of January 31, 2020 and July 31, 2019, the Company has no shares of Series A preferred stock outstanding.

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

Series B convertible preferred stock:

The Company has 50,000 shares of Series B preferred stock outstanding at January 31, 2020. These Series B shares were issued from the designated 10,000,000 shares of preferred stock, $.001 par value, with the following rights and preferences:

●	Liquidation preference: Upon a liquidation event, an amount in cash equal to $100 per share, for a total of $5,000,000 computed as of January 31, 2020, shall be paid prior to liquidation payments to holders of Company securities junior to the Series B preferred stock.

●	Dividends: Holders of the Series B preferred stock are not entitled to receive a dividend.

●	Voting: The Series B preferred stock has no voting rights other than to be voted when required by the laws of the State of Nevada.

●	Non-transferrable: The shares of Series B preferred stock are not transferable except under a plan for wealth transfer and estate planning or upon conversion or redemption as set forth below.

●	Conversion: Beginning July 31, 2024 (as amended), any shares of the Series B preferred stock outstanding will be convertible, at the discretion of the shareholder, for a period of three years, into common stock purchase warrants of the Company with an conversion price of $1.00 per share on the basis of 110 shares of common stock for each one share of Series “B” preferred stock outstanding.

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

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

Common Stock:

During the six months ended January 31, 2020 and 2019, the Company issued the following:

●	600,000 and 400,000 shares of common stock, respectively, for cash of $150,000 and $100,000.

●	1,200,000 and -0- shares of common stock with a value of $330,000 for common stock payable at July 31, 2019.

●	700,000 and 1,005,000 shares of common stock with total fair values of $82,000 and $239,071, respectively, as compensation for services.
●	-0- and 630,000 shares of common stock with total fair values of $-0- and $126,400, respectively, for common stock issued in connection with offering for working interest.
●	1,125,000 and -0- shares of common stock with total fair values of $117,500 and $-0- for financing costs related to the issuance of convertible notes payable (Note 8).

●	5,625,000 and -0- shares of common stock issued in connection with convertible notes payable (Note 8). These shares were issued in conjunction with certain convertible notes entered into by the Company (Note 8). These shares were to be returned and retired if the Company paid the notes in full by or before their respective maturity dates. Because the notes were not repaid by their respective maturity dates (see Note 12 Subsequent Events), the lenders are entitled to retain these shares.

●	50,000 and 66,000 shares of common stock with total fair values of $12,500 and $16,482, respectively, in settlement of accounts payable.

Warrants:

During the six months ended January 31 2020, the Company issued 300,000 warrants to purchase common stock and recognized compensation of $92,975 for the vesting of warrants issued currently and in prior periods.

During the six months ended January 31, 2019, the Company issued 419,525 warrants to purchase common stock valued at $328,648 for professional services. Additionally, during the six months ended January, 31, 2019, the Company issued 2,400,000 warrants to purchase common stock in connection with promissory notes with a fair value of $288,000 and changed the terms of 2,674,576 existing warrants with an incremental fair value due to the modification of $480,771. See Note 8.

Warrant transactions for the six months ended January 31, 2020 and 2019 are summarized as follows:

	Six Months Ended January 31,
	2020	2019

Outstanding warrants - beginning of period	10,651,308	6,280,633
Issued	300,000	2,819,525
Exercised	-	-
Expired	-	-

Outstanding warrants - end of period	10,951,308	9,100,158

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

The Company’s outstanding warrants at January 31, 2020 are as follows:

Expiration Year	of Warrants	Exercise Price

2020	1,200,000	$0.50
2021	1,858,332	$0.40 to $1.00
2022	785,200	$0.25 to $0.60
2023	721,625	$0.23 to $0.74
2024	6,386,151	$0.12 to $0.40

	10,951,308

Stock Options:

For the six months ended January 31, 2020 and 2019, the Company recognized stock based compensation of $486,793 and $775,070, respectively, related to vesting of options granted in prior periods.

During the six months ended January 31, 2020, the Company did not grant any stock options.

On October 23, 2018, the Board of Directors authorized the grant of 1,000,000 options to purchase shares of common stock of the Company to its Chief Financial Officer. The options have an exercise price of $0.30 and expire five years from the date of grant. 100,000 of the options vested immediately on the grant date and the remainder were to vest 25% annually upon each anniversary of the grant date. For the six months ended January 31, 2019, the Company recognized stock based compensation of $44,178 for these options. Effective January 31, 2020 the employment agreement was terminated in connection with a Separation Agreement and 600,000 unvested options as of that date were forfeited.

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

At January 31, 2020, unrecognized compensation related to all option grants is $928,679 which will be recognized over the next 2.25 years.

The following is a summary of the Company’s option activity for the six months ended January 31, 2020 and 2019:

	For the six months ended January 31
	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding options - beginning of period	32,085,000	$0.31	28,085,000	$0.31
Granted	-		3,500,000
Exercised	-		-
Forfeited or rescinded	(600,000)		-
Outstanding options - end of period	31,485,000	$0.31	31,585,000	$0.31

Outstanding at the end of the period, vested	11,895,833	$0.31	9,475,000	$0.31

AMAZING ENERGY OIL AND GAS, CO. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2020 (Unaudited)

The Company’s outstanding options at January 31, 2020 are as follows:

	Number
Expiration Year	of Options	Exercise Price

2021	2,600,000	$0.30 to $0.40
2022	27,885,000	$0.25 to $0.40
2023	1,000,000	$0.30
	31,485,000

At January 31, 2020, the vested options had no intrinsic value.

NOTE 12 – SUBSEQUENT EVENTS

On February 6, 2020, the Company came to terms with Jed and LesaMiesner (the “Miesners”), and their affiliated companies JLM Strategic Investments, LP (“JLM”), Petro Pro, Ltd. (“PPL”), US Petro, LLC (“US Petro”). Pursuant to the settlement, the Company will pay the total sum of $1,800,000 to the Miesners and/or their affiliated entities. Subsequently, on February 27, 2020, the Company and the Miesners and their entities then entered into an Amendment and Reaffirmation of the Settlement Agreement and Release of Claims between the parties that expires March 27, 2020, if the Company does not purchase all the rights of the Miesners and their entities. In the event the settlement is not completed, the litigation will continue. The Company has paid a total of $225,000 toward the purchase price if it closes on the deal. If the Company does not close on or before March 27, 2020, the deposit is lost and the pending litigation resumes. Currently, many of the substantive and procedural rules for pending litigation are suspended because of Novel Coronavirus (Covid 19) emergency orders of the United States and the State of Texas governmental orders. The settlement and litigation Miesner and his entities may be subject to those orders suspending resolution of the matter.

The settlement provides that the Company will acquire all right, title and interest in and to three notes and mortgages/deeds of trust, with a balance of approximately $4,200,000 held by the Miesners, JLM, and PPL, respectively. Furthermore, the parties have agreed that the Miesners, and their related affiliates, will surrender all of the shares of the Company’s common stock held by them, forgo any claims to all options to acquire shares of the Company’s common stock, all warrants to purchase the Company’s common stock, and any claims for compensation and wrongful termination pursuant to Jed Miesner’s former employment agreement with the Company, as well as a release of any and all other claims the Miesners, and/or any of their affiliated companies, may have against the Company and/or any of its subsidiaries. In exchange, the Company will forgo any claims it may have against Jed Miesner pursuant to his former employment agreement with the Company and any other additional claims the Company, and/or any of its subsidiaries, may have against the Miesners and/or any of their affiliated companies. As a part of the settlement, Jed Miesner resigned from the Company’s board of directors. The Company has made initial payments totaling $175,000 toward the total sum of $1,800,000 to be paid on or before February 21, 2020, according to the potential settlement. Subsequent to February 6, 2020 the Company paid an additional $50,000 to Miesner to extend out the balloon payment date to March 27, 2020.In light of the granting of the temporary restraining order (See Note 10) and current economic conditions related to the Novel Coronavirus (Covid-19) outbreak Worldwide and the international cartel agreements that lead to collapse of crude prices, the Company and Miesner have continued to negotiate to modify the settlement terms. Any failure in the negotiation will result in loss of the deposit and the resumption of litigation, which again is likely stayed or suspended by the entry of order of the United States and State of Texas governments.

On August 20, 2019, September 2, 2019, and September 9, 2019, the Company entered into three convertible note agreements with face values of $400,000, $250,000, and $250,000, respectively. Under the terms of the notes, the Company also issued shares of its common stock (the “Returnable Shares”). These shares were to be returned to the Company if the convertible notes are fully repaid and satisfied prior to their due dates. If the convertible notes were not paid timely, the fair value of the shares will be recognized as a financing fee. At January 31, 2020, the Returnable Shares total 5,625,000 shares and have a fair value of $787,500. The notes were not paid when they became due in February and March, 2020.Because the notes were not repaid by their respective maturity dates, the lenders are entitled to retain these shares.

On March 16, 2020, the Company issued 8,333,333 shares of its common stock (the “Shares”) to Cicero Transact Group, Inc. for $250,000. The Shares constitute 7% of the issued and outstanding shares of the Company’s common stock.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of July 31, 2019, and for each of the fiscal years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

We are in the business of exploration, development, and production of oil and gas in the Permian Basin of West Texas, in southeastern New Mexico, and in Mississippi. The Permian Basin, which is one of the major producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a large number of operators. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates. As of January 31, 2020, the Company has leasehold rights located within approximately 70,000 acres in Pecos County, Texas, 5,385 gross acres (4,682 net acres) in Lea County, New Mexico and approximately 900 acres in Walthall County, Mississippi. We believe that our concentrated acreage positions provides us with an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Historically, our activities have been primarily focused on vertical development of the Queen formation over the Central Basin platform, which separates the Midland Basin from the Delaware Basin, all of which are part of the Permian Basin in West Texas. Recently, however, the Company has had several successful completions in the deeper San Andres zone of its Pecos County, Texas and Lea County, New Mexico properties. Future drilling targets could include the Grayburg, Clear Fork, Glorietta, and Devonian zones in Pecos County, Texas and the Devonian, Pennsylvanian and Wolfcamp/Wolfbone zones in Lea County, New Mexico and Lower Tuscaloosa Stinger B,C, and D Sands, Yequa, Cook Mountain, and Sparta pay zones.

The properties acquired in Mississippi include eleven production capable wells and three salt water disposal wells. The Company intends to begin a program of workover and recompletion in 2020. Existing wellbores, field infrastructure, and saltwater disposal well reduces cost and time. To date the primary saltwater well has been reworked with a successful Mechanical Integrity Test approved by the Mississippi Oil and Gas Board. The well in now in operation. The first well on the schedule to be reworked is the Doster A-1 Well. Operations are now underway in the 11,000-foot-deep formation called the Lower Tuscaloosa Stringer pay sand

Our near-term success depends primarily on attracting developmental capital to continue to drill, develop reserves and increase production within the leased acreage that we currently control. We are also open to acquiring oil and gas producing properties that would add value to our shareholders. We are the operator of 100% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of all of our acreage, we retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of our prospects. The Company owns a small drilling rig (2,500’), completion rig, pulling unit and various equipment to operate the property.

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

During the fiscal quarter ended October 31, 2019, the Company drilled and completed the Wilson 498 well and recompleted the Wilson 49-2 well on the Pecos County, Texas leasehold that was acquired in the transaction with Wyatt Energy, LLC. Management is still in the process of evaluating the results of both wells as the just entered the initial production stage. At January 31, 2020, the Company has a 100% working interest in twenty-seven (27) wells and a 37% working interest in the WWJD #31-H well located in the Pecos County, Texas leasehold premises. The Company has drilled 27 wells throughout the property, and recompleted one well that was drilled by a previous operator. Twenty-six of the wells either current producers or subjects of a scheduled workover/recompletion plan. Two wells are currently shut-in and will probably be converted to injection wells associated with a future water-flood plan. The level of capital expenditures for the remainder of the fiscal year will significantly depend on the future market prices for oil and the Company’s ability to source the necessary capital to fund the drilling of any wells in the future.

Fiscal Year 2020 Activity

At January 31, 2020, the Company has seven producing wells and three saltwater disposal wells in the Lea County project. A location has been selected and a drilling pad has been built for the Curly Well.

Amazing will leverage the extensive geological work done on the Pecos County, Texas acreage to select new well drilling locations. Identified and prolific pay zone horizons proven on the acreage include the Queen, Grayburg, Clear- Fork, Wolfcamp, Pennsylvanian, Devonian and Ellenberger. Modern 3-D seismic covers most of the leasehold, where 17 deep exploratory wells were drilled in the early 2000’s targeting Devonian and Ellenberger pay at depths of 8,000-9,000 foot Measured Depth. The Seismic data set primarily targeted Devonian wells which have produced 4 BCFG and 150,000 barrels of oil in the area. Additionally, the data has identified prospects that have yet to be drilled on the acreage and a recent new field discovery by an offset operator in 2017 which will provide additional detailed geological insight as to rock properties, reserves, and production potentials. Amazing plans to shoot a larger 3-D survey which has the potential to uncover additional new target areas from the deeper horizons.

On November 22, 2019 Amazing Energy MS, LLC (“AMS”) a newly formed, wholly-owned subsidiary of the Company closed on the acquisition of assets consisting of certain oil and gas leases encompassing approximately 900 acres, nine oil wells and a saltwater disposal well, all located in Mississippi and generally known as the “Denver Mint Project.” The company plans to restore and enhance production with multiple workovers identified in proven Lower Tuscaloosa pay zones as well as expand production into shallow regional pay zones. Shallow Yegua, Cook Mountain, and Sparta pay zones above 3,300 ft. are regional pay zones that have not been produced in Dinan Field to date. Existing well bores, field infrastructure, and saltwater disposal well reduces cost and time.

In the past Amazing has focused on shallower plays available under our existing options to incrementally increase production. Our strategy is getting a tremendous boost with the addition of these deep rights and associated well-known pay zones. We expect this acquisition to add several hundred potential new well locations to our current drilling inventory. The potential of our acreage is now on par with many of our much larger peers and in the same well-known plays where they are experiencing marked success.

The Company’s Expansion Strategy for 2020 includes the following subject to economic and liquidity conditions:

●	Capital Expenditure Strategy for Pecos County, Texas, Lea County, New Mexico, and Mississippi assets:

●	Pecos County, Texas and Lea County, New Mexico acreage represent the main revenue drivers for Amazing Energy.

●	Management plans to implement a monthly capital budget to drill additional wells and workover/recomplete existing wells in all areas.

●	Seek to Acquire Additional Assets:

●	Potential pipeline acquisition with current positive cash flow.

●	The Company is geographically agnostic within the U.S. and is comfortable participating in both operated and non-operated transactions in most geological basins located in the lower 48 states, but on a more practical basis prefers locations proximate to our current operations in Texas and New Mexico.

●	Growth through JV/ Farm Out

●	The Company intends to initiate discussions with other operators and investors for the purpose of forming joint-ventures on acreage that we currently hold as well as any acreage that we may acquire in the future.

●	Any such joint-ventures would allow Amazing to leverage the financial resources and knowledge of leading operators in an effort to enhance Amazing’s shareholders’ value.

Overview of Current Operations

Through January 31, 2020, the Company has drilled twenty-seven wells and recompleted one well on its leasehold in Pecos County, Texas. Twenty-six of the twenty-eight wells are either currently producing or awaiting workover/recompletion and two wells are currently shut in. The wells have not been commercially productive. As a result of the recent Lea County, New Mexico acquisition, the Company has seven wells that are currently producing oil and gas. The Company also acquired three salt-water disposal wells in the Lea County, New Mexico asset acquisition transaction. In August, 2019, the Company began disposing salt-water in one of its Lea County, New Mexico salt-water disposal wells for another unrelated local operator. The Company will be paid an amount each month based on the total number of barrels of salt-water disposed.

The newly acquired Mississippi properties are being reviewed to develop plans to restore and enhance production with multiple workovers identified in proven Lower Tuscaloosa pay zones as well as expand production into shallow regional pay zones. Shallow Yegua, Cook Mountain, and Sparta pay zones above 3,300 ft. are regional pay zones that have not been produced in Dinan Field. Existing wellbores, field infrastructure, and saltwater disposal well reduces cost and time. To date the primary saltwater well has been reworked with a successful Mechanical Integrity Test approved by the Mississippi Oil and Gas Board. The well in now in operation. The first well on the schedule to be reworked is the Doster A-1 Well. Operations are now underway in the 11,000-foot-deep formation called the Lower Tuscaloosa Stringer pay sand.

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

During the six months ended January 31, 2020, the Company sold its oil and gas production to only four customers. Oil production was sold to Rio Energy International, Inc. (Pecos County, Texas) and to Plains Marketing L.P. (Lea County, New Mexico), and natural gas production was sold to Trans-Pecos Natural Gas Company, LLC (Pecos County, Texas) and Targa Resources (Lea County, New Mexico). During the six months ended January 31, 2019, oil and gas production in Pecos County, Texas was sold to Sunoco, LP and Trans-Pecos Natural Gas Company, LLC, respectively.

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

Several states, including Texas, and local jurisdictions, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flow-back fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells. Similar types of legislation are under consideration in New Mexico and Mississippi where the Company has existing oil and gas operations.

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

State Regulation. Texas, Mississippi and New Mexico regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production, while New Mexico currently imposes a 3.75% severance tax on oil and gas production as well as an additional emergency school tax (3.15%), a conservation tax (1.9%) and a production ad-valorem tax (2.2886%). Mississippi has similar severance tax structures that will apply to the Company’s future production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but we cannot assure you that they will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

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

Office and Other Facilities

The Company leases its corporate headquarters in Plano, Texas. Reference detail in Note 10 of the Consolidated Financial Statements regarding Lease Commitments.

Employees

As of January 31, 2020, the Company had five full-time employees. We regularly use independent contractors and consultants to perform various field-level tasks as well as other required services. None of our employees are represented by a labor union or covered by any collective bargaining agreement.

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

Oil and Gas Leases

The typical oil and natural gas lease agreement covering our acreage positions in Pecos County, Texas, Lea County, New Mexico, and Mississippi provide for the payment of royalties to the mineral owners for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20% to 25%, resulting in a net revenue interest to the working interest owners generally ranging from 75% to 80%.

RESULTS OF OPERATIONS

The following table presents selected financial and operational data for the six months ended January 31, 2020 and 2019, respectively.

	Six months ended January 31,
	2020	2019	Change	% Change
Revenue, oil and gas sales	$447,152	$225,828	$221,324	98.01%
Number of BOE sold	11,584	4,754	6,830	143.67%
Average price per BOE	$38.60	$47.50	$(8.90)	-18.74%
Net production (BOE)	12,532	4,901	7,631	155.70%
Average daily net production (BOE)	68.11	26.64	41.47	155.66%

	Three months ended January 31,
	2020	2019	Change	% Change
Revenue, oil and gas sales	$245,410	$95,803	$149,607	156.16%
Number of BOE sold	7,662	2,241	5,421	241.90%
Average price per BOE	$32.03	$42.75	$(10.72)	-25.08%
Net production (BOE)	8,007	2,249	5,758	256.02%
Average daily net production (BOE)	87.03	24.45	62.58	255.96%

Oil and Gas Production and Revenue

Production Costs

Production costs increased $313,411 from $182,810 for the six months ended January 31, 2019 to $496,221 for the six months ended January 31, 2020. This increase for the comparable three-month period was attributable primarily to increased reasonable and customary lease operating expenses.

Depletion, depreciation and amortization of asset retirement obligation liability accretion (“DD&A”)

Depletion of oil and gas properties is calculated under the units of production method, following the full cost method of accounting. For the six month period ended January 31, 2020, DD&A was $202,909 as compared to $151,389 for the six month period ended January 31, 2019. The increase in DD&A of $51,520 for the six-month comparable period was primarily due to the change in increased production for the current period relative to the prior year and an increase in the basis for DD&A calculation for property acquired.

General and Administrative Expenses

For the six months ended January 31, 2020, the Company’s general and administrative expenses were $2,142,449 compared to $2,101,599 for the comparative six months ended January 31, 2019, an increase of $40,850.

Increase (decrease) in non-cash stock and warrant compensation	$(242,876)
Increase (decrease) in consulting services expense	(25,347)
Increase (decrease) in investor relations expense	(66,632)
Increase (decrease) in travel expense	12,201
Increase (decrease) in salaries, employee benefits and payroll taxes	11,126
Increase (decrease) in professional fees	243,962
Increase (decrease) in general corporate expenses	108,416

Total Decrease in General and Administrative Expenses	$40,850

For the three months ended January 31, 2020, the Company’s general and administrative expenses were $988,509 compared to $1,114,940 for the comparative quarter ended January 31, 2019, a decrease of $126,431.

Detail of the changes in general and administrative expense is as follows:

Increase (decrease) in non cash stock and warrant compensation	$(168,237)
Increase (decrease) in consulting	$99,122
Increase (decrease) in investor relations expense	(3,419)
Increase (decrease) in travel expense	15,501
Increase (decrease) in salaries, employee benefits and payroll taxes	99,313
Increase (decrease) in professional fees	64,696
Increase (decrease) in general corporate expenses	(233,407)

Total Increase in General and Administrative Expenses	$(126,431)

Liquidity and Capital Resources

The Company had a working capital deficit of $7,047,377 as of January 31 2020, compared to a working capital deficit of $4,901,103 as of July 31, 2019. The increase in the working capital deficit was primarily due to the net increase in accounts payable, issuance of convertible notes payable, and the financing of property acquisitions related to the New Mexico and Mississippi asset acquisitions.

Detail of changes in cash flows for the six months ended January 31, 2020 and 2019 are as follows:

	January 31, 2020	January 31, 2019	Increase (Decrease)
Net cash from (used in) operating activities	$2,949,151	$(272,945)	$3,222,096
Net cash (used in) investing activities	$(3,959,025)	$(527,053)	$(3,431,972)
Net cash provided by financing activities	$952,744	$895,230	$57,514

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

Principles of Consolidation

The Company’s consolidated financial statements include all its subsidiaries.

The following table shows the wholly-owned subsidiaries of Amazing Energy Oil and Gas, Co. which are engaged in the oil and gas business:

Name of Subsidiary	State of Incorporation	Ownership Interest	Principal Activity
Amazing Energy, Inc.	Nevada	100%	Oil and gas exploration, development, and products

Amazing Energy, LLC	Texas	100%	Ownership of oil and gas leases

Jilpetco, Inc.	Texas	100%	Operating company

Amazing Energy MS LLC	Mississippi	100%	Oil and gas exploration, development, and products

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a Smaller Reporting Company, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

See Note 10 to the Financial Statements.

ITEM 1A.	RISK FACTORS.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended January 31, 2020, the Company issued the following:

●	600,000 shares of common stock for cash of $150,000.

●	1,200,000 shares of common stock for common stock payable that existed at July 31, 2019.

●	700,000 shares of common stock with total fair values of $82,000 as compensation for services.

●	1,125,000 shares of common stock with total fair value of $117,500 for financing costs related to the issuance of convertible notes payable.

●	50,000 shares of common stock with total fair values of $12,500 in settlement of accounts payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY SECURITIES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Document	Form	Incorporated by Reference Date	Number	Filed herewith
10.1	Exchange Agreement with K. Meade, effective June 27, 2018	8-K	9/24/2018	10 .1
10.2	Exchange Agreement with J. Etter, effective June 27, 2018	8-K	9/24/2018	10.2
10.3	Exchange Agreement with Golf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013 LP, Gulf South Energy Partners 2014 LP and Gulf South Energy Partners 2015A LP, effective June 27, 2018	8-K	9/24/2018	10.3
10.4	Exchange Agreement with R. O’Brien, effective June 27, 2018	8-K	9/24/2018	10.4
10.5	Exchange Agreement with Petro Pro, Ltd., effective June 27, 2018	8-K	9/24/2018	10.5
10.6	Exchange Agreement with M. Khorassani, effective June 27, 2018	8-K	9/24/2018	10.6
10.7	Exchange Agreement with F.W. Thomas and B. Thomas, effective June 27, 2018	8-K	9/24/2018	10.7
10.8	Exchange Agreement with T. Alford, effective July 24, 2018	8-K	9/24/2018	10.8
10.9	Exchange Agreement with D. Hudson, effective July 30, 2018	8-K	9/24/2018	10.9
10.10	Exchange Agreement with D. Bromberg, effective August 08, 2018	8-K	9/24/2018	10.10
10.11	Exchange Agreement with D. Lazier, effective August 08, 2018	8-K	9/24/2018	10.11
10.12	Wyatt Purchase and Sale Agreement dated October 12, 2018.	8-K	10/22/2018	10.1
10.13	Wyatt Assignment and Bill of Sale.	8-K	10/22/2018	10.2
10.14	Loan Agreement dated October 24, 2018.	8-K	10/26/2018	10.1
10.15	Promissory Note dated October 24, 2018.	8-K	10/26/2018	10.2
10.16	Employment Agreement with Benjamin M. Dobbins, effective October 23, 2018	10-Q	12/17/2018	10.16
10.17	Employment Agreement with David C. Arndt, effective November 1, 2018	10-Q	12/17/2018	10.17
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension – Schema				X
101.CAL	XBRL Taxonomy Extension – Calculation				X
101.DEF	XBRL Taxonomy Extension – Definition				X
101.LAB	XBRL Taxonomy Extension – Label				X
101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 23, 2020.

AMAZING ENERGY OIL AND GAS, CO.

By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

By:	BENJAMIN JACOBSON III
Benjamin Jacobson III
Principal Financial Officer and Principal Accounting Officer