Form 10-Q/A
period 2020-01-31
Amazing Energy Oil & Gas, Co.
filed 2020-03-25
CIK 1375618

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	⌧
(Do not check if smaller reporting company)		Emerging Growth company	☐

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Amazing Energy Oil & Gas, Co.'s Quarterly Report on Form 10-Q for the period ended January 31, 2020, filed with the Securities and Exchange Commission on March 23, 2020 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS.
Exhibit Number	Description of Document	Form	Incorporated by Reference Date	Number	Filed herewith
10.1	Exchange Agreement with K. Meade, effective June 27, 2018	8-K	9/24/2018	10 .1
10.2	Exchange Agreement with J. Etter, effective June 27, 2018	8-K	9/24/2018	10.2
10.3	Exchange Agreement with Golf South Energy Partners 2012A, LP, Gulf South Energy Partners 2013 LP, Gulf South Energy Partners 2014 LP and Gulf South Energy Partners 2015A LP, effective June 27, 2018	8-K	9/24/2018	10.3
10.4	Exchange Agreement with R. O’Brien, effective June 27, 2018	8-K	9/24/2018	10.4
10.5	Exchange Agreement with Petro Pro, Ltd., effective June 27, 2018	8-K	9/24/2018	10.5
10.6	Exchange Agreement with M. Khorassani, effective June 27, 2018	8-K	9/24/2018	10.6
10.7	Exchange Agreement with F.W. Thomas and B. Thomas, effective June 27, 2018	8-K	9/24/2018	10.7
10.8	Exchange Agreement with T. Alford, effective July 24, 2018	8-K	9/24/2018	10.8
10.9	Exchange Agreement with D. Hudson, effective July 30, 2018	8-K	9/24/2018	10.9
10.10	Exchange Agreement with D. Bromberg, effective August 08, 2018	8-K	9/24/2018	10.10
10.11	Exchange Agreement with D. Lazier, effective August 08, 2018	8-K	9/24/2018	10.11
10.12	Wyatt Purchase and Sale Agreement dated October 12, 2018.	8-K	10/22/2018	10.1
10.13	Wyatt Assignment and Bill of Sale.	8-K	10/22/2018	10.2
10.14	Loan Agreement dated October 24, 2018.	8-K	10/26/2018	10.1
10.15	Promissory Note dated October 24, 2018.	8-K	10/26/2018	10.2
10.16	Employment Agreement with Benjamin M. Dobbins, effective October 23, 2018	10-Q	12/17/2018	10.16
10.17	Employment Agreement with David C. Arndt, effective November 1, 2018	10-Q	12/17/2018	10.17
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension – Schema				X
101.CAL**	XBRL Taxonomy Extension – Calculation				X
101.DEF**	XBRL Taxonomy Extension – Definition				X
101.LAB**	XBRL Taxonomy Extension – Label				X
101.PRE**	XBRL Taxonomy Extension – Presentation				X

*Previously filed.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 2020.

AMAZING ENERGY OIL AND GAS, CO.

By:	WILLARD MCANDREW III
Willard McAndrew III
Principal Executive Officer

By:	BENJAMIN JACOBSON III
Benjamin Jacobson III
Principal Financial Officer and Principal Accounting Officer